Form 10-Q
period 1996-06-30
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 1996-08-14
CIK 841866

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   June 30, 1996
                                                ----------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                         Commission File Number
  June 30, 1996                                                  33-25701
- -----------------                                         ----------------------


                       ADVANTAGE MARKETING SYSTEMS, INC.
- --------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

             Oklahoma                                        33-0296193
- ---------------------------------                   ----------------------------
  (State or Other Jurisdiction                      (IRS Employer Identification
of Incorporation or Organization)                   Number)

      2601 N.W. Expressway, Suite 1210W, Oklahoma City, Oklahoma  73112
- --------------------------------------------------------------------------------
(Address of Principal Offices)                                  (Zip Code)

                                (405) 842-0131
- --------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

             Yes      X             No
                  ---------              ---------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                            17,145,524
- ------------------------------                  --------------------------------
Title of Class                                  Number of Shares outstanding
                                                at June 30, 1996


Exhibit Index appears on page 12 .
                             ----

                       ADVANTAGE MARKETING SYSTEMS, INC.
- --------------------------------------------------------------------------------

                        QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 1996
                      -----------------------------------


                               Table of Contents
                               -----------------



Part   I -  Financial Information

               Consolidated Balance Sheets                               3

               Consolidated Statements of Operations                     4

               Consolidated Statements of Cash Flows                     5

               Notes to Consolidated Financial Statements                6

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       7

Part  II -  Other Information                                            12

ADVANTAGE MARKETING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS, JUNE 30, 1996 AND DECEMBER 31, 1995
(UNAUDITED)
- --------------------------------------------------------------------------------

ASSETS                                               JUNE 30,      DEC. 31,
- ------                                                 1996          1995
CURRENT ASSETS:
Cash                                               $  181,799    $   112,087
Receivables - net of allowance
  of $25,804 and $27,434                               16,897         18,299
Receivable from affiliate                              69,987         51,963
Inventory                                             289,561         98,621
Prepaid expenses                                       16,145          2,371
                                                   ----------    -----------
Total current assets                                  574,389        283,341

COMMISSION ADVANCES TO RELATED PARTIES -
 NONCURRENT                                            14,332             65

RECEIVABLES - NONCURRENT                               19,731         22,620

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $311,174 and $280,606               186,864        159,797

GOODWILL                                              179,162             -

OTHER ASSETS                                          129,729         67,173
                                                   ----------    -----------
TOTAL ASSETS                                       $1,104,207    $   532,996
                                                   ==========    ===========

LIABILITIES & STOCKHOLDERS' DEFICIENCY
- --------------------------------------

CURRENT LIABILITIES:
Accounts payable                                   $  256,952     $   91,949
Accrued expenses                                      328,179        151,654
Accrued promotion expense                              74,625         99,424
Notes payable:
 Stockholder                                           40,700         81,929
 Other                                                  8,685          8,440
Current obligations under capital lease                23,839         20,679
                                                   ----------    -----------
Total current liabilities                             732,980        454,075

LONG-TERM LIABILITIES:
 Notes payable - other                                 24,151         28,500
 Capital lease                                         68,768         75,649
                                                   ----------    -----------
Total long-term liabilities                            92,919        104,149
                                                   ----------    -----------
TOTAL LIABILITIES                                     825,899        558,224
                                                   ----------    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock - $.0001 par value;
  authorized 5,000,000 shares; none issued                  -              -
Common stock - $.0001 par value; authorized
  495,000,000 shares; 17,145,524 shares
  issued and outstanding                                1,714          1,698
Paid-in capital                                     1,979,880      1,858,396
Accumulated deficit                                (1,703,286)    (1,885,322)
                                                   ----------    -----------
Total stockholders' equity (deficiency)               278,308        (25,228)
                                                   ----------    -----------
TOTAL                                             $ 1,104,207    $   532,996
                                                  ===========    ===========

See notes to financial statements.

ADVANTAGE MARKETING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
- --------------------------------------------------------------------------------

                                  Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                    1996       1995        1996        1995
REVENUE:
Sale of programs                $1,411,069  $1,042,301  $2,671,250  $1,848,600
Sale of promotional material        63,350      30,395     126,034      50,545
Other                                6,660       4,871      16,244       9,194
                                ----------  ----------  ----------  ----------
Total                            1,481,079  $1,077,567   2,813,528   1,908,339
                                ----------  ----------  ----------  ----------

EXPENSES:
Cost of programs                   331,480     308,653     634,359     501,089
Cost of promotional material        42,407      25,117      78,152      41,891
Selling                            733,444     481,632   1,416,608     897,642
Interest expense                     6,489       8,066      13,848      12,211
General and administrative         266,927     186,035     488,525     351,821
                                ----------  ----------  ----------  ----------
Total                            1,380,747   1,009,503   2,631,492   1,804,654
                                ----------  ----------  ----------  ----------
NET PROFIT                      $  100,332  $   68,064  $  182,036  $  103,685
                                ==========  ==========  ==========  ==========



WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES (thousands)       26,900      16,845      26,900      16,845

NET PROFIT PER COMMON SHARE           NIL         NIL         NIL         NIL
                                    ------      ------      ------      ------

See notes to financial statements.

ADVANTAGE MARKETING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                     JUNE 30,    JUNE 30,
                                                       1996        1995
CASH FLOW FROM OPERATING ACTIVITIES:

Net profit                                          $ 182,036    $103,685
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation and amortization                        30,568      18,102
Changes in assets and liabilities
  which provided (used) cash:
      Inventory                                      (190,940)    (11,000)
      Receivables, advances and prepaids              (41,774)    (22,848)
      Checks outstanding                                    -     (46,663)
      Accounts payable and accrued
        expenses                                      318,229      41,174
                                                    ---------    --------
  Net cash provided by operating activities           298,119      82,450
                                                    ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                    (57,635)     (2,697)
Purchase of Miracle Mountain International, Inc.      (59,162)          -
Purchase of other assets                              (62,556)          -
                                                    ---------    --------
Net cash used by investing activities                (179,353)     (2,697)
                                                    ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Loans from stockholders                                     -      43,372
Payment on capital leases                              (3,721)     (4,237)
Payment on notes payable                               (4,104)     (2,088)
Payment on notes payable - stockholders               (41,229)    (90,985)
                                                    ---------    --------
Net cash provided (used) by financing activities      (49,054)    (53,938)
                                                    ---------    --------

NET INCREASE IN CASH                                   69,712      25,815

BEGINNING CASH BALANCE                                112,087           -
                                                    ---------    --------

ENDING CASH BALANCE                                 $ 181,799    $ 25,815
                                                    =========    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING,
  INVESTING AND FINANCING ACTIVITIES:

Reclassify interest payable to notes payable -
  stockholders                                      $       -    $ 51,806
                                                    =========    ========

Property and equipment acquired by capital lease    $            $ 91,263
                                                    =========    ========
Fair value of capital stock issued to purchase
  Miracle Mountain International, Inc.              $ 120,000    $      -
                                                    =========    ========

See notes to financial statements.

ADVANTAGE MARKETING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
- --------------------------------------------------------------------------------

1.  UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited financial statements of the Company, and notes thereto, for the fiscal year ended December 31, 1995.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the fiscal year ended December 31, 1996.

2.  MIRACLE MOUNTAIN INTERNATIONAL, INC.

Pursuant to a stock purchase agreement having an effective date of May 31, 1996 (the "Purchase Agreement"), the Company acquired all of the issued and outstanding capital stock of Miracle Mountain International, Inc., a Colorado corporation ("MMI"), and MMI became a wholly-owned subsidiary of the Company (the "MMI Acquisition"). MMI is a multi-level marketer of various third-party manufactured nutritional supplement products. Pursuant to the Purchase Agreement and in connection with the MMI Acquisition, the Company issued and delivered to the shareholders of MMI 160,000 shares of common stock. In addition, the Company agreed to issue and deliver an additional 40,000 shares of common stock to the shareholders of MMI on or before October 18, 1996, pending determination of certain liabilities.

In connection with the MMI Acquisition, the Company has recorded Goodwill equal to the excess of the $176,103 purchase price over the $(3,059) fair market value of assets of MMI, net of liabilities, amortizable over a seven year period.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

Historically, the Company has had to rely on advances from its chief executive officer and major stockholder as well as funds raised from its existing stockholders through loans, exercise of stock options and the purchase of Common Stock, to meet its daily cash operating needs. As a result of improvements in the Company's profitability and cash flows the Company has been able to meet its daily cash operating needs with cash flows from operations since April 1, 1994.

The Company had a deficit working capital of approximately $158,591 at June 30, 1996, as compared to a deficit of approximately $170,700 at December 31, 1995. Of this $158,591 deficit, approximately $40,700 represents amounts owed to the Company's chief executive officer and major stockholder which is classified as a current liability, however, the Company makes payments on this loan only when there is sufficient working capital. Management believes that cash flows from operations will be sufficient to fund its working capital needs over the next twelve months. During the six months ended June 30, 1996, net cash provided by operating activities was $298,119 of which $179,353 was used for the purchase of property, equipment and other assets, and $49,054 was used in financing activities (consisting primarily of repayments to the Company's Chief Executive Officer and major stockholder). The Company had a net increase in cash during this period of $69,712. The Company's working capital needs over the next twelve months consist primarily of administrative and operating overhead. For the six months ended June 30, 1996, the Company's administrative and operating overhead averaged approximately $82,000 per month. The Company anticipates that this level of administrative and operating overhead will continue over the next twelve months.

The Company's primary source of liquidity is net cash provided by operating activities. Other than loans made available to the Company by its Chief Executive Officer and major shareholder, the Company does not have any outside liquidity sources. As of June 30, 1996, the Company did not have any material commitments for capital expenditures.

The Company is attempting to raise funds through the simultaneous sale of Units pursuant to the exercise of Public Warrants and Rights. The Company has filed a registration statement with the Securities and Exchange Commission to redeem the outstanding Class A and Class B Warrants at $.0001 per warrant. In connection with the redemption, the Company will offer to temporarily reduce the exercise price of Class B Warrants to $.75 and will offer upon exercise of each Class A and Class B Warrant one share of common stock plus one new 1996-A Warrant. Each 1996-A Warrant will be exercisable at $1.50 per share at any time on or before June 30, 1998 to purchase one share of common stock. The proposed redemption is subject to the approval of the related registration statement by the Securities and Exchange Commission and will be limited to a specific time period.

In addition, the registration statement includes the Company's intention to distribute nontransferable rights to purchase a unit consisting of one share of common stock and one new 1996-A Warrant to existing shareholders of record. The rights will be offered at no cost and will allow shareholders of record to purchase one unit for every previous common share held. The rights exercise period will be limited. This proposed distribution is subject to the approval of the related registration statement by the Securities and Exchange Commission.

The Company estimates that the net proceeds to be received from its simultaneous sale of Units pursuant to the exercise of Public Warrants and Rights will be $3.5 million consisting of $2.5 million and $1.0 from the sale of units pursuant to exercise of the Public Warrants and Rights, respectively. However, there is no assurance that there will be any net proceeds from these offerings.

The net proceeds from these offerings will be used for general corporate purposes, including working capital and to fund the Company's efforts to expand sales and marketing activities. The Company estimates that it will use approximately $1.5 million for expansion of its U.S. distributor network and enhancement of its marketing materials. The Company intends to use approximately $.5 million to develop new products and enhance the packaging of its existing products. The Company will devote approximately $1.0 million for the expansion into and development of international markets. In the event the Company raises less than $3.5 million the funds will be devoted to each of these areas in the order in which they have been presented. The Company does not intend to use any of the proceeds to discharge existing debt. Pending use of the net proceeds, they will be invested by the Company in investment grade, short-term, interest-bearing securities.

Furthermore, the Company signed a letter of intent on May 24, 1996, with an underwriter which sets forth in principle the terms and conditions pursuant to which investment banking services are to be provided and, subject to a number of conditions, Common Stock is to be purchased from the Company and sold to the public by the underwriter during 1996. Until a definitive underwriting agreement is executed with the underwriter, which generally will be following the declaration of effectiveness of the registration statement filed by the Company with the Securities and Exchange Commission covering the Common Stock, the underwriter will have no obligation to purchase the Common Stock. Therefore, there is no assurance that this offering will be completed.

In the event that the Company does not obtain any net proceeds from these offerings it anticipates that it will be able to continue to operate on internally generated cash. During the six months ended June 30, 1996, the Company had an average monthly positive cash flow from operating activities of approximately $49,600, and an average monthly net positive cash flow of approximately $11,600, after investing and financing activities.

Pursuant to a stock purchase agreement having an effective date of May 31, 1996 (the "Purchase Agreement"), the Company acquired all of the issued and outstanding capital stock of Miracle Mountain International,

Inc., a Colorado corporation ("MMI"), and MMI became a wholly-owned subsidiary of the Company (the "MMI Acquisition"). MMI is a multi-level marketer of various third-party manufactured nutritional supplement products. Pursuant to the Purchase Agreement and in connection with the MMI Acquisition, the Company issued and delivered to the shareholders of MMI 160,000 shares of common stock. In addition, the Company agreed to issue and deliver an additional 40,000 shares of common stock to the shareholders of MMI on or before October 18, 1996, pending determination of certain liabilities.

In connection with the MMI Acquisition, the Company has recorded Goodwill equal to the excess of the $176,103 purchase price over the $(3,059) fair market value of assets of MMI, net of liabilities, amortizable over a seven year period.


RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- -----------------------------------------------

During 1996, total revenues increased $905,189 (a 47.4 percent increase) as compared to 1995. The increase was primarily attributable to the increased sales volume of the Company's NewTrition Plan, which was introduced in October 1993, and expansion of the Company's network of its independent distributors.
At June 30, 1996, the Company had 11,152 "active" independent distributors compared to 5,234 at June 30, 1995. A distributor is considered to be "active" if he or she has made a NewTrition Plan product purchase within the previous 12
months.   During 1996, the Company made aggregate sales under its NewTrition
Plan of $2,587,410 to 4,859 distributors, compared to aggregate sales in 1995 of $1,617,117 to 3,102 distributors. Promotional material revenue increased $75,489 (a 149.4 percent increase) to $126,034 in 1996 from $50,545 in 1995. In addition, other revenue increased by $7,050 (a 76.7 percent increase) from $9,194 in 1995 to $16,244 in 1996, as a result of increased interest income during 1996.

Total costs and expenses of programs, promotional material and selling during 1996 increased by $688,497 (a 47.8 percent increase) to $2,129,119 from $1,440,622 during 1995. This increase was attributable to an increase of (i) $133,270 (a 26.6 percent increase) in costs of programs and (ii) $518,966 (a
57.8 percent increase) in selling expenses, while promotional material expenses increased $36,261 (a 86.6 percent increase). The costs and expenses of programs, promotional materials and selling, as a percentage of program sales revenue, increased from 75.9 percent during 1995 to 79.7 percent during 1996 due to an increase in selling costs as a percentage of program sale revenue from
48.6 percent to 53.0 percent, offset by a decrease in the costs of programs as a percentage of program sale revenue from 27.1 percent to 23.7 percent as a result of price reductions obtained from vendors on the program costs associated with the Company's NewTrition Plan. The Company achieved a net profit on sales of promotional materials of $47,882 during 1996 compared to a net profit of $8,654 during 1995 as a result of the Company's curtailed practice of providing promotional materials at reduced cost during special promotions.

The Company's gross profit on program and promotional material revenues (program and promotional material revenue less program costs, promotional material costs and selling expenses) increased $209,642 (a 45.7 percent increase) to $668,165 in 1996 from $458,523 in 1995. The gross profit on program and promotional material revenues decreased as a percentage of total revenue from 24.0 percent in 1995 to 23.7 percent in 1996. The decrease in the Company's gross profit margin on program and promotional material revenues resulted from the combination of a decrease in program and promotional materials costs as a percentage of programs and promotional material revenues, offset by an increase in selling costs and expenses as a percentage of programs and promotional material revenues.

General and administrative expenses increased $136,704 (a 38.9 percent increase) to $488,525 during 1996 from $351,821 during 1995. This increase was attributable to the Company's administrative infra-structure necessary to support increased levels of sales. The Company expanded its administrative infra-structure by hiring six additional employees. Consequently, payroll and employee costs increased by $131,976 during 1996 as the Company increased its number of employees from ten to 16. Interest expense during 1996 increased $1,637 (a 13.4 percent increase) to $13,848 from $12,211 during 1995.

Net income increased $78,351 (a 75.6 percent increase) to $182,036 during 1996 from $103,685 during 1995. Net income as a percentage of total revenue increased from 5.4 percent during 1995 to 6.5 percent during 1996.


RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
- -------------------------------------------------

During 1996, total revenues increased $403,512 (a 37.4 percent increase) as compared to 1995. The increase was primarily attributable to the increased sales volume of the Company's NewTrition Plan, which was introduced in October 1993, and expansion of the Company's network of its independent distributors.
At June 30, 1996, the Company had 11,152 "active" independent distributors compared to 5,234 at June 30, 1995. A distributor is considered to be "active" if he or she has made a NewTrition Plan product purchase within the previous 12 months. During 1996, the Company made aggregate sales under its NewTrition Plan of $1,308,959 to 3,362 distributors, compared to aggregate sales in 1995 of $719,058 to 1,901 distributors. Promotional material revenue increased $32,955 (a 108.4 percent increase) to $63,350 in 1996 from $30,395 in 1995. In addition, other revenue increased by $1,789 (a 36.7 percent increase) from $4,871 in 1995 to $6,660 in 1996, as a result of increased interest income during 1996.

Total costs and expenses of programs, promotional material and selling during 1996 increased by $291,929 (a 35.8 percent increase) to $1,107,331 from $815,402 during 1995.  This increase was attributable to an increase of (i) $22,827 (a
7.4 percent increase) in costs of programs and (ii) $251,812 (a 52.3 percent increase) in selling expenses, while promotional material expenses increased $17,290 (a 68.8 percent increase). The costs and expenses of programs, promotional materials and selling, as a percentage of program sales revenue, increased from 78.2 percent during 1995 to 78.5 percent during 1996 due to an increase in selling costs as a percentage of program sale revenue from 46.2 percent to 52.0 percent, offset by a decrease in the costs of programs as a percentage of program sale revenue from
29.6 percent to 23.5 percent as a result of price reductions obtained from vendors on the program costs associated with the Company's NewTrition Plan. The Company achieved a net profit on sales of promotional materials of $20,943 during 1996 compared to a net profit of $5,278 during 1995 as a result of the Company's curtailed practice of providing promotional materials at reduced cost during special promotions.

The Company's gross profit on program and promotional material revenues (program and promotional material revenue less program costs, promotional material costs and selling expenses) increased $109,794 (a 41.2 percent increase) to $367,088 in 1996 from $257,294 in 1995. The gross profit on program and promotional material revenues increased as a percentage of total revenue from 24.0 percent in 1995 to 24.9 percent in 1996. The increase in the Company's gross profit margin on program and promotional material revenues resulted from the combination of a decrease in program and promotional materials costs as a percentage of programs and promotional material revenues, offset by an increase in selling costs and expenses as a percentage of programs and promotional material revenues.

General and administrative expenses increased $80,892 (a 43.5 percent increase) to $266,927 during 1996 from $186,035 during 1995. This increase was attributable to the Company's administrative infra-structure necessary to support increased levels of sales. The Company expanded its administrative infra-structure by hiring six additional employees. Consequently, payroll and employee costs increased by $79,238 during 1996 as the Company increased its number of employees from ten to 16. Interest expense during 1996 decreased $1,577 (a 19.6 percent decrease) to $6,489 from $8,066 during 1995.

Net income increased $32,268 (a 47.4 percent increase) to $100,332 during 1996 from $68,064 during 1995. Net income as a percentage of total revenue increased from 6.3 percent during 1995 to 6.8 percent during 1996.

                          PART II.  OTHER INFORMATION
- --------------------------------------------------------------------------------

Item 1.  LEGAL PROCEEDINGS
         ----------------
             None

Item 2.  CHANGES IN SECURITIES
         ---------------------
             None

Item 3.  DEFAULTS IN SECURITIES
         ----------------------
             None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
         --------------------------------------------------
             None

Item 5.  OTHER INFORMATION
         -----------------
             None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------


             EXHIBITS:  None.


             REPORTS ON FORM 8-K:  Yes.

             Included in the report was "Item 2. Acquisition or Disposition of Assets". The Company acquired all of the issued and outstanding capital stock of Miracle Mountain International, Inc., a Colorado corporation ("MMI"). Also included was "Item 7. Financial Statements and Exhibits". Incorporated by reference were the audited financial statements of MMI for the Year ended December 31, 1995, and the unaudited financial statements of MMI for the three months ended March 31, 1996. The report also included pro forma financial information relating to the acquisition of MMI. The date of the report was June 20, 1996.

                                  SIGNATURES
                                  ----------

- --------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 13, 1996         By:  /s/ John W. Hail
     -------------------          ---------------------------------
                                  John Hail
                                  Chief Executive Officer



Date: August 13, 1996         By:  /s/ Roger P. Baresel
     -------------------          ---------------------------------
                                  Roger P. Baresel
                                  Chief Financial Officer