Form 10QSB/A
period 1996-06-30
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 1996-11-12
CIK 841866

                                 FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   June 30, 1996
                                                ----------------

                                       OR

                 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                         Commission File Number
  June 30, 1996                                                    33-25701
-----------------                                         ----------------------


                       ADVANTAGE MARKETING SYSTEMS, INC.
                       ---------------------------------
            (Exact Name of Registrant as Specified in its Charter)

          Oklahoma                                   33-0296193
---------------------------------         ------------------------------
(State or Other Jurisdiction              (IRS Employer Identification
 of Incorporation or Organization)         Number)

      2601 N.W. Expressway, Suite 1210W, Oklahoma City, Oklahoma  73112
-------------------------------------------------------------------------
(Address of Principal Offices)                                  (Zip Code)


                                (405) 842-0131
-------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

             Yes      X             No
                  ---------             ---------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                           17,145,524
------------------------------                --------------------------------
Title of Class                                Number of Shares outstanding
                                              at June 30, 1996


Exhibit Index appears on page  13 .
                              ----

                       ADVANTAGE MARKETING SYSTEMS, INC.
-------------------------------------------------------------------------------

                       QUARTERLY REPORT ON FORM 10-QSB/A
                      FOR THE QUARTER ENDED JUNE 30, 1996
                      -----------------------------------


                               Table of Contents
                               -----------------



Part I -  Financial Information

           Consolidated Balance Sheets                        3

           Consolidated Statements of Operations              4

           Consolidated Statements of Cash Flows              5

           Notes to Consolidated Financial Statements         6

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                7


Part II -  Other Information                                 13

ADVANTAGE MARKETING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS, JUNE 30, 1996 AND DECEMBER 31, 1995
(UNAUDITED)
--------------------------------------------------------------------------

ASSETS                                              JUNE 30,      DEC. 31,
------                                                1996          1995

CURRENT ASSETS:
Cash                                                $  181,799  $  112,087
Receivables - net of allowance
  of $25,804 and $27,434                                12,921      18,299
Receivable from affiliate                               73,963      51,963
Inventory                                              289,561      98,621
Prepaid expenses                                        16,145       2,371
                                                    ----------  ----------
Total current assets                                   574,389     283,341

COMMISSION ADVANCES TO RELATED PARTIES - NONCURRENT     14,332          65

RECEIVABLES - NONCURRENT                                19,731      22,620

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $311,174 and $280,606                186,864     159,797

GOODWILL                                               117,743        -

COVENANT NOT TO COMPETE                                 58,889        -

OTHER ASSETS                                           131,862      67,173
                                                    ----------  ----------
TOTAL ASSETS                                        $1,103,810  $  532,996
                                                    ==========  ==========

LIABILITIES & STOCKHOLDERS' DEFICIENCY
--------------------------------------

CURRENT LIABILITIES:
Accounts payable                                    $  256,952  $   91,949
Accrued expenses                                       328,179     151,654
Accrued promotion expense                               74,625      99,424
Notes payable:
 Stockholder                                            40,700      81,929
 Other                                                   8,685       8,440
Current obligations under capital lease                 23,839      20,679
                                                    ----------  ----------
Total current liabilities                              732,980     454,075

LONG-TERM LIABILITIES:
 Notes payable - other                                  24,151      28,500
 Capital lease                                          68,768      75,649
                                                    ----------  ----------
Total long-term liabilities                             92,919     104,149
                                                    ----------  ----------
TOTAL LIABILITIES                                      825,899     558,224
                                                    ----------  ----------

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock - $.0001 par value;
  authorized 5,000,000 shares; none issued                -           -
Common stock - $.0001 par value; authorized
  495,000,000 shares; 17,145,524 shares
  issued and outstanding                                 1,714       1,698
Paid-in capital                                      1,979,880   1,858,396
Accumulated deficit                                 (1,703,683) (1,885,322)
                                                    ----------
Total stockholders' equity (deficiency)                277,911     (25,228)
                                                    ----------  ----------
TOTAL                                              $ 1,103,810  $  532,996
                                                   ===========  ==========

See notes to financial statements.

ADVANTAGE MARKETING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------


                                 Three Months Ended      Six Months Ended
                                      June 30,                June 30,
                                   1996       1995        1996       1995

REVENUE:
Sale of programs                $1,411,069 $1,042,301  $2,671,250 $1,848,600
Sale of promotional material        63,350     30,395     126,034     50,545
Other                                6,660      4,871      16,244      9,194
                                ---------- ----------  ---------- ----------
Total                            1,481,079  1,077,567   2,813,528  1,908,339
                                ---------- ----------  ---------- ----------

EXPENSES:
Cost of programs                   331,480    308,653     634,446    501,089
Cost of promotional material        42,407     25,117      78,152     41,891
Selling                            733,444    481,632   1,416,606    897,642
Interest expense                     6,489      8,066      13,848     12,211
General and administrative         267,324    186,035     488,837    351,821
                                ---------- ----------  ---------- ----------
Total                            1,381,144  1,009,503   2,631,889  1,804,654
                                ---------- ----------  ---------- ----------

NET PROFIT                      $   99,935 $   68,064  $  181,639 $  103,685
                                ========== ==========  ========== ==========



WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES (thousands)    26,900     16,845      26,900     16,845

NET PROFIT PER COMMON SHARE        NIL        NIL         NIL        NIL
                                 ------     ------      ------     ------



ADVANTAGE MARKETING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
(UNAUDITED)
--------------------------------------------------------------------------------

                                                             JUNE 30,    JUNE 30,
                                                               1996        1995
CASH FLOW FROM OPERATING ACTIVITIES:
Net profit                                                  $ 181,639    $103,685
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
  Depreciation and amortization                                30,965      18,102
Changes in assets and liabilities
  which provided (used) cash:
   Inventory                                                 (190,940)    (11,000)
   Receivables, advances and prepaids                         (19,774)     13,892
   Checks outstanding                                            -        (46,663)
   Accounts payable and accrued
    expenses                                                  317,303      41,174
                                                            ---------    --------
  Net cash provided by operating activities                   319,193     119,190
                                                            ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                            (57,635)     (2,697)
Advances to affiliate                                         (22,000)    (73,850)
Repayment of advances to affiliate                               -         37,110
Purchase of Miracle Mountain International, Inc.              (56,103)       -
Purchase of other assets                                      (64,689)       -
                                                            ---------    --------
Net cash used by investing activities                        (200,427)    (39,437)
                                                            ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from stockholders                                          -         43,372
Payment on capital leases                                      (3,721)     (4,237)
 Payment on notes payable                                      (4,104)     (2,088)
Payment on notes payable - stockholders                       (41,229)    (90,985)
                                                            ---------    --------
Net cash provided (used) by financing activities              (49,054)    (53,938)
                                                            ---------    --------

NET INCREASE IN CASH                                           69,712      25,815

BEGINNING CASH BALANCE                                        112,087        -
                                                            ---------    --------

ENDING CASH BALANCE                                         $ 181,799    $ 25,815
                                                            =========    ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING,
  INVESTING AND FINANCING ACTIVITIES:

Reclassify interest payable to notes payable -
  stockholders                                              $    -       $ 51,806
                                                            =========    ========

Property and equipment acquired by capital lease            $    -       $ 91,263
                                                            =========    ========

Fair value of capital stock issued to purchase
  Miracle Mountain International, Inc.                      $ 120,000   $    -
                                                            =========    ========

See notes to financial statements.

ADVANTAGE MARKETING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
-------------------------------------------------------------------------------

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

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the fiscal year ending December 31, 1996.

2.  MIRACLE MOUNTAIN INTERNATIONAL, INC.

Pursuant to a stock purchase agreement having an effective date of May 31, 1996 (the "Purchase Agreement"), the Company acquired all of the issued and outstanding capital stock of Miracle Mountain International, Inc., a Colorado corporation ("MMI"), and MMI became a wholly-owned subsidiary of the Company (the "MMI Acquisition"). MMI is a multi-level marketer of various third-party manufactured nutritional supplement products. Pursuant to the Purchase Agreement and in connection with the MMI Acquisition, the Company issued and delivered to the shareholders of MMI 160,000 shares of common stock. In addition, the Company agreed to issue and deliver an additional 40,000 shares of common stock to the shareholders of MMI on or before December 17, 1996, pending determination of certain liabilities.

In connection with the MMI Acquisition, the excess of the purchase price of $176,103, which includes $56,103 of transaction costs, over the negative $3,059 fair market value of assets of MMI, net of liabilities, has been allocated $119,162 to Goodwill and $60,000 to the covenant not to compete. Goodwill and the covenant not to compete will be amortized over a 7 and 4.5 year period, respectively. The fair market value of the assets of MMI, net of liabilities, declined from $16,690 to negative $3,059 between March 31, 1996 and May 31, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Company had a deficit working capital of approximately $158,591 at June 30, 1996, as compared to a deficit of approximately $170,700 at December 31, 1995. Of this $158,591 deficit, approximately $40,700 represents amounts owed to the Company's chief executive officer and major stockholder which is classified as a current liability, however, the Company makes payments on this loan only when there is sufficient working capital. Management believes that cash flows from operations will be sufficient to fund its working capital needs over the next twelve months. During the six months ended June 30, 1996, net cash provided by operating activities was $319,193 of which $200,427 was used in investing activities, and $49,054 was used in financing activities (consisting primarily of repayments to the Company's Chief Executive Officer and major stockholder). The Company had a net increase in cash during this period of $69,712. The Company's working capital needs over the next twelve months consist primarily of administrative and operating overhead. For the three months ended June 30, 1996, the Company's administrative and operating overhead averaged approximately $89,000 per month. The Company anticipates that this level of administrative and operating overhead will continue over the next twelve months.

At June 30, 1996, and December 31, 1995, the balance due on a short-term loan from the Company's Chief Executive Officer and major shareholder was $40,700 and $81,929, respectively. During 1995, the Company combined interest payable of approximately $52,000 with the principal due under the loan and began making weekly interest and principal payments of $1,500. During the six months ended June 30, 1996, the Company did not receive any advances under the loan, while during 1995, the Company received aggregate advances of $31,963 under the loan. During the six months ended June 30, 1996 and the year ended December 31, 1995, the Company made principal payments of $41,229 and $127,615, respectively, thereon to the Company's Chief Executive Officer and major shareholder. The outstanding balance of the loan bears interest at 12 percent per annum, is unsecured and is due on demand.

The Company made advances to the John Hail Agency, Inc. ("JHA"), a company of which the Company's Chief Executive Officer and major shareholder is the sole director and shareholder, of $22,000, and $87,684 during the six months ended June 30, 1996, and the year ended December 31, 1995, respectively. During the six months ended June 30, 1996, JHA has not made any repayments. JHA has made repayments of these advances of $67,401 during the year ended December 31, 1995.

The Company's primary source of liquidity is net cash provided by operating activities. Other than loans made available to the Company by its Chief Executive Officer and major shareholder, the Company does not have any outside liquidity sources. As of June 30, 1996, the Company did not have any material commitments for capital expenditures.

The Company is attempting to raise funds through the simultaneous sale of Units pursuant to the exercise of Public Warrants and Rights. The Company has filed a registration statement with the Securities and Exchange Commission to redeem the outstanding Class A and Class B Warrants at $.0001 per warrant. In connection with the redemption, the Company will offer to temporarily reduce the exercise price of Class B Warrants to $.75 and will offer upon exercise of each Class A and Class B Warrant one share of common stock plus one new 1996-A Warrant. Each 1996-A Warrant will be exercisable at $1.50 per share at any time 90 days after the date of the associated prospectus and on or before November 30, 1998 to purchase one share of common stock. The proposed redemption will be limited to a specific time period after the declaration of effectiveness of the related registration statement filed by the Company with the Securities and Exchange Commission.

In addition, the registration statement includes the Company's intention to distribute nontransferable rights to purchase a unit consisting of one share of common stock and one new 1996-A Warrant to existing shareholders of record. The rights will be offered at no cost and will allow shareholders of record to purchase one unit for every previous common share held. The rights exercise period will be limited to a specific time period after the declaration of effectiveness of the related registration statement filed by the Company with the Securities and Exchange Commission.

The net proceeds to be received by the Company from these offerings will be dependent upon the number of Units purchased by the holders of the Public Warrants and the recipients of the Rights. Therefore, the net proceeds of these offerings are not determinable at this time. There is no assurance that all or any portion of the Units will be purchased pursuant to these offerings.

The net proceeds from these offerings will be used for general corporate purposes, including working capital and to fund the Company's efforts to expand sales and marketing activities. The Company estimates that it will use approximately $1.5 million for expansion of its U.S. distributor network and enhancement of its marketing materials. The Company intends to use approximately $.5 million to develop new products and enhance the packaging of its existing products. The Company will devote approximately $1.0 million for the expansion into and development of international markets. In the event the Company raises less than $3.0 million the funds will be devoted to each of these areas in the order in which they have been presented. The Company does not intend to use any of the proceeds to discharge existing debt. Pending use of the net proceeds, they will be invested by the Company in investment grade, short-term, interest-bearing securities.

In connection with these offerings the Company has incurred certain direct costs consisting primarily of legal, accounting and filing fees. These costs totalled approximately $129,000 and $53,000 at June 30, 1996, and December 31, 1995, respectively, and are reflected in the Company's financial statements under the caption "Other Assets".

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

In the event that the Company does not obtain any net proceeds from these offerings it anticipates that it will be able to continue to operate on internally generated cash. During the six months ended June 30, 1996, the Company had an average monthly positive cash flow from operating activities of approximately $53,200, and an average monthly net positive cash flow of approximately $11,600, after investing and financing activities.

Pursuant to a stock purchase agreement having an effective date of May 31, 1996 (the "Purchase Agreement"), the Company acquired all of the issued and outstanding capital stock of Miracle Mountain International, Inc., a Colorado corporation ("MMI"), and MMI became a wholly-owned subsidiary of the Company (the "MMI Acquisition"). MMI is a multi-level marketer of various third-party manufactured nutritional supplement products. Pursuant to the Purchase Agreement and in connection with the MMI Acquisition, the Company issued and delivered to the shareholders of MMI 160,000 shares of common stock. In addition, the Company agreed to issue and deliver an additional 40,000 shares of common stock to the shareholders of MMI on or before December 17, 1996, pending determination of certain liabilities.

In connection with the MMI Acquisition, the excess of the purchase price of $176,103, which includes $56,103 of transaction costs, over the negative $3,059 fair market value of assets of MMI, net of liabilities, has been allocated $119,162 to Goodwill and $60,000 to the covenant not to compete. Goodwill and the covenant not to compete will be amortized over a 7 and 4.5 year period, respectively. The fair market value of the assets of MMI, net of liabilities, declined from $16,690 to negative $3,059 between March 31, 1996 and May 31, 1996.


RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
-----------------------------------------------

During 1996, total revenues increased $905,189 (a 47.4 percent increase) as compared to 1995. The increase was primarily attributable to the increased sales volume of the Company's NewTrition Plan, which was introduced in October 1993, and expansion of the Company's network of its independent distributors. At June 30, 1996, the Company had 7,852 "active" independent
distributors compared to 5,234 at June 30, 1995.   A distributor is considered
to be "active" if he or she has made a product purchase from the Company within
the previous 12 months.   During 1996, the Company made aggregate sales under
its NewTrition Plan of $2,587,410 to 4,859 distributors, compared to aggregate sales in 1995 of $1,617,117 to 3,102 distributors. Promotional material revenue increased $75,489 (a 149.4 percent increase) to $126,034 in 1996 from $50,545 in 1995. In addition, other revenue increased by $7,050 (a 76.7 percent increase) from $9,194 in 1995 to $16,244 in 1996, as a result of increased interest income during 1996.

Total costs and expenses of programs, promotional material and selling during 1996 increased by $688,582 (a 47.8 percent increase) to $2,129,204 from $1,440,622 during 1995. This increase was attributable to an increase of (i) $133,357 (a 26.6 percent increase) in costs of programs and (ii) $518,964 (a
57.8 percent increase) in selling expenses, while promotional material expenses increased $36,261 (a 86.6 percent increase). The costs and expenses of programs, promotional materials and selling, as a percentage of program sales revenue, increased from 77.9 percent during 1995 to 79.7 percent during 1996 due to an increase in selling costs as a percentage of program sale revenue from
48.6 percent to 53.0 percent, offset by a decrease in the costs of programs as a percentage of program sale revenue from 27.1 percent to 23.7 percent as a result of price reductions obtained from vendors on the program costs associated with the Company's NewTrition Plan. The Company achieved a net profit on sales of promotional materials of $47,882 during 1996 compared to a net profit of $8,654 during 1995 as a result of the Company's curtailed practice of providing promotional materials at reduced cost during special promotions.

The Company's gross profit on program and promotional material revenues (program and promotional material revenue less program costs, promotional material costs and selling expenses) increased $209,557 (a 45.7 percent increase) to $668,080 in 1996 from $458,523 in 1995. The gross profit on program and promotional material revenues decreased as a percentage of total revenue from 24.0 percent in 1995 to 23.7 percent in 1996. The decrease in the Company's gross profit margin on program and promotional material revenues resulted from the combination of a decrease in program and promotional materials costs as a percentage of programs and promotional material revenues, offset by an increase in selling costs and expenses as a percentage of programs and promotional material revenues.

General and administrative expenses increased $137,016 (a 38.9 percent increase) to $488,837 during 1996 from $351,821 during 1995. This increase was attributable to the Company's administrative infra-structure necessary to support increased levels of sales. The Company expanded its administrative infra-structure by hiring six additional employees. Consequently, payroll and employee costs increased by $131,976 during 1996 as the Company increased its number of employees from ten to 16. Interest expense during 1996 increased $1,637 (a 13.4 percent increase) to $13,848 from $12,211 during 1995.

Net income increased $77,954 (a 75.2 percent increase) to $181,639 during 1996 from $103,685 during 1995. Net income as a percentage of total revenue increased from 5.4 percent during 1995 to 6.5 percent during 1996.


RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
-------------------------------------------------

During 1996, total revenues increased $403,512 (a 37.4 percent increase) as compared to 1995. The increase was primarily attributable to the increased sales volume of the Company's NewTrition Plan, which was introduced in October 1993, and expansion of the Company's network of its independent distributors.
At June 30, 1996, the Company had 7,852 "active" independent distributors
compared to 5,234 at June 30, 1995.   A distributor is considered to be "active"
if he or she has made a product purchase from the Company within the previous 12 months. During 1996, the Company made aggregate sales under its NewTrition Plan of $1,308,959 to 3,362 distributors, compared to aggregate sales in 1995 of $719,058 to 1,901 distributors. Promotional material revenue increased $32,955 (a 108.4 percent increase) to $63,350 in 1996 from $30,395 in 1995. In addition, other revenue increased by $1,789 (a 36.7 percent increase) from $4,871 in 1995 to $6,660 in 1996, as a result of increased interest income during 1996.

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

The Company's gross profit on program and promotional material revenues (program and promotional material revenue less program costs, promotional material costs and selling expenses) increased

$109,794 (a 42.6 percent increase) to $367,088 in 1996 from $257,294 in 1995.
The gross profit on program and promotional material revenues increased as a percentage of total revenue from 23.9 percent in 1995 to 24.8 percent in 1996. The increase in the Company's gross profit margin on program and promotional material revenues resulted from the combination of a decrease in program and promotional materials costs as a percentage of programs and promotional material revenues, offset by an increase in selling costs and expenses as a percentage of programs and promotional material revenues.

General and administrative expenses increased $81,289 (a 43.7 percent increase) to $267,324 during 1996 from $186,035 during 1995. This increase was attributable to the Company's administrative infra-structure necessary to support increased levels of sales. The Company expanded its administrative infra-structure by hiring six additional employees. Consequently, payroll and employee costs increased by $79,238 during 1996 as the Company increased its number of employees from ten to 16. Interest expense during 1996 decreased $1,577 (a 19.6 percent decrease) to $6,489 from $8,066 during 1995.

Net income increased $31,871 (a 46.8 percent increase) to $99,935 during 1996 from $68,064 during 1995. Net income as a percentage of total revenue increased from 6.3 percent during 1995 to 6.7 percent during 1996.

                          PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------

Item 1.  LEGAL PROCEEDINGS
         -----------------
             None

Item 2.  CHANGES IN SECURITIES
         ---------------------
             None

Item 3.  DEFAULTS IN SECURITIES
         ----------------------
             None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
         --------------------------------------------------
             None

Item 5.  OTHER INFORMATION
         -----------------
             None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------


             EXHIBITS:  None.


             REPORTS ON FORM 8-K:  Yes.

             Included in the report was "Item 2. Acquisition or Disposition of Assets". The Company acquired all of the issued and outstanding capital stock of Miracle Mountain International, Inc., a Colorado corporation ("MMI"). Also included was "Item 7. Financial Statements and Exhibits". The report included the audited financial statements of MMI for the Year ended December 31, 1995, and the unaudited financial statements of MMI for the three months ended March 31, 1996. The report also included pro forma financial information relating to the acquisition of MMI. The date of the report was June 20, 1996. A revised Form 8-K/A was filed on November 12, 1996, containing additional information on the MMI acquisition.

                                   SIGNATURES
                                   ----------

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 8, 1996                  By:  /s/ John W. Hail
      ----------------                       ---------------------------------
                                             John Hail
                                             Chief Executive Officer



Date: November 8, 1996                  By:  /s/ Roger P. Baresel
      ----------------                       ---------------------------------
                                             Roger P. Baresel
                                             Chief Financial Officer