Form 10QSB
period 1996-09-30
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 1996-11-12
CIK 841866

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   September 30, 1996
                                             ---------------------

                                      OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                         Commission File Number
September 30, 1996                                               33-25701
------------------                                        ----------------------



                       ADVANTAGE MARKETING SYSTEMS, INC.
                       ---------------------------------
            (Exact Name of Registrant as Specified in its Charter)

         Oklahoma                                            33-0296193
---------------------------------                 ------------------------------
(State or Other Jurisdiction                     (IRS Employer Identification
 of Incorporation or Organization)                Number)

       2601 N.W. Expressway, Suite 1210W, Oklahoma City, Oklahoma  73112
--------------------------------------------------------------------------------
(Address of Principal Offices)                                   (Zip Code)


                                (405) 842-0131
--------------------------------------------------------------------------------
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

             Yes      X             No
                  ---------              _________

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                           2,143,191
------------------------------           ---------------------------------------
Title of Class                           Number of Shares outstanding at
                                         September 30, 1996 (retroactively
                                         restated for a reverse stock split)


Exhibit Index appears on page  14 .
                              ----

                       ADVANTAGE MARKETING SYSTEMS, INC.
--------------------------------------------------------------------------------

                        QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                   ----------------------------------------


                               Table of Contents
                               -----------------



Part   I -  Financial Information

              Consolidated Balance Sheets                         3

              Consolidated Statements of Operations               4

              Consolidated Statements of Cash Flows               5

              Notes to Consolidated Financial Statements          6

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 8


Part  II -  Other Information                                    14

ADVANTAGE MARKETING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS, SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
(UNAUDITED)

--------------------------------------------------------------------------------------
                                                                  SEPT. 30,    DEC. 31,
ASSETS                                                               1996        1995
------
CURRENT ASSETS:
Cash                                                             $  117,965  $  112,087
Receivables - net of allowance
  of $25,804 and $27,434                                             12,774      18,299
Receivable from affiliate                                              -         51,963
Inventory                                                           305,804      98,621
Prepaid expenses                                                     18,257       2,371
                                                                 ----------  ----------
Total current assets                                                454,800     283,341

COMMISSION ADVANCES TO RELATED PARTIES - NONCURRENT                  29,481          65
RECEIVABLES - NONCURRENT                                             18,742      22,620
RECEIVABLE FROM AFFILIATE                                            70,923        -

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $326,002 and $280,606                             176,932     159,797

GOODWILL                                                            113,488        -

COVENANT NOT TO COMPETE                                              55,556        -

DEFERRED TAXES                                                      438,349        -

OTHER ASSETS                                                        156,662      67,173
                                                                 ----------  ----------
TOTAL ASSETS                                                     $1,514,933  $  532,996
                                                                 ==========  ==========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)
-----------------------------------------------
CURRENT LIABILITIES:
Accounts payable                                                 $  206,634  $   91,949
Accrued expenses                                                    276,379     151,654
Accrued promotion expense                                            56,862      99,424
Notes payable:
 Stockholder                                                         17,658      81,929
 Other                                                                9,401       8,440
Current obligations under capital lease                              25,032      20,679
                                                                 ----------  ----------
Total current liabilities                                           591,966     454,075

LONG-TERM LIABILITIES:
 Notes payable - other                                               23,880      28,500
 Capital lease                                                       61,812      75,649
                                                                 ----------  ----------
Total long-term liabilities                                          85,692     104,149
                                                                 ----------  ----------
TOTAL LIABILITIES                                                   677,658     558,224
                                                                 ----------  ----------

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock - $.0001 par value;
  authorized 5,000,000 shares; none issued                             -           -
Common stock - $.0001 par value; authorized
  495,000,000 shares; 2,143,191 and 2,123,191
  shares issued and outstanding, respectively                           214         212
Paid-in capital                                                   1,981,380   1,859,882
Accumulated deficit                                              (1,144,319) (1,885,322)
                                                                 ----------  ----------
Total stockholders' equity (deficiency)                             837,275     (25,228)
                                                                 ----------  ----------
TOTAL                                                           $ 1,514,933  $  532,996
                                                                 ==========  ==========

See notes to financial statements.

ADVANTAGE MARKETING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
-------------------------------------------------------------------------


                                 Three Months Ended      Nine Months Ended
                                      Sept. 30,              Sept. 30,
                                   1996       1995        1996       1995

REVENUE:
Sale of programs                $1,515,154 $1,307,355   $4,186,404 $3,155,934
Sale of promotional material       108,701     38,348      234,735     88,893
Other                               21,227      8,582       37,471     17,797
                                 --------- ----------   ---------- ----------
Total                            1,645,082  1,354,285    4,458,610  3,262,624
                                 --------- ----------   ---------- ----------

EXPENSES:
Cost of programs                   334,189    375,534      968,635    906,935
Cost of promotional material        64,458     27,062      142,610     69,395
Selling                            819,273    628,196    2,235,879  1,495,084
Interest expense                     5,574      8,124       19,422     20,335
General and administrative         300,573    241,452      789,410    593,273
                                 --------- ----------   ---------- ----------
Total                            1,524,067  1,280,368    4,155,956  3,085,022
                                 --------- ----------   ---------- ----------

INCOME BEFORE TAXES                121,015     73,917      302,654    177,602

TAX BENEFIT                        438,349         -       438,349         -
                                 --------- ----------   ---------- ----------

NET INCOME                       $ 559,364 $   73,917   $  741,003 $  177,602
                                 ========= ==========   ========== ==========



WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES (thousands)        3,176     2,121         3,176      2,121

NET INCOME PER
 COMMON SHARE                       $  .18    $  .03        $  .23     $  .08
                                    ------    ------        ------     ------

See notes to financial statements.

ADVANTAGE MARKETING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
(UNAUDITED)
--------------------------------------------------------------------------

                                                    SEPT. 30,   SEPT. 30,
                                                      1996        1995

CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                          $ 741,003   $ 177,602
Adjustments to reconcile net profit to net
  cash provided (used) by operating activities:
  Depreciation and amortization                        53,955      29,149
Changes in assets and liabilities
  which provided (used) cash:
      Receivables, advances and prepaids              (35,899)      1,204
      Inventory                                      (207,183)    (11,000)
      Deferred taxes                                 (438,349)       -
      Other assets                                                (18,082)
      Checks outstanding                                 -        (46,663)
      Accounts payable and accrued
        expenses                                      196,848     106,861
                                                    ---------   ---------
  Net cash provided by operating activities           310,375     239,071
                                                    ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                    (62,531)     (4,072)
Advances to affiliate                                 (22,000)       -
Repayment of advances to affiliate                      3,040        -
Purchase of Miracle Mountain International, Inc.      (56,103)       -
Purchase of other assets                              (89,489)       -
                                                    ---------   ---------
Net cash used by investing activities                (227,083)     (4,072)
                                                    ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from stockholders                                  -         46,244
Payment on capital leases                              (9,484)     (9,050)
Payment on notes payable                               (3,659)     (2,088)
Payment on notes payable - stockholders               (64,271)   (111,150)
                                                    ---------   ---------
Net cash provided (used) by financing activities      (77,414)    (76,044)
                                                    ---------   ---------

NET INCREASE IN CASH                                    5,878     158,955

BEGINNING CASH BALANCE                                112,087        -
                                                    ---------   ---------

ENDING CASH BALANCE                                 $ 117,965   $ 158,955
                                                    =========   =========


Reclassify interest payable to notes payable -
  stockholders                                      $    -      $  51,806
                                                    =========   =========

Property and equipment acquired by capital lease    $   -       $  91,263
                                                    =========   =========

Fair value of capital stock issued to purchase
  Miracle Mountain International, Inc.              $ 120,000   $   -
                                                    =========   =========

See notes to financial statements.

ADVANTAGE MARKETING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

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

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the fiscal year ending December 31, 1996. See Note 5 regarding reverse stock split.

2.  MIRACLE MOUNTAIN INTERNATIONAL, INC.

Pursuant to a stock purchase agreement having an effective date of May 31, 1996 (the "Purchase Agreement"), the Company acquired all of the issued and outstanding capital stock of Miracle Mountain International, Inc., a Colorado corporation ("MMI"), and MMI became a wholly-owned subsidiary of the Company (the "MMI Acquisition"). MMI is a multi-level marketer of various third-party manufactured nutritional supplement products. Pursuant to the Purchase Agreement and in connection with the MMI Acquisition, the Company issued and delivered to the shareholders of MMI 20,000 shares of common stock. In addition, the Company agreed to issue and deliver an additional 5,000 shares of common stock to the shareholders of MMI on or before December 17, 1996, pending determination of certain liabilities.

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

3.  INCOME TAXES

On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Based upon the historical trend of increasing earnings, management has concluded that it is more likely than not that a tax benefit will be realized from its deferred tax assets and has therefore eliminated the previously recorded valuation allowance for its deferred tax assets.

The Company's deferred tax assets consist primarily of net operating loss carryforwards for income tax purposes at September 30, 1996 totaling approximately $1,369,841, which will begin to expire in 2003. Elimination of the valuation allowance results in a deferred tax asset at September 30, 1996, of $438,349 and a corresponding tax benefit for the quarter ending September 30, 1996.

4.  RECEIVABLE FROM AFFILIATE

The Company made advances to the John Hail Agency, Inc. ("JHA"), a company of which the Company's Chief Executive Officer and major shareholder is the sole director and shareholder, of $22,000, and $87,684 during the nine months ended September 30, 1996, and the year ended December 31, 1995, respectively. During the nine months ended September 30, 1996, JHA has made repayments of $3,040. JHA has made repayments of these advances of $67,401 during the year ended December 31, 1995. Furthermore, effective June 30, 1996, the Company adopted a policy to not make any further advances to JHA, and JHA executed a promissory note payable to the Company in the principal amount of $73,964 bearing interest at eight percent per annum and payable in 60 installments of $1,499 per month.

5.  SUBSEQUENT EVENTS

On October 29, 1996, the Board of Directors of the Company approved a one-for-eight reverse split of the Company's outstanding common stock, options and warrants effective as of 5:00 p.m. New York City time on October 29, 1996. In addition, the number of the Company's outstanding options and warrants have been reduced by a factor of eight and their exercise price has been increased by a factor of eight pursuant to this action.

This one-for-eight reverse split is reflected in the accompanying financial statements on a retroactive basis. The Company's previously reported number of outstanding shares of common stock at September 30, 1996 and December 31, 1995, of 17,145,524 and 16,985,524, has been adjusted to 2,143,191 and 2,123,191, respectively. Previously reported weighted average number of outstanding shares of common stock for the three months ended September 30, 1995 and the nine months ended September 30, 1995, of 16,966,000 has been adjusted to 2,121,000. Previously reported earnings per share for the three months ended September 30, 1995 and the nine months ended September 30, 1995, of NIL and $.01, respectively, have been revised to $.03 and $.08, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Liquidity and Capital Resources
-------------------------------

The Company had a deficit working capital of approximately $137,166 at September 30, 1996, as compared to a deficit of approximately $170,700 at December 31, 1995. Of this $137,166 deficit, approximately $17,658 represents amounts owed to the Company's chief executive officer and major stockholder which is classified as a current liability, however, the Company makes payments on this loan only when there is sufficient working capital. Management believes that cash flows from operations will be sufficient to fund its working capital needs over the next twelve months. During the nine months ended September 30, 1996, net cash provided by operating activities was $310,375 of which $227,083 was used in investing activities, and $77,414 was used in financing activities (consisting primarily of repayments to the Company's Chief Executive Officer and major stockholder). The Company had a net increase in cash during this period of $5,878. The Company's working capital needs over the next twelve months consist primarily of administrative and operating overhead. For the three months ended September 30, 1996, the Company's administrative and operating overhead averaged approximately $100,000 per month. The Company anticipates that this level of administrative and operating overhead will continue over the next twelve months.

At September 30, 1996, and December 31, 1995, the balance due on a short-term loan from the Company's Chief Executive Officer and major shareholder was $17,658 and $81,929, respectively. During 1995, the Company combined interest payable of approximately $52,000 with the principal due under the loan and began making weekly interest and principal payments of $1,500. During the nine months ended September 30, 1996, the Company did not receive any advances under the loan, while during 1995, the Company received aggregate advances of $31,963 under the loan. During the nine months ended September 30, 1996 and the year ended December 31, 1995, the Company made principal payments of $64,271 and $127,615, respectively, thereon to the Company's Chief Executive Officer and major shareholder. The outstanding balance of the loan bears interest at 12 percent per annum, is unsecured and is due on demand.

The Company made advances to the John Hail Agency, Inc. ("JHA"), a company of which the Company's Chief Executive Officer and major shareholder is the sole director and shareholder, of $22,000, and $87,684 during the nine months ended September 30, 1996, and the year ended December 31, 1995, respectively. During the nine months ended September 30, 1996, JHA has made repayments of $3,040. JHA has made repayments of these advances of $67,401 during the year ended December 31, 1995. Furthermore, effective June 30, 1996, the Company adopted a policy to not make any further advances to JHA, and JHA executed a promissory note payable to the Company in the principal amount of $73,964 bearing interest at eight percent per annum and payable in 60 installments of $1,499 per month.

The Company's primary source of liquidity is net cash provided by operating activities. Other than loans made available to the Company by its Chief Executive Officer and major shareholder, the Company does not have any outside liquidity sources. As of September 30, 1996, the Company did not have any material commitments for capital expenditures.

On October 29, 1996, the Board of Directors of the Company approved an one-for-eight reverse split of the Company's outstanding common stock, options and warrants effective as of 5:00 p.m. New York City time on October 29, 1996. In addition, the number of the Company's outstanding options and warrants have been reduced by a factor of eight and their exercise price has been increased by a factor of eight pursuant to this action.

This one-for-eight reverse split is reflected in the accompanying financial statements on a retroactive basis. The Company's previously reported number of outstanding shares of common stock at September 30, 1996 and December 31, 1995, of 17,145,524 and 16,985,524, has been adjusted to 2,143,191 and 2,123,191, respectively. Previously reported weighted average number of outstanding shares of common stock for the three months ended September 30, 1995 and the nine months ended September 30, 1995, of 16,966,000 has been adjusted to 2,121,000. Previously reported earnings per share for the three months ended September 30, 1995 and the nine months ended September 30, 1995, of NIL and $.01, respectively, have been revised to $.03 and $.08, respectively.

The Company is attempting to raise funds through the simultaneous sale of Units pursuant to the exercise of Public Warrants and Rights. The Company has filed a registration statement with the Securities and Exchange Commission to redeem the outstanding Class A and Class B Warrants at $.0008 per warrant. In connection with the redemption, the Company will offer to temporarily reduce the exercise price of Class B Warrants to $6.00 and will offer upon exercise of each Class A and Class B Warrant one share of common stock plus one new 1996-A Warrant. Each 1996-A Warrant will be exercisable at $12.00 per share at any time 90 days after the date of the associated prospectus and on or before November 30, 1998 to purchase one share of common stock. The proposed redemption will be limited to a specific time period after the declaration of effectiveness of the related registration statement filed by the Company with the Securities and Exchange Commission.

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

In connection with these offerings the Company has incurred certain direct costs consisting primarily of legal, accounting and filing fees. These costs totalled approximately $153,000 and $53,000 at September 30, 1996, and December 31, 1995, respectively, and are reflected in the Company's financial statements under the caption "Other Assets".

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

In the event that the Company does not obtain any net proceeds from these offerings it anticipates that it will be able to continue to operate on internally generated cash. During the nine months ended September 30, 1996, the Company had an average monthly positive cash flow from operating activities of approximately $34,000, and an average monthly net positive cash flow of approximately $650, after investing and financing activities.

Pursuant to a stock purchase agreement having an effective date of May 31, 1996 (the "Purchase Agreement"), the Company acquired all of the issued and outstanding capital stock of Miracle Mountain International, Inc., a Colorado corporation ("MMI"), and MMI became a wholly-owned subsidiary of the Company (the "MMI Acquisition"). MMI is a multi-level marketer of various third-party manufactured nutritional supplement products. Pursuant to the Purchase Agreement and in connection with the MMI Acquisition, the Company issued and delivered to the shareholders of MMI 20,000 shares of common stock. In addition, the Company agreed to issue and deliver an additional 5,000 shares of common stock to the shareholders of MMI on or before December 17, 1996, pending determination of certain liabilities.

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


RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
-----------------------------------------------------

During 1996, total revenues increased $1,195,986 (a 36.7 percent increase) as compared to 1995. The increase was primarily attributable to the increased sales volume of the Company's NewTrition Plan, which was introduced in October 1993, and expansion of the Company's network of its independent distributors.
At September 30, 1996, the Company had 9,214 "active" independent distributors compared to 6,447 at September 30, 1995. A distributor is considered to be "active" if he or she has made a product purchase from the Company within the previous 12 months. During 1996, the Company made aggregate sales under its NewTrition Plan of $4,146,316 to 7,016 distributors, compared to aggregate sales in 1995 of $2,748,876 to 4,639 distributors. Promotional material revenue increased $145,842 (a 164.1 percent increase) to $234,735 in 1996 from $88,893 in 1995. In addition, other revenue increased by $19,674 (a 110.5 percent increase) from $17,797 in 1995 to $37,471 in 1996, as a result of increased interest income during 1996.

Total costs and expenses of programs, promotional material and selling during 1996 increased by $875,710 (a 35.4 percent increase) to $3,347,124 from $2,471,414 during 1995. This increase was attributable to an increase of (i) $61,700 (a 6.8 percent increase) in costs of programs and (ii) $740,795 (a 49.5 percent increase) in selling expenses, while promotional material expenses increased $73,215 (a 105.5 percent increase). The costs and expenses of programs, promotional materials and selling, as a percentage of program sales revenue, increased from 78.3 percent during 1995 to 80.0 percent during 1996 due to an increase in selling costs as a percentage of program sale revenue from
47.4 percent to 53.4 percent, offset by a decrease in the costs of programs as a percentage of program sale revenue from 28.7 percent to 23.1 percent as a result of price reductions obtained from vendors on the program costs associated with the Company's NewTrition Plan. The Company achieved a net profit on sales of promotional materials of $92,125 during 1996 compared to a net profit of $19,498 during 1995 as a result of the Company's curtailed practice of providing promotional materials at reduced cost during special promotions.

The Company's gross profit on program and promotional material revenues (program and promotional material revenue less program costs, promotional material costs and selling expenses) increased $300,602 (a 38.9 percent increase) to $1,074,015 in 1996 from $773,413 in 1995. The gross profit on program and promotional material revenues increased as a percentage of total revenue from 23.7 percent in 1995 to 24.1 percent in 1996. The increase in the Company's gross profit margin on program and promotional material revenues resulted from the combination of a decrease in program and promotional materials costs as a percentage of programs and promotional material revenues, offset by an increase in selling costs and expenses as a percentage of programs and promotional material revenues.

General and administrative expenses increased $196,137 (a 33.1 percent increase) to $789,410 during 1996 from $593,273 during 1995. This increase was attributable to the Company's administrative infra-structure necessary to support increased levels of sales. The Company expanded its administrative infra-structure by hiring seven additional employees. Consequently, payroll and employee costs increased by $184,055 during 1996 as the Company increased its number of employees from ten to 17. Interest expense during 1996 decreased $913 (a 4.5 percent decrease) to $19,422 from $20,335 during 1995.

Income before taxes increased $125,052 (a 70.4 percent increase) to $302,654 during 1996 from $177,602 during 1995. Income before taxes as a percentage of total revenue increased from 5.4 percent during 1995 to 6.8 percent during 1996.

Net income increased $563,401 (a 317.2 percent increase) to $741,003 during 1996 from $177,602 during 1995. Net income as a percentage of total revenue increased from 5.4 percent during 1995 to 16.6 percent during 1996. This increase was primarily the result of the Company recording the tax benefits of its net operating loss carryforwards for income tax purposes at September 30, 1996. The Company has net operating loss carryforwards for income tax purposes at September 30, 1996 totaling approximately $1,369,841, which will begin to expire in 2003. The valuation allowance recorded at December 31, 1995 was reversed at September 30, 1996 as management has concluded that it is more likely than not that a tax benefit will be realized from the related deferred tax assets.


RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
------------------------------------------------------

During 1996, total revenues increased $290,797 (a 21.5 percent increase) as compared to 1995. The increase was primarily attributable to the increased sales volume of the Company's NewTrition Plan, which was introduced in October 1993, and expansion of the Company's network of its independent distributors.
At September 30, 1996, the Company had 9,214 "active" independent distributors compared to 6,447 at September 30, 1995. A distributor is considered to be "active" if he or she has made a product purchase from the Company within the previous 12 months. During 1996, the Company made aggregate sales under its NewTrition Plan of $1,558,906 to 5,058 distributors, compared to aggregate sales in 1995 of $1,131,759 to 3,229 distributors. Promotional material revenue increased $70,353 (a 183.4 percent increase) to $108,701 in 1996 from $38,348 in 1995. In addition, other revenue increased by $12,645 (a 147.4 percent increase) from $8,582 in 1995 to $21,227 in 1996, as a result of increased interest income during 1996.

Total costs and expenses of programs, promotional material and selling during 1996 increased by $187,128 (a 18.2 percent increase) to $1,217,920 from $1,030,792 during 1995. This increase was attributable to an increase of (i) $191,077 (a 30.4 percent increase) in selling expenses, and (ii) $37,396 (a 138.2 percent increase) in promotional material expenses, while costs of programs decreased $41,345 (an 11.0 percent decrease). The costs and expenses of programs, promotional materials and selling, as a percentage of program sales revenue, increased from 78.8 percent during 1995 to 80.4 percent during 1996 due to an increase in selling costs as a percentage of program sale revenue from 48.1 percent to 54.1 percent, offset by a decrease in the costs of programs as a percentage of program sale revenue from 28.7 percent to 22.1 percent as a result of price reductions obtained from vendors on the program costs associated with the Company's NewTrition Plan. The Company achieved a net profit on sales of promotional materials of $44,243 during 1996 compared to a net profit of $11,286 during 1995 as a result of the Company's curtailed practice of providing promotional materials at reduced cost during special promotions.

The Company's gross profit on program and promotional material revenues (program and promotional material revenue less program costs, promotional material costs and selling expenses) increased $91,204 (a 28.9 percent increase) to $405,935 in 1996 from $314,911 in 1995. The gross profit on program and promotional material revenues increased as a percentage of total revenue from 23.3 percent in 1995 to 24.7 percent in 1996. The increase in the Company's gross profit margin on program and promotional material revenues resulted from the combination of a decrease in program and promotional materials costs as a percentage of programs and promotional material revenues, offset by an increase in selling costs and expenses as a percentage of programs and promotional material revenues.

General and administrative expenses increased $59,121 (a 24.5 percent increase) to $300,573 during 1996 from $241,452 during 1995. This increase was attributable to the Company's administrative infra-structure necessary to support increased levels of sales. The Company expanded its administrative infra-structure by hiring seven additional employees. Consequently, payroll and employee costs increased by $35,839 during 1996 as the Company increased its number of employees from ten to 17. Interest expense during 1996 decreased $2,550 (a 31.4 percent decrease) to $5,574 from $8,124 during 1995.

Interest before taxes increased $47,098 (a 63.7 percent increase) to $121,015 during 1996 from $73,917 during 1995. Income before taxes as a percentage of total revenue increased from 5.5 percent during 1995 to 7.4 percent during 1996.

Net income increased $485,447 (a 656.7 percent increase) to $559,364 during 1996 from $73,917 during 1995. Net income as a percentage of total revenue increased from 5.5 percent during 1995 to 34.0 percent during 1996. This increase was primarily the result of the Company recording the tax benefits of its net operating loss carryforwards for income tax purposes at September 30, 1996. The Company has net operating loss carryforwards for income tax purposes at September 30, 1996 totaling approximately $1,369,841, which will begin to expire in 2003. The valuation allowance recorded at December 31, 1995 was reversed at September 30, 1996 as management has concluded that it is more likely than not that a tax benefit will be realized from the related deferred tax assets.

                          PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------


Item 1.  LEGAL PROCEEDINGS
         -----------------
              None

Item 2.  CHANGES IN SECURITIES
         ---------------------
              None

Item 3.  DEFAULTS IN SECURITIES
         ----------------------
              None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
         --------------------------------------------------
              None

Item 5.  OTHER INFORMATION
         -----------------

         On October 29, 1996, the Company's Board of Directors unanimously approved an one-for-eight reverse split of the Company's outstanding common stock, options and warrants effective as of 5:00 p.m. New York City time on October 29, 1996.

         As a result of this one-for-eight reverse split (i) the number of issued and outstanding shares of the Company's common stock was reduced from 17,145,524 shares to 2,143,191, (ii) the number of the Company's outstanding "A" and "B" common stock purchase warrants was reduced from 4,196,876 and 4,206,876, respectively to 524,610 and 525,860, respectively, (iii) the exercise price for the Company's outstanding "A" and "B" common stock purchase warrants was increased from $.75 and $1.00, respectively to $6.00 and $8.00, respectively, (iv) the aggregate number of the Company's granted or issued and outstanding stock options and non-certificated warrants (each exercisable for the purchase of one share of common stock of the Company) was reduced from 12,321,412 to 1,540,177 and their respective exercise prices were increased by a factor of eight so that their aggregate exercise price remained the same at $3,874,250, (v) the number of shares of common stock covered by the Company's 1995 Stock Option Plan was reduced from 9,000,000 shares to 1,125,000 shares.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------


               EXHIBITS:  None.


               REPORTS ON FORM 8-K:  No.

                                   SIGNATURES
                                   ----------

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 6, 1996                  By:  /s/ John W. Hail
      -------------------                    ---------------------------------
                                             John Hail
                                             Chief Executive Officer



Date: November 6, 1996                  By:  /s/ Roger P. Baresel
      -------------------                    ---------------------------------
                                             Roger P. Baresel
                                             Chief Financial Officer