Form 10KSB/A
period 1995-12-31
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 1996-11-20
CIK 841866

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                 FORM 10-KSB/A

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934 [FEE REQUIRED]
                    For fiscal year ended December 31, 1995

                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the transition period from _____ to _____.

                        Commission File Number: 33-25701

             Advantage Marketing Systems, Inc. (Formerly AMS, Inc.) (Exact Name of Registrant as Specified in its Charter)

                    Oklahoma                             33-0296193
              (State or other Jurisdiction of          (IRS Employer
               Incorporation or Organization)         Identification No.)


     2601 N.W. Expressway, Suite 1210W, Oklahoma City, Oklahoma    73112
              (Address of Principal Executive Offices)          (Zip Code)

       Registrant's telephone number including area code: (405) 842-0131

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---

The aggregate market value of the registrant's Common Stock, $.0001 par value, held by non-affiliates of the registrant as of March 31, 1996, was $7,905,690 based on the closing bid price on that date as reported by the National Daily Quotation Bureau, Inc. As of March 31, 1996, 16,985,524 shares of the registrant's Common Stock, $.0001 par value, were outstanding.

                       ADVANTAGE MARKETING SYSTEMS, INC.
                                  FORM 10-KSB/A
                  For the Fiscal Year Ended December 31, 1995

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
------
 Item  1.  Business.......................................................     3

 Item  2.  Properties.....................................................     9

 Item  3.  Legal Proceedings..............................................     9

 Item  4.  Submission of Matters to a Vote of Security Holders............    10

PART II
-------
 Item  5.  Market for the Company's Common Equity and Related Stockholder
           Matters........................................................    10

 Item  6.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................    12

 Item  7.  Financial Statements and Supplementary Data....................    17

 Item  8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.........................    17

PART III
--------
 Item  9.  Directors and Executive Officers of the Registrant.............    17

 Item 10.  Executive Compensation.........................................    19

 Item 11.  Security Ownership of Certain Beneficial Owners and Management.    22

 Item 12.  Certain Relationships and Related Transactions.................    24

PART IV
-------
 Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form
           8-K............................................................    26

SIGNATURES................................................................    29

SUPPLEMENTAL INFORMATION..................................................    29

                                     PART I

ITEM 1.  BUSINESS.
         --------

The Company
-----------

     Advantage Marketing Systems, Inc., an Oklahoma corporation (the "Company") was organized in 1988 under the name AMS, Inc. and since that time has been a marketer of consumer oriented services and products which are packaged together in special programs and sold to independent sales associates who use the products and services themselves and also sell them to others. The programs consist of various services which provide savings on items such as merchandise, groceries and travel, and legal benefits furnished by certain third party providers as well as nutritional supplements. These programs represent the Company's one main class of products and services and account for over 96 percent of its revenues.

     The Company's executive offices are located at 2601 Northwest Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112-7293 with a telephone number of (405) 842-0131.

Background
----------

     Exchange.  Pursuant to an Agreement and Plan of Reorganization, dated May
     --------
1, 1989, the shareholders of the Company exchanged their common stock for 6,406,450 shares of the common stock of Pacific Coast International, Inc., a Delaware corporation (the "Exchange"). Prior to the Exchange, the trade or business activities of Pacific Coast International, Inc. had been limited to those activities associated with a public offering of its securities and investigation of corporate acquisition alternatives as a "blank check" company. Upon consummation of the Exchange, (i) the officers and directors of the Company assumed management of Pacific Coast International, Inc., (ii) the Company became a wholly owned subsidiary of the Pacific Coast International, Inc., (iii) the Company changed its name from AMS, Inc. to Advantage Marketing Systems, Inc., and (iv) Pacific Coast International, Inc. changed its name to Advantage Marketing Systems, Inc. The Exchange was accounted for as a reverse acquisition of the Company.

     Initial Issuance of Public Warrants.  Prior to the Exchange, Advantage
     -----------------------------------
Marketing Systems, Inc. (formerly Pacific Coast International, Inc. and parent of the Company) sold, in a public offering, 1,806,876 shares of Common Stock, Class A Common Stock Purchase Warrants (the "Class A Warrants") and Class B Common Stock Purchase Warrants (the "Class B Warrants") in units, each unit consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant. The net proceeds from this offering were approximately $838,290. Furthermore, in conjunction with such offering, the holders of 2,400,000 Class A Warrants and Class B Warrants sold such Public Warrants. As of the date of this Report, there are 4,340,880 outstanding Class A Warrants and 4,206,880 outstanding the Class B Warrants (collectively, the "Public Warrants"), all which were issued in connection with initial public offering of Pacific Coast
International, Inc. that was completed in 1989.   The Class A Warrants and the
Class B Warrants were issued pursuant to a Warrant Agreement with the Warrant Agent dated as of January 26, 1989. Pursuant to amendment of the Warrant Agreement, the period of exercise of the Class A Warrants and the Class B Warrants was extended to July 26, 1996 and July 26, 1997, respectively. Copies of the Warrant Agreement and the amendments thereto were filed as exhibits to the Company's Registration Statement on Form SB-2 (Registration No. 33-80629). Furthermore, a copy of the Warrant Agreement and the amendments thereto may be examined at the offices of the Company or a copy may be obtained by written request, of the Company or the Warrant Agent. Each Class A Warrant and Class B Warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $.75 and $1.00, respectively.

     Merger Reincorporation.  Effective December 11, 1995, Advantage Marketing
     ----------------------
Systems, Inc., the former parent of the Company (formerly Pacific Coast International, Inc.), merged with the Company pursuant to an Agreement and Plan of Merger (the "Merger"), and the Company was the surviving corporation. As a result of the Merger, Advantage

Marketing Systems, Inc., the parent of the Company (formerly Pacific Coast International, Inc.) ceased to exist, and the Company succeeded to all of its rights, privileges, powers, franchises, obligations, assets and properties. Prior to the Merger, Advantage Marketing Systems, Inc. did not conduct any operations, all operations were conducted by the Company, and its parent only served as a holding company of the Company. The Merger was accounted for as a reorganization of entities under common control and was recorded at historical cost. All references to the Company include its former parent, Advantage Marketing Systems, Inc., unless otherwise indicated.

Pending and Proposed Registration
---------------------------------

     The Company has filed a Registration Statement on Form SB-2 (Registration No. 33-80629) (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") to redeem the outstanding Class A and Class B Warrants at $.0001 per warrant. In connection with the redemption, the Company will offer to reduce the exercise price of Class B Warrants to $.75 and will offer upon exercise of each Class A and Class B Warrant a unit comprised of one share of Common Stock and one 1996-A Warrant (the "Units") (the "Warrant Modification Offering"). Each 1996-A Warrant will be exercisable at $1.50 per share at any time 90 days following the effective date of the Registration Statement on or before November 30, 1998 to purchase one share of Common Stock. The Warrant Modification Offering will be limited to a specific time period after the declaration of effectiveness of the Registration Statement by the Commission.

     In addition, pursuant to the Registration Statement, the Company intends to distribute nontransferable rights (the "Rights") to it shareholders on a specific record date (the "Rights Holders"), each Right entitling the holder thereof to purchase one Unit (consisting of one share of Common Stock and one new 1996-A Warrant) (the "Rights Offering"). The Rights will be distributed at no cost to the shareholders and will allow the Rights Holder to purchase one Unit for each share of Common Stock held on the record date. The exercise period of the Rights will be for a specified time period after declaration of effectiveness of the Registration Statement by the Commission.

     In connection with these offerings, the Company has incurred direct costs consisting primarily of legal, accounting and filing fees. These costs total approximately $53,000 at December 31, 1995, and are included in other assets in the Company's financial statements.

     The Company has also signed a letter of intent with an underwriter to effect a public offering of additional common stock in 1997. The Company plans to coordinate the offering with the Warrant Modification Offering and Rights Offering. The agreement between the Company and the underwriter includes a provision requiring the Company to grant various options and sell various warrants to the underwriter.

     There is no assurance that there will be any net proceeds from these offerings.

Business Activities - General
-----------------------------

     The Company is a marketer of consumer oriented services and products which are packaged together in special programs and sold to independent sales representatives and associates who use the products and services themselves and also sell them to others. The programs consist of various services which provide savings on items such as merchandise, groceries and travel, and legal benefits furnished by certain third party providers as well as nutritional supplements. These programs represent the Company's one main class of products and services and account for over 96 percent of its revenues. The Company generates revenue through the sale of memberships in its consumer benefit services programs and through the sale of products in its nutritional supplement program. Membership sales revenues are recognized when the member remits payment for the membership and the Company provides the services under the program, generally on a monthly basis. Revenues through the sale of products in its nutritional supplement program are recognized when the products are paid for and shipped to the purchaser.

The percentage of total revenue contributed from the Company's consumer benefit services programs was 30 and 92.1 percent for the years ending December 31, 1995 and 1994, respectively. The percentage of total revenue contributed from the Company's nutritional supplement program was 89.9 and 69.3 percent for the years ending December 31, 1995 and 1994, respectively.

Products and Services of the Company
------------------------------------

     In January 1993, the Company introduced the "Infinity Plan" which is made up of packages of consumer benefit services provided by third party providers. In addition, in 1993, the Company began marketing of pre-paid legal services. The consumer benefit services are provided by third party providers and consist of (i) discount shopping service which provides access to a wide range of merchandise at discount through a toll free "800" number, (ii) grocery coupon service which provides access to money saving coupons on major name brand products, (iii) discount travel service which provides access to guaranteed lowest airfares, with five percent cash rebates on air, hotel, cruise and vacation packages, (iv) pre-paid legal services which include four basic benefits which provide coverage for a broad range of preventive and litigation related legal expenses, and/or (v) a variety of other consumer benefits including savings on prescriptions, eye care, magazines and books. The services under these consumer benefit programs, except for the pre-paid legal services, are provided by Consumer Benefit Services, Inc.. The pre-paid legal services are provided by Pre-Paid Legal Services, Inc.

     Individuals purchase memberships in the Company's Infinity Plan and normally pay for their memberships on a monthly basis. Payment of their monthly membership fee entitles the member to have access to a variety of consumer benefit services provided by third party providers. The Company pays these third party providers a fee based upon the number of active memberships that are in place each month. The Company recognizes the revenues and expenses related to the Infinity Plan on a monthly basis as the members pay their membership fees to the Company, and the Company in turn pays a fee to the third-party providers, thus allowing the members to have access to the consumer benefit services.

     In October of 1993, the Company introduced the "NewTrition Plan" which allows plan members to purchase a variety of dietary and nutritional supplements designed to assist with healthy diet and weight management programs. Through the "NewTrition Plan" the Company offers the following products which represent the majority of the Company's nutritional supplement program sales:

 .    AM-300 - A weight management supplement containing a unique blend of specialized herbs plus the patented ingredient, Chromium Picolinate.

 .    Shark Cartilage - A nutritional supplement manufactured from 100% shark fin cartilage.

 .    Super Anti-Oxidant - An exclusive blend of enzyme-active and phyto-
     nutrient rich whole food and herbal antioxidant concentrates.

     These nutritional supplements are purchased from Advanced Products, Inc. and distributed on an exclusive rights basis with certain limited exceptions.

     The Company and its affiliates have no other relationships with Consumer Benefit Services, Inc., Advanced Products, Inc., or their affiliates. Pre-Paid Legal Services, Inc. is a shareholder of the Company and Harland Stonecipher the founder and Chief Executive Officer of Pre-Paid Legal Services was elected to the Company's Board of Directors on August 25, 1995.

Other Products and Services
---------------------------

     As of March 31, 1996, the Company has not determined any other services and products it may desire to market; however, it is continually searching for new services and products to offer its members. The Company anticipates it will continue to market the above-mentioned programs in the near term. Also, contracts which the Company may establish with its suppliers may contain restrictions on the other products and services the Company may sell.

Marketing
---------

     The Company markets its products and services directly to consumers through independent sales distributors or sales associates in a multi-level direct selling organization. The Company's multi-level marketing programs encourages individuals to sell the various consumer products and services offered under the program and allows individuals to recruit and develop their own sales organizations. Commissions are paid only on sales of products and services. Commissions are paid to the sales associate making the sale, and to other associates who are in the line of associates who directly or indirectly recruited the selling associate. For the years ended December 31, 1995 and 1994, the Company paid commissions to 1,863 and 1,871 individuals in the aggregate amount of $1,823,058 and $927,422, respectively. Each sales associate is responsible for monitoring the progress and sales practices of the associates recruited by the sales associate. The Company provides training materials, organizes area training meetings and designates personnel specifically trained to answer questions and inquiries from sales associates.

     Multi-level marketing is primarily used for product and services marketing based on personal sales which encourages individual or group face-to-face meetings with prospective purchasers of the products and services of in connection with a program and has the potential of attracting a large number of sales personnel within a short period of time. The Company's marketing efforts toward individuals typically target middle income families or individuals and seek to educate potential members concerning the benefits of program membership.

     Sales associates under the Company's multi-level marketing system are generally engaged as independent contractors and are provided with training guides and are given the opportunity to participate in Company training programs. All advertising, promotional and solicitation materials used by sales associates must be approved by the Company prior to use. A substantial number of the Company's sales associates market the Company programs on a part-time basis only. At December 31, 1995, the Company had 7,617 "active" sales associates compared to 5,650 "active" sales associates at December 31, 1994. A sales associate is considered to be "active" if he or she has originated at least one new program member or participant and/or made a product purchase from the Company within the previous 12 months.

     The principal source of the Company's revenues and profits is from the sale of products to independent sales distributors and the sale of memberships to participants in its consumer benefit services plan. The Company derives additional revenues from a one-time membership fee of approximately $139 from each new sales associate and the sale of marketing supplies and promotional materials to associates, as well as a monthly $4.00 administrative fee for associates receiving commissions during a month. The one-time membership fee is intended to offset the Company's direct costs of the materials contained in the sales kit provided to the new distributor or associate. The administrative fee is intended to offset the Company's direct and indirect costs incurred in tracing sales activity and generating the commission checks for all of the Company's independent distributors and associates. Amounts collected from distributors and sales associates through these fees and the sale of marketing supplies and promotional materials are not intended to generate material profits for the Company. For the years ended December 31, 1995 and 1994, the Company received one-time distributor and associate fees totaling $261,043 and $222,880, respectively. The Company did not begin charging a monthly $4.00 administrative fee until the second quarter of 1995. For the twelve months ended December 31, 1995, the Company received administrative fees totaling $15,018.

     The marketing plan provides various levels of commissions based on a sales associate's ability to produce personal sales. In addition, commissions on the sale by other members of a sales associate's organization may be earned by the sales associate. Sales are made through direct personal sales presentations as well as presentations made to groups in a format known as "opportunity meetings" which are designed to encourage individuals to subscribe for program membership as well as to become sales associates. These new sales associates are likewise encouraged to sell the Company's products and services to new members and are, in turn, encouraged to become sales associates for the Company, and so on. The effect is to create a "multi-level" sales organization. The growth of the organization is provided for by a compensation system which provides for payment of sales commissions not only on direct sales made by a sales associate but also on sales made by other sales associates in his or her commission organization. The direct

"commission organization" consists of six levels in depth and unlimited width. Each new distributor or associate that joins the Company's sales organization is linked to an existing distributor or associate that sponsored them into the business. As a result each individual distributor's or associate's personal sales organization grows based on this sponsorship by people they personally sponsor and by people that are sponsored by people they personally sponsored and so on. An individual distributor or associate's "commission organization" consists of all distributors or associates they have personally sponsored into the business and everyone that each of those people has sponsored and everyone that each of these people has sponsored and so on until you reach six distributor or associates away from the original distributor or associate.

     As an additional incentive for top producers, a commission override program is available for those who meet specified qualifications. This override program provides for the payment on sales that extend beyond the sixth level of an individual's "commission organization."

     Sales associates are encouraged to assume responsibility for training and motivation of other sales associates within their organization and to conduct opportunity meetings as soon as they are trained to do so. The Company strives to maintain a high level of motivation, morale, enthusiasm and integrity among the members of its independent sales organization. This is done through a combination of quality products, sales incentives, personal recognition of outstanding achievement, and promotional materials. The Company believes that this form of sales organization is cost efficient since direct sales expenses are primarily limited to the payment of commissions and thus are only incurred when a membership is sold. Under the Company's multi-level marketing system the Company's distributors and associates purchase sales aids and brochures from the Company and assume the costs of advertising and marketing the Company's products to retail consumers as well as recruiting new distributors and associates.

     The Company's inventories consist of marketing materials and nutrition products. The Company's marketing materials inventory consists primarily of sales aids, training, marketing and promotional materials such as product and marketing brochures, video and audio cassette tapes, training manuals, distributor applications, order forms and other paper supplies that the Company sells to its distributors and associates. At December 31, 1995 and 1994, the Company had marketing materials and product inventories of $46,440 and $29,215 and $52,181, and $12,887, respectively.

Operations
----------

     The operations of the Company involve processing membership applications, processing data on new and existing sales associates, computing commission data, general accounting, and other operations generally related to the maintenance and operation of a direct sales organization. Due to the multi-level structure of the Company's sales organization and the complexity of its sales commission system, it is extremely important for the Company to promptly and accurately carry out its operations.

     The Company's computerized management information system permits management of accounts, maintenance of members, programs, and order information, inventory control, processing of credit card orders, and calculation of and control of sales commissions and assignments thereof, as well as maintenance of accounting information.

     The Company's corporate office in Oklahoma City, Oklahoma, also has departments which deal directly with sales associates, provide marketing support and personal assistance, fulfill supply orders and communicate with state regulatory agencies.

Contractual Arrangements
------------------------

     As of March 31, 1996, the consumer benefit services offered and distributed by the Company are provided by Consumer Benefit Services, Inc. and Pre-Paid Legal Services, Inc. The Company has non-exclusive contractual arrangements with the providers of the consumer benefit services offered pursuant to its Infinity Plan. Pursuant to these arrangements the Company provides information on its active memberships to the providers on a monthly basis and pays a fee for each active membership. The Company recognizes theses costs on a monthly basis at the same time it recognizes the corresponding revenue received from its members. The nutritional supplement products sold and distributed by the Company in conjunction with its "NewTrition Plan" are provided by Advanced Products, Inc., on an exclusive distribution rights basis, subject to limited exceptions. The Company does not generally enter into long-term purchase commitments with respect to the consumer benefit services of third-party providers or the nutritional supplement products offered and distributed by the Company; however, the Company customarily enters into contracts with such third-party providers to establish the terms and conditions of service and/or product sales made by the Company through its distributors and program participants.

     Although the Company believes it would be able to obtain alternative sources of services and products, because the Company's services and products are only available through single source or limited source third-party providers, any future difficulty in obtaining any of the key services or products offered and distributed by the Company could have a material adverse effect on the Company's results of operations. In addition, the unavailability of or interruptions in access to the services and products provided by third-party providers involves certain risks, although the Company has not previously experienced such unavailability or interruptions. In the event any of the third-party providers, especially the provider of nutritional supplement products, were to become unable or unwilling to continue to provide the services or products in required volumes, the Company would be required to identify and obtain acceptable replacements, which could be lengthy and no assurance can be given that any additional sources would become available to the Company on a timely basis. A delay or reduction in availability of the services and/or products offered and distributed by the Company could materially and adversely affect the Company's business, operating results and financial condition.

Competition
-----------

     The marketing industry in which the Company is involved is highly competitive. Some of the better known companies that have achieved significant levels of success utilizing a form of multi-level marketing would include Amway Corporation, Mary Kay Cosmetics, Inc., Shaklee Corporation and The A.L. Williams Corporation. The Company is aware of several companies utilizing a multi-level marketing organization to market services similar to that which are offered by the Company. Many of these companies have substantially greater financial resources than the Company. The Company competes with numerous businesses that market products and services similar to those of the Company through direct mail solicitations, direct sales in the field and sales out of established business locations.

     Not only do the companies in the direct sales segment of the industry compete with each other as to the different products offered by each company, these companies also compete very vigorously to recruit new sales persons and to retain experienced and successful direct sales personnel. Successful direct sales persons are often attracted to sell new or different products being distributed by companies whose compensation plans are the most lucrative, and consequently frequently are willing to leave their existing companies (even if these companies have a superior product) for the opportunity to earn increased compensation. Although the Company believes that it has been able to design an attractive sales organization program, and will be able to recruit and retain new and existing direct sales personnel to sell the Company's consumer services and nutritional supplement programs, there is no guarantee that its independent selling organization will ultimately be successful.

Government Regulation
---------------------

     The Company markets and sells its consumer service and nutritional supplement programs through independent sales distributors in a multi-level direct selling organization organized by the Company. All multi-level direct selling organizations are subject to careful scrutiny by various state and federal governmental regulatory agencies to ensure compliance with various types of laws, rules and regulations, including but not limited to securities, franchise investment, business opportunity and criminal laws prohibiting the use of "pyramid" or "endless chain" types of selling organizations. The design of the structure and implementation of the various elements of such selling organizations, primarily relating to compensation payable to independent sales distributors and the fees and expenses charged to sponsoring and sponsored participants are very complex, and compliance with all of the applicable laws may to some degree be uncertain in light of evolving interpretation of existing laws and the enactment of new laws, rules and regulations pertaining to this type of product distribution and these types of selling organizations. The Company has an ongoing compliance program with assistance from counsel experienced in the laws and regulations pertaining to multi-level sales organizations. The Company is not aware of any legal actions pending or threatened by any governmental authority against the Company regarding the legality of the Company's operations.

     The Company currently has independent distributors or associates in all fifty states. The Company has reviewed the requirements of various states as well as sought legal advice regarding the structure and operation of its selling organization to insure that it complies with all of the applicable laws pertaining to multi-level sales organizations in those states in which the Company is engaged in business. On the basis of these efforts and the experience of its management, the Company believes that it is in compliance with all applicable requirements. Although the Company believes that the structure and operation of its selling organization complies with all of the applicable laws pertaining to multi-level sales organizations in those states in which the Company is engaged in business, the Company has not obtained any no-action letters or advance rulings from any federal or state security regulator or other governmental agency concerning the legality of the Company's operations, nor is the Company relying on an opinion of counsel to such effect.

     In addition, the operations of the Company are also subject to various federal, state and local requirements which affect businesses generally, such as taxes, postal regulations, labor laws, and zoning ordinances.

Employees
---------

     As of March 31, 1996, the Company had fifteen full-time and two part-time employees, of whom three were executive officers, seven were engaged in administrative activities, two were engaged in marketing activities, two were engaged in customer service activities, and one was engaged in shipping activities. One of the part-time employee was engaged in marketing activities and the other was engaged in shipping activities. None of the Company's employees is represented by a labor organization. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES.
         ----------

The Company presently leases 6,303 square feet of office space at 2601 Northwest Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112. The lease was executed April 9, 1993, requires a monthly base rental of approximately $4,432 and expires on May 31, 1998. The Company believes the present space will be adequate for the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

     Other than as set forth hereinbelow, the Company does not have any pending litigation. The Company is currently under investigation by the Oklahoma Department of Securities with respect to the AMS Associate Stock Pool (the "Pool"). As of March 31, 1996, the investigation is in the discovery stage.
The Pool, under which the independent distributors of the Company's marketing programs and products are permitted to participant on a voluntary basis, was formed in 1990. Participants make contributions to the Pool and, from such contributions, the administrator of the Pool purchases on a monthly basis the Company's Common Stock in the open market for the participants. All purchase transactions are executed and effected through a market maker in the Company's Common Stock. All records of ownership of the Common Stock held by the Pool are maintained at the offices of the Company. The Pool only purchases shares of Common Stock and does not sell shares on behalf of the participants. Each participant has sole voting rights with respect to those shares of Common Stock held for such participant's benefit. In the event a participant desires to sell the Common Stock held for his benefit by the Pool, certificates representing such shares are delivered to such participant for the purpose of effecting such sale. As of March 31, 1996, the Pool held 1,246,233 shares of Common Stock on behalf of the participants. Although its investigation is currently general in nature, the Oklahoma Department of Securities may take the position that the offer and sale of participation rights in the Pool violates the registration provisions of the Oklahoma Securities Act.

     The Company is currently cooperating and intends to continue such cooperation with the Oklahoma Department of Securities in its investigation through the Company's legal counsel. Because, as of the date of this Report, the investigation is in the discovery stage, legal counsel cannot express an opinion regarding the ultimate outcome of the investigation.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
              ---------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1995.

                                    PART II

ITEM 5.       MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
              --------------------------------------------------------------
              MATTERS.
              -------

     The Company has a registration statement pending with the Commission. See "Part I, Item 1. Business - Pending and Proposed Registration."

     The principal market on which the Company's Common Stock and Class A Warrants and Class B Warrants are traded is the over-the-counter market and they are quoted in the "Pink Sheets" maintained by the National Daily Quotation Bureau, Inc. under the symbols "AMSO", "AMSOW" and "AMSOZ", respectively. The Company has $.0001 par value Common Stock and redeemable Class A and Class B Common Stock Purchase Warrants. Each Warrant entitles the holder to purchase one share of Common Stock at the price of $.75 per share during the period of April 26, 1989 to July 26, 1996 (Class A Warrants) or one share of Common Stock at the price of $1.00 per share during the period of April 26, 1989 to July 26, 1997 (Class B Warrants).

     The range of high and low bid quotations for the Company's Common Stock and Warrants, on a quarterly basis for the fiscal years ended December 31, 1994, 1995 and the first quarter of 1996, is shown below. Prices are inter-dealer quotations as reported by the National Daily Quotation Bureau, Inc., and do not necessarily reflect retail mark-ups, mark-downs or commissions, nor actual sales.




                                                 Common Stock Purchase Warrants
                                  Common         ------------------------------
                                  Stock           Class A             Class B
                               ------------      ---------           ----------
Fiscal Year Ended              High     Low      High  Low           High   Low
December 31, 1994              Bid      Bid      Bid   Bid           Bid    Bid
-----------------              ---      ---      ---   ---           ---    ---
First Quarter                  .19      .13      .02  .02            .01   .005
Second Quarter                 .25      .19      .02  .02            .01   .01
Third Quarter                  .25      .19      .02  .02            .01   .01
Fourth Quarter                 .31      .19      .02  .02            .01   .01



                                                    Common Stock Purchase Warrants
                                  Common            ------------------------------
                                  Stock              Class A          Class B
                               ------------         ---------        ----------
Fiscal Year Ended              High     Low         High  Low        High   Low
December 31, 1995              Bid      Bid         Bid   Bid        Bid    Bid
-----------------              ---      ---         ---   ---        ---    ---
First Quarter                  .25      .22         .02   .02        .01    .005
Second Quarter                 .47      .25         .02   .02        .01    .01
Third Quarter                  1.25     .45         .02   .02        .01    .01
Fourth Quarter                 .94      .56         .02   .02        .01    .01


                                                    Common Stock Purchase Warrants
                                  Common            ------------------------------
                                  Stock              Class A          Class B
                               ------------         ---------        -----------
Fiscal Year Ending             High     Low         High  Low        High    Low
December 31, 1996              Bid      Bid         Bid   Bid        Bid     Bid
-----------------              ---      ---         ---   ---        ---     ---
First Quarter                  .81      .63         .03   .01        .03    .01

     The number of holders of record of the Company's Common Stock as of March 31, 1996, was approximately 693. This number does not include an indeterminate number of shareholders whose shares are held in "street accounts" of securities brokers.

     The Company has not paid a dividend with respect to its common stock. The Company expects to reinvest any earnings for expansion of its operations and does not intend to pay a dividend in the foreseeable future.

Penny Stock Trading Rules
-------------------------

     The Common Stock, Class A Warrants and Class B Warrants are classified as "penny stocks" and are subject to the "penny stock" trading rules. The penny stock trading rules impose additional duties and responsibilities upon broker-dealers recommending the purchase of a penny stock (by a purchaser that is not an accredited investor as defined by Rule 501(a) promulgated by the Commission under the 1933 Act) or the sale of a penny stock. Among such duties and responsibilities, with respect to a purchaser who has not previously had an established account with the broker-dealer, the broker-dealer is required to (i) obtain information concerning the purchaser's financial situation, investment experience, and investment objectives, (ii) make a reasonable determination that transactions in the penny stock are suitable for the purchaser and the purchaser (or his independent adviser in such transactions) has sufficient knowledge and experience in financial matters and may be reasonably capable of evaluating the risks of such transactions, followed by receipt of a manually signed written statement which sets forth the basis for such determination and which informs the purchaser that it is unlawful to effectuate a transaction in the penny stock without first obtaining a written agreement to the transaction. Furthermore, until the purchaser becomes an established customer (i.e., have had an account with the dealer for at least one year or, the dealer had effected three sales of penny stocks on three different days involving three different issuers), the broker-dealer must obtain from the purchaser a written agreement to purchase the penny stock which sets forth the identity and number of shares or units of the security to be purchased prior to confirmation of the purchase. A dealer is obligated to provide certain information disclosures to the purchaser of a penny stock, including (i) a generic risk discloser document which is required to be delivered to the purchaser before the initial transaction in a penny stock, (ii) a transaction-related disclosure prior to effecting a transaction in the penny stock (i.e., confirmation of the transaction) containing bid and asked information related to the penny stock and the dealer's and salesperson's compensation (i.e., commissions, commission equivalents, markups and markdowns) in connection with the transaction, and (iii) the purchaser-customer must be furnished account statements, generally on a monthly basis, which include prescribed information relating to market and price information concerning the penny stocks held in his account. The penny stock trading rules do not apply to those transactions in which a broker-dealer or salesperson does not make any purchase or sale recommendation to the purchaser or seller of the penny stock.

     Compliance with the penny stock trading rules affect the ability to resell the Common Stock, Class A Warrants and Class B Warrants by a holder principally because of the additional duties and responsibilities imposed upon the broker-dealers and salespersons recommending and effecting sale and purchase transactions in such securities. In addition, many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules. The penny stock trading rules consequently may materially limit or restrict the liquidity typically associated with other publicly traded equity securities. In this connection, the holder of Common Stock, Class A Warrants or Class B Warrants may be unable to obtain on resale the quoted bid price because a dealer or group of dealers may control the market in such securities and may set prices that are not based on competitive forces. Furthermore, at times there may be a lack of bid quotes which may mean that the market among dealers is not active, in which case a holder of Common Stock, Class A Warrants or Class B Warrants may be unable to sell such securities. Because market quotations in the over-the-counter market are often subject to negotiation among dealers and often differ from the price at which transactions in securities are effected, the bid and asked quotations of the Common Stock, Class A Warrants or Class B Warrants may not be reliable.


ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              THE RESULTS OF OPERATIONS.
              -------------------------

     This analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and footnotes, description of the Company's business and other information included elsewhere in this report.

     The following table sets forth selected results of operations for (i) the fiscal years ended December 31, 1994 and 1995, which are derived from the audited consolidated financial statements of the Company. The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                                         For the Year Ended December 31,
                                                 ----------------------------------------------
                                                     1994                            1995
                                                 ------------------       ---------------------
                                                   Amount         %          Amount         %
                                                 -----------    -----     -------------   -----
Revenues:
 Programs......................................   $2,564,542    95.8%        $4,382,935    97.0%
 Promotional material..........................       82,780     3.1            109,733     2.4
 Other.........................................       30,625     1.1             25,535      .6
                                                   ---------   -----          ---------   -----
  Total revenues...............................    2,677,947   100.0          4,518,203   100.0
                                                   ---------   -----          ---------   -----
Costs and Expenses
 Programs......................................      684,128    25.6          1,094,157    24.2
 Promotional material..........................       83,964     3.1             92,087     2.1
 Selling.......................................    1,289,616    48.2          2,201,510    48.7
 General & administrative......................      515,158    19.2            857,743    19.0
 Interest expense..............................       25,075      .9             22,998      .5
                                                   --------     ----          ---------    ----
  Total expenses...............................    2,597,941    97.0          4,268,495    94.5
                                                   ---------    ----          ---------    ----
Income (loss) from
 operations before
 extraordinary item............................       80,006     3.0            249,708     5.5
Extraordinary item - gain on
 conversion of liabilities
 to common stock...............................            -       -                  -       -
                                                  ----------    -----        ----------    ----
Net income.....................................   $   80,006     3.0%        $  249,708     5.5%
                                                  ==========    ====         ==========    ====

     During 1995, the Company experienced increases in revenues from programs and net income, compared to 1994. The increases were principally the result of introduction of the Company's New/Trition Plan in October 1993 and expansion of the Company's network of its independent sales representatives and associates, which resulted in achieving substantial increased sales volume of the New/Trition Plan. The Company expects to continue to expand its network of independent sales representatives and associates, which is in part dependent upon the market demand for the consumer products and services offered by the Company through its various purchasing programs, and such expansion should result in increased sales volume. However, there is no assurance that increased sales volume will be achieved through expansion of the selling network of the Company's programs, or that, if sales volume increases, the Company will realize increased profitability due to the costs and expenses associated with increased sales and the general and administrative expenses.

Comparison of Fiscal 1994 and 1995
----------------------------------

          During 1995, total revenues increased $1,840,256 (a 68.7 percent increase) as compared to 1994. The increase was principally attributable to the increased sales volume of the Company's NewTrition Plan, which was introduced in October 1993, and expansion of the Company's network of its independent sales representatives and associates. During 1995 the Company made aggregate sales under its NewTrition Plan of $4,064,216 to 5,783 distributors, compared to aggregate sales in 1994 of $1,817,947 to 2,650 distributors. Promotional material revenue increased $26,953 (a 32.6 percent increase) to $109,733 in 1995 from $82,780 in 1994. In addition, other revenue decreased by $5,090 (a 16.6 percent decrease) from $30,625 in 1994 to $25,535 in 1995, as a result of a special promotion during 1994 that was not repeated in 1995.

          Total costs and expenses of programs, promotional material and selling during 1995 increased by $1,330,046 (a 64.6 percent increase) to $3,387,754 from $2,057,708 during 1994. This increase was attributable to an increase of (i) $410,029 (a 59.9 percent increase) in costs of programs and (ii) $911,894 (a
70.7 percent increase) in selling expenses, while promotional material expenses increased $8,123 (a 9.7 percent increase). The costs and expenses of programs, promotional materials and selling, as a percentage of program sales revenue, decreased from 80.2 percent during 1994 to 77.3 percent during 1995 which resulted from a decrease in the costs of programs as a percentage of program sale revenue from 26.7 percent to 25.0 percent due to increased program costs associated with the Company's NewTrition Plan, offset by a decline in selling costs as a percentage of program sale revenue from 50.3 percent to 50.2 percent. The Company achieved a net profit on sales of promotional materials of $17,646 during 1995 compared to a net loss of $1,184 during 1994 as a result of the Company's curtailed practice of providing promotional materials at reduced cost during special promotions periods.

          The Company's gross profit on program and promotional material revenues (program and promotional material revenue less program costs, promotional material costs and selling expenses) increased $515,300 (an 87.4 percent increase) to $1,104,914 in 1995 from $589,614 in 1994. The gross profit on program and promotional material revenues increased as a percentage of total revenue from 22 percent in 1994 to 24.5 percent in 1995. The increase in the Company's gross profit margin on program and promotional material revenues resulted from the combination of an increase in program and promotional materials costs as a percentage of programs and promotional material revenues, offset by a decrease in selling costs and expenses as a percentage of programs and promotional material revenues.

          General and administrative expenses increased $342,585 (a 66.5 percent increase) to $857,743 during 1995 from $515,158 during 1994. This increase was attributable to the Company's administrative infra-structure necessary to support increased levels of sales. The Company expanded its administrative infra-structure by hiring eight additional employees. Consequently, payroll and employee costs increased by $208,169 during 1995 as the Company increased its number of employees from six to 14. The balance of the increase resulted from increases in supplies, postage and other operating expenses associated with the increased sales levels. Interest expense during 1995 decreased $2,077 (an 8.3 percent decrease) to $22,998 from $25,075 during 1994.

          Net income increased $169,702 (a 212.1 percent increase) to $249,708 during 1995 from $80,006 during 1994. Net income as a percentage of total revenue increased from three percent during 1994 to 5.5 percent during 1995.

Quarterly Results of Operations
-------------------------------

          The Company's operations appear not to be significantly affected by seasonal trends. No pattern of seasonal fluctuations exists due to the growth patterns that the Company is currently experiencing.

Income Taxes
------------

          The Company has net operating loss carryforwards at December 31, 1995, of approximately $1,780,000 which are available to reduce federal income tax in future periods and which will begin to expire in 2003. During 1995, the

Company's deferred tax assets and valuation allowance were decreased by approximately $120,700 and $116,200, respectively. Management has determined that it is not more likely than not that the Company will be able to realize the tax benefits from the net operating loss carryforwards and has therefore, provided a valuation allowance of approximately $570,000 to reduce the net deferred tax assets to zero.


Liquidity and Capital Resources
-------------------------------


          The Company had a deficit working capital of approximately $170,700 at December 31, 1995, as compared to a deficit of approximately $338,500 at December 31, 1994. Of this $170,700 deficit, approximately $81,900 represents amounts owed to the Company's chief executive officer and major stockholder which is classified as a current liability, however, the Company makes payments on this loan only when there is sufficient working capital. Management believes that cash flows from operations will be sufficient to fund its working capital needs over the next twelve months. During 1995, net cash provided by operating activities was $337,241 of which $99,561 was used for investing activities, and $125,593 was used in financing activities (consisting primarily of repayments to the Company's Chief Executive Officer and major stockholder). The Company had a net increase in cash during this period of $112,087. The Company's working capital needs over the next twelve months consist primarily of administrative and operating overhead. For the three months ended March 31, 1996, the Company's administrative and operating overhead averaged approximately $80,000 per month. The Company anticipates that this level of administrative and operating overhead will continue over the next twelve months.


          The Company had a note payable to its major stockholder and Chief Executive Officer in the outstanding principal amount of $81,929 and $125,775 as of December 31, 1995 and 1994, respectively. Pursuant to this note the Company received advances totaling $31,963 and $46,374 during 1995 and 1994, respectively, and made repayments totaling $127,615 and $79,138 during 1995 and 1994, respectively. During 1995, the Company combined interest payable on the note of approximately $52,000 with the outstanding principal and began making weekly payments of principal and interest. The note is unsecured and due on demand and bears interest at 12 percent per annum on the outstanding principal amount of the note.

          On November 6, 1990, John W. Hail, Chief Executive Officer and Chairman of the Board of Directors of the Company, formed the John Hail Agency, Inc. ("JHA"). Mr. Hail is the sole director and shareholder of JHA. Pursuant to an unwritten agreement, the Company provided office space, utilities and supplies, as well as an occasional part-time administrative staff person, through June 30, 1996, to JHA for a monthly payment of $1,000 as reimbursement of the Company's costs. In addition, the Company made advances to JHA of $87,684 and $66,026 during the years ended December 31, 1995 and 1994, respectively. JHA has made repayments of these advances of $67,401 and $9,069 during the fiscal years ended December 31, 1995 and 1994, respectively. At December 31, 1995, JHA was indebted to the Company in the amount of $51,963.

          The Company received advance annual payment for certain program memberships. Receipts representing payment for future months programs services are deferred and recognized over the 12 month period covered by the membership. The Company recorded a liability representing the deferred revenue associated with annual prepayments of $40,852 at December 31, 1994. At December 31, 1995, the Company did not have any deferred revenues requiring recording of a liability for deferred revenues associated with annual prepayments.

          The Company's primary source of liquidity is net cash provided by operating activities. During 1995, the Company had net cash provided by operating activities of $316,958. Other than loans made available to the Company by its Chief Executive Officer and major shareholder, the Company does not have any outside liquidity sources. As of December 31, 1995, the Company did not have any material commitments for capital expenditures.

          During the 12 months ended December 31, 1995, the Company had an average monthly positive cash flow from operating activities of approximately $26,400, and an average monthly net positive cash flow of approximately $9,300, after investing and financing activities.

Effect of Inflation
-------------------

          As the costs of products and services and other expenses of the Company have increased, the Company has been generally able to increase the selling prices of the products and services marketed by the Company; therefore, in the view of management, inflation has not had a significant effect on gross margins. In periods of high inflation, the costs and expenses of the products and services marketed by the Company could adversely affect the Company's profitability.

ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
              -------------------------------------------

The financial statements of the Company prepared in accordance with Regulation S-B are set forth beginning on page F-1 hereof.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              ---------------------------------------------------------------
              FINANCIAL DISCLOSURE.
              --------------------

          There have been no disagreements concerning matters of accounting principle or financial statement disclosure between the Company and its independent accountants of the type requiring disclosure hereunder.

                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              --------------------------------------------------

Current Directors and Executive Officers
----------------------------------------

          The following table sets forth certain information with respect to each executive officer and director of the Company. The Company's Bylaws authorize the Board of Directors to be constituted of not less than one and such number as the Board of Directors may from time to time determine by resolution or election. The Board currently consists of five members. Directors are elected for three year terms, with approximately one-third of the Board standing for election each year. The term of office of one class of directors expires each year in rotation so that one class is elected at each annual meeting of shareholders for a full three-year term. The terms of John W. Hail and Roger P. Baresel expire in 1998, the terms of Curtis H. Wilson, Sr. and R. Terren Dunlap expire in 1997, and the term of

Harland C. Stonecipher expires in 1996. Executive officers are elected by the Board of Directors and serve at its discretion.

NAME                         AGE  POSITION
----                         ---  --------

John W. Hail(1)(2)            65  Chief Executive Officer, Chairman of the
                                  Board of
                                  Directors

Curtis H. Wilson, Sr.(3)      69  Vice-Chairman of the Board of Directors

Roger P. Baresel(1)(2)        40  President, Chief Financial Officer, Secretary
                                  and Director

R. Terren Dunlap(3)           50  Vice President - International Development
                                  and Director
Harland C. Stonecipher(4)     56  Director
--------------------------

(1)  Member of the Stock Option committee.
(2)  Term as a Director expires in 1998.
(3)  Term as a Director expires in 1997.
(4)  Term as a Director expires in 1996.

          Messrs. Hail, Wilson and Baresel devote their full-time to business of the Company. Mr. Dunlap devotes approximately 20 percent of his time to the business of the Company. Mr. Dunlap devotes the balance his time to other business interests that are not believe to constitute a conflict of interest with his employment by the Company.

          The following is a brief description of the business background of the executive officers and directors of the Company:

          John W. Hail is the founder of Advantage Marketing Systems, Inc. and has served as its Chief Executive Officer and Chairman of the Board of Directors since its inception in June, 1988. During 1987 and through June 1, 1988, Mr. Hail served as Executive Vice President, Director and Agency Director of Pre-Paid Legal Services, Inc. During this period Mr. Hail also served as Chairman of the Board of TVC Marketing, Inc., Pre-Paid's exclusive marketing agent.

          Curtis H. Wilson, Sr. has served as Vice-Chairman of the Board of Directors of the Company since June, 1988. From January, 1984 to June, 1988, Mr. Wilson was Executive Vice President for TVC Marketing, Inc. From March, 1983 to January, 1984, Mr. Wilson was a sales associate for TVC Marketing, Inc. Mr. Wilson retired in April, 1982 after having been employed for 26 years as a salesman, vice president, and later president of V. J. McGanahan, Inc., a television and appliance wholesale distributor in Dayton, Ohio.

          Roger P. Baresel has served as Vice President, Chief Financial Officer, Secretary, and a Director since June 1, 1995, and on July 1, 1995, Mr. Baresel became President. Mr. Baresel is a Certified Public Accountant and holds a Master of Business Administration. He has maintained an accounting practice since 1985 specializing in providing consulting services to small and growing businesses. Since 1988, he has provided consulting services on a part-time basis to the Company. Effective June 1, 1995, Mr. Baresel became a full time employee of the Company.

          R. Terren Dunlap has served as Vice President-International Development and a Director since June 1, 1995. Mr. Dunlap is the co-founder and a Director since 1984 and until March 1994 served as Chief Executive Officer and Chairman of the Board, of Go-Video, Inc., an American Stock Exchange company, and developer and distributor of consumer electronics products. He is an inventor and has received several patents for consumer electronics products, including the Dual Deck VCR, and is a member of the Electronics Industry Association and the Arizona State

University West Advisory Board, and has served on the national board of the American Electronics Association. Mr. Dunlap holds a Juris Doctorate from Ohio Northern University and a Bachelor of Science Degree in Business Administration from Ashland University.

          Harland C. Stonecipher has served as a Director since August 25, 1995. Mr. Stonecipher has been Chairman of the Board and Chief Executive Officer of Pre-Paid Legal Services, Inc. since its inception in 1972. Pre-Paid Legal Services, Inc., an American Stock Exchange company, is the first company in the United States organized solely to design, underwrite and market legal expense plans.

ITEM 10.      EXECUTIVE COMPENSATION.
              ----------------------

          The following table sets forth certain information relating to compensation paid to or accrued for the Chief Executive Officer for services rendered during the years ended December 31, 1993, 1994 and 1995.


                                                                                          Long-Term
                                                 Annual compensation                   Compensation(4)
                                   ------------------------------------------------   Award of Options
Name & Principal Position          Year        Salary(1)  Bonus(2)     Other(3)       Number of Shares
-------------------------          ----        ---------  --------     --------      -------------------
John W. Hail                       1995        $  -       $  -         $20,283       3,000,000(5)
 Chief Executive Officer           1994        $  -       $  -         $56,957          -
                                   1993        $  -       $  -         $  -             -
------------------------

(1) Dollar value of base salary (both cash and non-cash) earned during the year.
(2)       Dollar value of bonus (both cash and non-cash) earned during the year.
(3) The Company furnishes the use of an automobile to Mr. Hail, the value of which is not greater than $5,000 annually. During 1995, 1994, and 1993, the Company made advances to the John Hail Agency, Inc., an affiliate of Mr. Hail, of $87,684, $66,026 and $36,960, respectively, and the John Hail Agency, Inc. made repayments to the Company of $67,401, $9,069 and $3,281, respectively. See "Part III, Item 12. Certain Relationships and Related Transactions." For purposes of this table, the advances made by the Company to the John Hail Agency, Inc. during each year presented were reduced by the repayments made by the John Hail Agency, Inc. to the Company during such year.
(4) No awards of restricted stock or payments under long-term incentive plans were made by the Company to the Chief Executive Officer during 1993 and 1994.
(5) During 1995, Mr. Hail transferred by gift 1,800,000 of the stock options.

Aggregate Option Grants and Exercises in 1995 and Year-End Option Values
------------------------------------------------------------------------

          Stock Options and Option Values.  The following table sets forth
          -------------------------------
information related to options granted to the Chief Executive Officer during 1995.

                                              Individual Grants
                          -------------------------------------------------------
                                                                                    Potential Realizable Value
                                          Percent                                   at Assumed Rates of Stock
                                          of Total                                  Price Appreciation for
                                           Options       Exercise                           Option Term(1)
                             Number       Granted to       or                       --------------------------
                           of Options     Employees     Base Price   Expiration        Five            Ten
Name                         Granted       in 1995      Per Share       Date         Percent         Percent
----------                  ---------      -------      ----------  -------------   --------------------------
John W. Hail                3,000,000       50.3%          $.25     Feb. 23, 2005    $375,000      $1,500,000
----------------------------------------

(1) The potential realizable value portion of the foregoing table illustrates the value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compound rates of appreciation of the Common Stock over the term of the options. These amounts do not take into consideration provisions restricting transferability and represent certain assumed rates of appreciation only. Actual gains on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the potential values reflected in this table will be achieved. All amounts have been rounded to the nearest whole dollar amount.

          Aggregate Stock Option Exercise and Year-End and Option Values.  The
          --------------------------------------------------------------
following table sets forth information related to the number of options exercised in 1995 and the value realized by the Chief Executive Officer, as well as, information related to the number and value of options held by the Chief Executive Officer at the end of 1995. During 1995, there were no options to purchase Common Stock exercised by the Chief Executive Officer.


                           Number of                   Value of Unexercised
                       Unexercised Options           In-the-Money Options as of
                      as of December 31, 1995         of December 31, 1995(1)
                    ----------------------------   ----------------------------
Name                Exercisable    Unexercisable   Exercisable    Unexercisable
----                -----------    -------------   -----------    -------------
John W. Hail        1,200,000(2)       --          $636,000          $   --
------------
(1) The closing highest bid price of the Common Stock as quoted on National Quotation Bureau, Incorporated on December 29, 1995, the last trading day of 1995, was $.78. Value is calculated on the basis of the remainder of $.78 minus the exercise price multiplied by the number of shares of Common Stock underlying the options.
(2)       During 1995, Mr. Hail transferred by gift 1,800,000 stock options.


Board of Directors
------------------

          Pursuant to the terms of the Company's Bylaws, the directors are divided into three classes. Class I Directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 1996, Class II Directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 1997, and Class III Directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 1998. Each director will hold office for the term to which he is elected and until his successor is duly elected and qualified. Mr. Stonecipher is serving as a Class I Director under a term expiring in 1996, Messrs. Wilson and Dunlap are serving as Class II Directors under terms expiring in 1997, and Messrs. Hail and Baresel are serving as Class III Directors under terms expiring in 1998. At each annual meeting of the shareholders of the Company, the successor to a member of the class of directors whose term expires at such meeting will be elected to hold office for term expiring at the annual meeting of shareholders held in the third year following the year of his election.

Compensation of Directors
-------------------------

          Directors who are not employees of the Company receive $250 for each Board meeting attended. Directors who are also employees of the Company receive no additional compensation for serving as Directors. The Company reimburses its Directors for travel and out-of-pocket expenses in connection with their attendance at meetings of the Board of Directors. The Company's Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Oklahoma law.

Stock Option Plan
-----------------

          The Company established the Advantage Marketing Systems, Inc. 1995 Stock Option Plan (the "Stock Option Plan" or the "Plan") in June 1995. The Plan provides for the issuance of incentive stock options ("ISO Options") with or without stock appreciation rights ("SARs") and nonincentive stock options ("NSO Options") with or without SARs to employees and consultants of the Company, including employees who also serve as Directors of the Company. The total number of shares of Common Stock authorized and reserved for issuance under the Plan is 9,000,000. As of March 31, 1996, options have not been granted under the Plan.

          The Stock Option Committee, which is currently comprised of Messrs. Hail and Baresel, administers and interprets the Plan and has authority to grant options to all eligible employees and determine the types of options, with or without SARs, granted, the terms, restrictions and conditions of the options at the time of grant, and whether SARs, if granted, are exercisable at the time of exercise of the Option to which the SAR is attached.

          The option price of the Common Stock is determined by the Stock Option Committee, provided such price may not be less than the fair market value of the shares on the date of grant of the option. The fair market value of a share of the Common Stock is determined by averaging the closing high bid and low asked quotations for such share on the date of grant of the option as reported by the National Quotation Bureau, Incorporated or, if not quoted, is determined by the Stock Option Committee. Upon the exercise of an option, the option price must be paid in full, in cash or with an SAR. Subject to the Stock Option Committee's approval, upon exercise of an option with an SAR attached, a participant may receive cash, shares of Common Stock or a combination of both, in an amount or having a fair market value equal to the excess of the fair market value, on the date of exercise, of the shares for which the option and SAR are exercised, over the option exercise price.

          Options granted under the Plan may not be exercised until six months after the date of the grant and rights under an SAR may not be exercised until six months after the SAR is attached to an option, if not attached at the time of the grant of the option, except in the event of death or disability of the participant. ISO Options and any SARs are exercisable only by participants while actively employed as an employee or a consultant by the Company, except in the case of death, retirement or disability. Options may be exercised at any time within three months after the participant's retirement or within one year after the participant's disability or death, but not beyond the expiration date of the option. No option may be granted after April 30, 2005. Options are not transferable except by will or by the laws of descent and distribution.

Officer and Director Liability
------------------------------

          As permitted by the provisions of the Oklahoma General Corporation Act, the Certificate of Incorporation (the "Certificate") eliminates in certain circumstances the monetary liability of directors of the Company for a breach of their fiduciary duty as directors. These provisions do not eliminate the liability of a director for (i) a breach of the director's duty of loyalty to the Company or its shareholders, (ii) acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) liability arising under Section 1053 of the Oklahoma General Corporation Act (relating to the declaration of dividends and purchase or redemption of shares in violation of the Oklahoma General Corporation Act), or
(iv) any transaction from which the director derived an improper personal benefit. In addition, these provisions do not eliminate liability of a director for violations of federal securities laws, nor do they limit the rights of the Company or its shareholders, in appropriate circumstances, to seek equitable remedies such as injunctive or other forms of non-monetary relief. Such remedies may not be effective in all cases.

          The Certificate of Incorporation and Bylaws of the Company provide that the Company shall indemnify all directors and officers of the Company to the full extent permitted by the Oklahoma General Corporation Act. Under such provisions, any director or officer, who in his capacity as such, is made or threatened to be made, a party to any suit or proceeding, may be indemnified if the Board of Directors determines such director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interest of the Company. The Certificate and Bylaws and the Oklahoma General Corporation Act further provide that such indemnification is not exclusive of any other rights to which such individuals may be entitled under the Certificate, the Bylaws, an agreement, vote of shareholders or disinterested directors or otherwise. Insofar as indemnification for liabilities arising under the Act may be permitted to directors and officers of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

          The Company may enter into indemnity agreements with each of its directors and executive officers. Under each indemnity agreement, it is anticipated that the Company will pay on behalf of the indemnitee, and his executors, administrators and heirs, any amount which he is or becomes legally obligated to pay because of (i) any claim or claims from time to time threatened or made against him by any person because of any act or omission or neglect or breach of duty, including any actual or alleged error or misstatement or misleading statement, which he commits or suffers while acting in his capacity as a director and/or officer of the Company or its affiliate or (ii) being a party, or being threatened to be made a party, to any threatened, pending or contemplated action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was an officer, director, employee or agent of the Company or its affiliate or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise. It is anticipated that the payments which the Company will be obligated to make thereunder shall include, inter alia, damages, charges, judgments, fines, penalties, settlements and cost of investigation and costs of defense of legal, equitable or criminal actions, claims or proceedings and appeals therefrom, and costs of attachment, supersedeas, bail, surety or other bonds.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
              --------------------------------------------------------------

          The following table sets forth as of March 31, 1996, information regarding ownership of Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, by each director, and by all executive officers and directors of the Company as a group. All persons named have sole voting and investment power over their shares except as otherwise noted.

                                                      Percentage
Name & Address of                       Number of     of Shares
Beneficial Owner                     Shares Owned(1)  Outstanding
----------------                     ---------------  ------------

John W. Hail(2)(3)                      3,676,237           20.22%

Bruce Greene(4)                         3,778,000           19.24%

Curtis H. Wilson, Sr.(2)(5)             2,189,956           11.53%

United Financial(6)                     2,000,000           10.53%

William A. LaReese(7)                   1,730,000            9.55%

Robert & Retha Nance(8)                 1,588,137            9.06%

Roger P. Baresel(2)(9)                  1,290,000            7.18%

Harland C. Stonecipher(10)                451,318            2.66%

Pre-Paid Legal Services, Inc.(10)         451,318            2.66%

R. Terren Dunlap(2)(11)                   300,000            1.74%

All Current Officers and
Directors as a Group
(five persons)(3)(5)(9)(10)(11)         7,907,511           36.84%
----------------------------

(1) Shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2) A Director and an executive officer of the Company, with a business address of 2601 Northwest Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112.

(3) The shares and percentage include 1,200,000 shares of Common Stock which are subject to currently exercisable stock options granted in the first quarter of 1995 to and held by Mr. Hail.

(4) Mr. Greene's business address is 1465 Greenbrier Drive Green Oaks, Illinois 60048. The shares and percentage include 2,652,000 shares of Common Stock which are subject to currently exercisable Public Warrants held by Mr. Greene.

(5) The shares and percentage include 2,000,000 shares of Common Stock which are subject to currently exercisable stock options granted to and held by Mr. Wilson (of which 1,000,000 were granted in 1995), and includes 44,300 shares of common stock held by Ruth Wilson, wife of Mr. Wilson and with respect to which Mr. Wilson disclaims any beneficial interest.

(6) United Financial Advisors, Inc.'s business address is 1601 NW Expressway, Suite 2101, Oklahoma City, Oklahoma 73118. The shares and percentage include 2,000,000 shares of Common Stock which are subject to currently exercisable Warrants held by United Financial Advisors, Inc.

(7) Mr. LaReese's business address is 2239 NW 30th Street, Oklahoma City, Oklahoma 73112. The shares and percentage include 1,130,000 shares of Common Stock which are subject to currently exercisable Public Warrants held by Mr. LaReese.

(8) Mr. and Mrs. Nance are husband and wife and their business address is Post Office Box 405, Wheatland, Oklahoma 73097. The shares and percentage include 725 shares owned by Mr. Nance, 302,000 shares owned by Mrs. Nance, 750,000 shares owned jointly, and 531,412 and 4,000 shares of Common Stock which are subject to currently exercisable stock options granted to and held by Mr. and Mrs. Nance, respectively.

(9) The shares and percentages include 100,000 shares of Common Stock and 280,000 shares of Common Stock which are subject to currently exercisable stock options granted to and held by Mr. Baresel, of which options for 100,000, 80,000 and 100,000 shares were granted in 1992, 1994 and 1995, respectively, and includes (i) 110,000 shares of Common Stock held by Judith A. Baresel, wife of Mr. Baresel, (ii) 700,000 shares of Common Stock which are subject to currently exercisable stock options held by Judith A. Baresel, and (iii) 100,000 shares of Common Stock which are subject to currently exercisable stock options held as the custodian for the benefit of the children of Mr. and Mrs. Baresel, and with respect to which Mr. Baresel disclaims any beneficial interest.

(10) Mr. Stonecipher is Director with a business address of 321 East Main Street, Ada, Oklahoma 74820. The shares and percentages include 451,318 shares of Common Stock held by Pre-Paid Legal Services, Inc. of which Mr. Stonecipher is Chairman of the Board and Chief Executive Officer and is therefore deemed to beneficially own all shares of Common Stock beneficially owned by Pre-Paid Legal Services, Inc.

(11) The shares and percentages include 300,000 shares of Common Stock which are subject to a currently exercisable stock options granted in 1995 to and held by Mr. Dunlap.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
              ----------------------------------------------

          Except as described below, no executive officer, director, stockholder known to the Company to own of record or beneficially more than 5% of the Company's common stock, or any member of the immediate family of any of those persons has engaged since the beginning of the Company's last fiscal year or proposes to engage in the future in any transaction or series of similar transactions with the Company, directly or indirectly through a separate entity, in which the amount involved exceeded or will exceed $60,000.

          Except as described below, no business relationship between the Company and any business or professional entity, for which a director of the Company has served during the last fiscal year or currently owns a 10% record or beneficial interest, has existed since the beginning of the Company's last fiscal year or currently exists and which represented or will represent payments for property or services in excess of 5% of the Company's gross revenues for its last full fiscal year or of the other entity's consolidated gross revenues for its last full fiscal year. In addition, except as described below, the Company did not owe at the end of its last fiscal period any business or professional entity, for which a director of the Company has served during the last fiscal year or currently serves as an executive officer or in which a director of the Company has owned during the last fiscal year or currently owns a 10% record or beneficial interest, an aggregate amount in excess of 5% of the Company's total assets at the end of its last fiscal period.

          No director of the Company has served during the last fiscal year or currently serves as a partner or executive officer of any investment banking firm that performed services for the Company during the last fiscal year or that the company proposes to have perform services during the current year. The Company knows of no other relationship between a director of the Company and the Company that are not substantially similar in nature and scope to those described above.

          Except as noted below, no executive officer, director, any member of the immediate family of any of those persons, any corporation or organization for which any of the above-listed persons serve as an executive officer or partner or which they own directly or indirectly 10% or more of its equity securities, or any trust or other estate in which any of the Company's executive officers, directors or nominees for election as directors, have a substantial beneficial interest or for which they serve as a trustee or in a similar capacity has owed the Company at any time since the beginning of its last fiscal year more than $60,000.

          On November 6, 1990, John W. Hail, Chief Executive Officer and Chairman of the Board of Directors of the Company, formed the John Hail Agency, Inc. ("JHA"). Mr. Hail is the sole director and shareholder of JHA. Pursuant to an unwritten agreement, the Company provided office space, utilities and supplies, as well as an occasional part-time administrative staff person, to through June 30, 1996, JHA for a monthly payment of $1,000 as reimbursement of the Company's costs. In addition, the Company made advances to JHA of $87,684 and $66,026 during the years ended December 31, 1995 and 1994, respectively. JHA has made repayments of these advances of $67,401 and $9,069 during the fiscal years ended December 31, 1995 and 1994, respectively. At December 31, 1995, JHA was indebted to the Company in the amount of $51,963.

          At December 31, 1995, the balance due on a short-term loan from the Company's Chief Executive Officer and major shareholder was $81,929. During 1995, the Company combined interest payable of approximately $52,000 with the principal due under the loan and began making weekly interest and principal payments of $1,500. During 1995, the Company received aggregate advances of $31,963 under the loan. During the year ended December 31, 1995, the Company made principal payments of $127,615 thereon to the Company's Chief Executive Officer and major shareholder. The loan is unsecured, due on demand and bears interest at 12 percent per annum.

          During the five months ended May 31, 1995, and the fiscal year ended December 31, 1994, Roger P. Baresel provided accounting and consulting services to the Company and for such services Mr. Baresel was paid $13,500 and $19,500, respectively. On June 1, 1995, Mr. Baresel ceased providing accounting and consulting services to the Company and became an executive officer and a Director of the Company.

          Included among the consumer benefits sold by the Company are legal services provided by Pre-Paid Legal Services, Inc. ("PPL"). Purchasers of these legal services make payments directly to PPL and PPL in turn pays the Company commissions on these sales. PPL is a greater than five percent beneficial owner of the of the Company's Common Stock and Harland C. Stonecipher, the founder and Chief Executive Officer of PPL is a Director of the Company. During the years ended December 31, 1995 and 1994, the Company received commissions from PPL on these sales totaling $16,415 and $71,713, respectively.

          During the years ended December 31, 1995 and 1994, the Company paid Curtis H. Wilson, Sr., a Director of the Company, sales commissions of $51,669, and $26,791, respectively. During the years ended December 31, 1995 and 1994, the Company paid William A. LaReese, a greater than five percent beneficial owner of the Company's Common Stock, sales commissions of $10,662, and $10,398, respectively. During the years ended December 31, 1995 and 1994, the Company paid jointly Robert and Retha Nance, who are greater than five percent beneficial owners of the Company's Common Stock, sales commissions of $12,433, and $10,000, respectively. In addition, during the year ended December 31, 1995, the Company paid jointly Roger P. Baresel, an executive officer of the Company, and his wife, Judith A. Baresel, sales commissions of $672.

          During 1995, the Company granted Roger P. Baresel, an executive officer and Director of the Company, 10-year, transferrable stock options exercisable for the purchase of 1,000,000 and350,000 shares of Common Stock for $.25 and $.45 per share, respectively. During 1995, Mr. Baresel transferred by gift 1,250,000 of such stock options to third parties, including 700,000 to his wife, Judith A. Baresel, and 100,000 to Mrs. Baresel in her capacity as guardian for the benefit of their children. In addition, during 1994, the Company granted Mr. Baresel five-year stock options exercisable for the purchase of 80,000 shares of Common Stock for $.27 per share. All of the stock options were granted at the fair market value of the Common Stock on the date of grant and are currently exercisable.

          During 1995, the Company granted John M. Hail, an executive officer and Director of the Company, 10-year, transferrable stock options exercisable for the purchase of 3,000,000 shares of Common Stock for $.25 per share. During 1995, Mr. Hail transferred by gift 1,800,000 of these stock options to third parties. All of the stock options were granted at the fair market value of the Common Stock on the date of grant and are currently exercisable.

          During 1995, the Company granted Curtis H. Wilson, Sr., a Director of the Company, six-year stock options exercisable for the purchase of 1,000,000 shares of Common Stock for $.45 per share. All of the stock options were granted at the fair market value of the Common Stock on the date of grant and are currently exercisable.

          During 1995, the Company granted R. Terren Dunlap, a Director and executive officer of the Company, five-year stock options exercisable for the purchase of 300,000 shares of Common Stock for $.27 per share. All of the stock options were granted at the fair market value of the Common Stock on the date of grant and are currently exercisable.

          During 1995, the Company granted United Financial Advisory Services, Inc. five-year stock options exercisable for the purchase of 1,000,000 shares of Common Stock for $.45 per share and 1,000,000 shares of Common Stock for $.62 per share. All of the stock options were granted at or above the fair market value of the Common Stock on the date of grant and are currently exercisable.
As a result of the grant of these stock options, United Financial Advisory Services, Inc. became a greater than five percent beneficial owner of the Common Stock of the Company.

          During 1995, the Company granted Robert Nance, a greater than five percent beneficial owner of the Common Stock of the Company, five-year stock options exercisable for the purchase of 393,000 shares of Common Stock for $.25 per share and two-year stock options exercisable for the purchase of 55,560 shares of Common Stock for $.27 per share. Furthermore, during 1994, Mr. Nance was granted five-year stock options exercisable for the purchase of 42,865 shares of Common Stock for $.35 per share. All of the stock options were granted at or above the fair market value of the Common Stock on the date of grant and are currently exercisable.

          The Board of Directors of Company believes that the terms of the transactions described above were at least as favorable as could be obtained from unaffiliated third parties. The Company has adopted policies that any loans to officers, directors and five percent or more shareholders ("affiliates") are subject to approval by a majority of the disinterested independent directors of the Company and that further transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties and approved by a majority of the disinterested independent directors. As of March 31, 1996, the Board of Directors is comprised of the five members of which one is an independent director.

                                    PART IV

ITEM 13.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
              ----------------------------------------------------------------

The following documents are filed as part of this report:

1.  Financial Statements appearing at pages F-2 through F-15:

          Report of Independent Certified Public Accountants.

          Consolidated Balance Sheets - December 31, 1995 and 1994.

          Consolidated Statements of Operations - For The Years Ended December 31, 1995 and 1994.

          Consolidated Statements of Stockholders' Deficiency - For The Years Ended December 31, 1995 and 1994.

          Consolidated Statements of Cash Flows - For The Years Ended December 31, 1995 and 1994.

          Notes to Consolidated Financial Statements.


2.  Exhibits.

          The following exhibits are filed with or incorporated by reference into this Form 10-KSB.

          2.1 Agreement and Plan of Reorganization dated May 1,1989, between Pacific Coast International, Inc., Advantage Marketing Systems, Inc. and the stockholders of Advantage Marketing Systems, Inc.
               (1)

          2.2 Agreement and Plan of Merger between AMS, Inc. and Advantage Marketing Systems, Inc. (7)

          2.3 Certificate of Merger of Advantage Marketing Systems, Inc. (A Delaware Corporation) with and into Advantage Marketing Systems, Inc. (An Oklahoma Corporation). (7)

          3.1 Amended and Restated Certificate of Incorporation of Advantage Marketing Systems, Inc. (7)

          3.2  By-Laws (7)

          4.1 Warrant Agreement and between the Registrant and U.S. Stock Transfer Corp. and amendment thereto (8)

          4.2  Class A Common Stock Purchase Warrant Certificate (8)

          4.3   Class B Common Stock Purchase Warrant Certificate (8)

          10.1 Lease of Registrant's corporate offices located at 2601 N.W. Expressway, Suite 1210W, Oklahoma City (6)

          10.2 Lease of Registrant's computer equipment with IBM Credit Corporation (3)

          10.3 Legal Services Agreement between Registrant and Pre-Paid Legal Services, Inc. (3)

          10.4 Group Contract between Registrant and Consumer Benefit Services, Inc. (3)

          10.5  Distributor Agreement between Registrant and ToppMed, Inc.(3)

          10.6  Letter of Intent between Registrant and CUC International(3)

          10.7  Letter of Agreement between Registrant and Coupon Exchange Club
                (3)

          10.8  Agreement Number 1 between Registrant and TMS, Inc.(3)

          10.9  Agreement Number 2 between Registrant and TMS, Inc.(3)

          10.10 Agreement between Registrant and Innovative Benefits, Inc.(4)

          10.11 Agreement between Registrant and Mr. Jim Gabler (4)

          10.12 Agreement between Registrant and Health Management Systems, Inc. (4)

          10.13 Agreement between Registrant and Consumer's Choice  Association
                (5)

          10.14 Agreement between Registrant and Innovative Benefits, Inc.(5)

          10.15 Secondary Public Offering Letter of Intent.

          22    Subsidiaries of the Registrant (3)
-------------------
(1) Filed as an exhibit to Registrant's Form 8-K dated May 19, 1989, which is incorporated herein by reference.
(2) Filed as an exhibit to Registrant's Form S-1 Registration Statement (No. 33-25701) which is incorporated herein by reference.
(3) Filed as an exhibit to Registrant's Form 10-K for the year ending December 31, 1989, which is incorporated herein by reference.
(4) Filed as an exhibit to Registrant's Form 10-K for the year ending December 31, 1990, which is incorporated herein by reference.
(5) Filed as an exhibit to Registrant's Form 10-K for the year ending December 31, 1991, which is incorporated herein by reference.
(6) Filed as an exhibit to Registrant's Form 10-KSB for the year ending December 31, 1993, which is incorporated herein by reference.
(7) Filed as an exhibit to Registrant's Form 8-K filed December 11, 1995, which is incorporated herein by reference.
(8) Filed as exhibits to Registrant's Registration Statement on Form SB-2, as filed with the Commission on December 18, 1995, and as amended pursuant to Amendment No. 1 as filed with the Commission on July 1, 1996.

3. The registrant filed a report on Form 8-K on December 11, 1995, describing the implementation of an Agreement and Plan of Merger under which the Company reincorporated in Oklahoma by merging with and into its wholly-owned subsidiary.

          Item 2. Acquisition or Disposition of Assets

          Effective December 11, 1995, Advantage Marketing Systems, Inc., the former parent of the Company ("AMS Delaware"), merged with the Company ("AMS Oklahoma") pursuant to an Agreement and Plan of Merger (the "Reincorporation Merger"), and the Company was the surviving corporation. As a result of the Merger, AMS Delaware ceased to exist as a Delaware corporation, and the Company succeeded to all rights, privileges, powers, franchises, obligations, assets and properties of AMS Delaware. The Merger was accounted for as a reorganization of entities under common control and was recorded at historical cost.

          Item 7. Financial Statements and Exhibits.

          (a) Financial Statements and Exhibits.

          Because AMS Oklahoma has been a wholly-owned subsidiary of AMS Delaware since May 1989, and has been consolidated for financial statement purposes with AMS Delaware, the Registrant is not required to provide financial statements of AMS Oklahoma with respect to the Reincorporation Merger.

          (b) Pro Forma Financial Information.

          Because AMS Oklahoma has been a wholly-owned subsidiary of AMS Delaware since May 1989, and has been consolidated for financial statement purposes with AMS Delaware, the Registrant is not required to provide pro forma financial information with respect to the Reincorporation Merger.

          (c) Exhibits

          2.1 Agreement and Plan of Merger between AMS, Inc. and Advantage Marketing Systems, Inc.

          2.2 Certificate of Merger of Advantage Marketing Systems, Inc. (A Delaware Corporation) with and into Advantage Marketing Systems, Inc. (An Oklahoma Corporation).

          3.1 Amended and Restated Certificate of Incorporation of Advantage Marketing Systems, Inc.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REGISTRANT:
                                    ADVANTAGE MARKETING SYSTEMS, INC.
                                    (FORMERLY AMS, INC.)


Date: April 12, 1996                By: /S/ John W. Hail
                                              John W. Hail, Chief Executive
                                              Officer


Date: April 12, 1996                By: /S/ Roger P. Baresel
                                              Roger P. Baresel, Chief Financial
                                              and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 12, 1996                By: /S/ John W. Hail
                                              John W. Hail, Chief Executive
                                              Officer & Chairman of the Board
                                              and Director


Date: April 12, 1996                By: /S/ Curtis H. Wilson, Sr.
                                              Curtis H. Wilson, Sr., Vice-
                                              Chairman of the Board & Director


Date: April 12, 1996                By: /S/ Roger P. Baresel
                                              Roger P. Baresel, Chief Financial
                                              Officer and Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
-------------------------------------------------------------------------------
15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
--------------------------------------------------------------------------------
SECTION 12 OF THE ACT.
---------------------

No annual report for the fiscal year ended December 31, 1995, or any proxy material has been sent to the Registrant's security holders. Should the Registrant send such report or proxy material to its security holders, the Registrant will furnish copies of such material to the Commission when it is sent to its security holders.

                         INDEX TO FINANCIAL STATEMENTS

                       ADVANTAGE MARKETING SYSTEMS, INC.

                                                                                            Page
                                                                                            ----
Independent Auditors' Report..............................................................   F-2

Consolidated Balance Sheets as of December 31, 1995 and 1994..............................   F-3

Consolidated Statements of Operations for Years Ended December 31, 1995 and 1994..........   F-4

Consolidated Statements of Stockholders' Deficiency for Years Ended
        December 31, 1995 and 1994........................................................   F-5

Consolidated Statements of Cash Flows for Years Ended December 31, 1995 and 1994..........   F-6

Notes to Consolidated Financial Statements for Years Ended December 31, 1995 and 1994.....   F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Advantage Marketing Systems, Inc.
  (formerly AMS, Inc.)
Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheets of Advantage Marketing Systems, Inc. (formerly AMS, Inc.) (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advantage Marketing Systems, Inc. (formerly AMS, Inc.) at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                         DELOITTE & TOUCHE LLP

Oklahoma City, Oklahoma
March 29, 1996

ADVANTAGE MARKETING SYSTEMS, INC. (formerly AMS, Inc.)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994

------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                  1995          1994
                                                                                    ------------  ------------
CURRENT ASSETS:
  Cash.........................................................................     $   112,087   $       -
  Receivables - net of allowances of $21,485 and $19,485, respectively.........          18,299        33,887
  Receivable from affiliate....................................................          51,963        31,680
  Inventory....................................................................          98,621        47,871
  Prepaid commissions..........................................................           2,371         4,358
                                                                                    -----------   -----------
            Total current assets...............................................         283,341       117,796

COMMISSION ADVANCES TO RELATED PARTIES - NONCURRENT............................              65        14,390
RECEIVABLES - NONCURRENT.......................................................          22,620           -
PROPERTY AND EQUIPMENT, Net....................................................         159,797        44,783
OTHER ASSETS...................................................................          67,173           -
                                                                                    -----------   -----------
TOTAL..........................................................................     $   532,996   $   176,969
                                                                                    ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
  Accounts payable.............................................................     $    91,949   $    79,415
  Accrued expenses.............................................................         151,654        92,067
  Accrued promotion expense....................................................          99,424         7,000
  Interest payable.............................................................             -          51,806
  Bank overdraft...............................................................             -          46,663
  Deferred revenue.............................................................             -          40,852
  Notes payable:
    Stockholders...............................................................          81,929       132,828
    Other......................................................................           8,440         5,827
  Capital lease obligation.....................................................          20,679           -
                                                                                    -----------   -----------
            Total current liabilities..........................................         454,075       456,458

LONG-TERM LIABILITIES:
  Notes payable:
    Stockholder................................................................             -           7,947
    Other......................................................................          28,500           -
  Capital lease obligation.....................................................          75,649           -
                                                                                    -----------   -----------
            Total liabilities..................................................         558,224       464,405
                                                                                    -----------   -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $.0001 par value; authorized 5,000,000 shares; none issued              -             -
  Common stock - $.0001 par value; authorized 495,000,000 shares;
    issued and outstanding 16,985,524 and 16,965,524 shares, respectively......           1,698         1,696
  Paid-in capital..............................................................       1,858,396     1,845,898
  Accumulated deficit..........................................................      (1,885,322)   (2,135,030)
                                                                                    -----------   -----------
            Total stockholders' deficiency.....................................         (25,228)     (287,436)
                                                                                    -----------   -----------
TOTAL..........................................................................     $   532,996   $   176,969
                                                                                    ===========   ===========

                See notes to consolidated financial statements.

ADVANTAGE MARKETING SYSTEMS, INC. (formerly AMS, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995 AND 1994
--------------------------------------------------------------------------------


                                                          1995         1994
                                                       -----------  -----------
REVENUES:
  Programs.....................................        $ 4,382,935  $ 2,564,542
  Promotional material.........................            109,733       82,780
  Other........................................             25,535       30,625
                                                       -----------  -----------

            Total revenues.....................          4,518,203    2,677,947
                                                       -----------  -----------

COSTS AND EXPENSES:
  Programs.....................................          1,094,157      684,128
  Promotional material.........................             92,087       83,964
  Selling......................................          2,201,510    1,289,616
  General and administration...................            857,743      515,158
  Interest expense.............................             22,998       25,075
                                                       -----------  -----------

            Total expenses.....................          4,268,495    2,597,941
                                                       -----------  -----------

NET INCOME.....................................        $   249,708  $    80,006
                                                       ===========  ===========


Weighted average common shares outstanding ....         21,301,441   16,954,848

Net income per common share....................        $      0.01          NIL




                See notes to consolidated financial statements.

ADVANTAGE MARKETING SYSTEMS, INC. (formerly AMS, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED DECEMBER 31, 1995 AND 1994

------------------------------------------------------------------------------------------------------

                                                                                          Total
                                                  Common    Paid-in     Accumulated   Stockholders'
                                        Shares    Stock     Capital       Deficit       Deficiency
                                      ----------  ------  -----------  -------------  --------------
BALANCE,
  DECEMBER 31, 1993................   16,844,787  $1,684   $1,821,763   $(2,215,036)      $(391,589)

Conversion of payables
  into stock.......................       10,737       1        2,146          -              2,147

Issuance of capital stock
  for services received............      110,000      11       21,989          -             22,000

Net income for the year ended
  December 31, 1994................          -        -           -          80,006          80,006
                                      ----------  ------  -----------  ------------       ---------

BALANCE,
  DECEMBER 31, 1994................   16,965,524   1,696    1,845,898    (2,135,030)       (287,436)

Warrants exercised.................       10,000       1        7,499           -             7,500

Issuance of capital stock for cash.       10,000       1        4,999           -             5,000

Net income for the year ended
  December 31, 1995................          -        -           -         249,708         249,708
                                      ----------  ------  -----------  ------------       ---------

BALANCE,
  DECEMBER 31, 1995................   16,985,524  $1,698   $1,858,396   $(1,885,322)      $ (25,228)
                                      ==========  ======  ===========  ============       =========



                See notes to consolidated financial statements.

ADVANTAGE MARKETING SYSTEMS, INC. (formerly AMS, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995 AND 1994

----------------------------------------------------------------------------------------------------------------

                                                                                           1995       1994
                                                                                        ----------  ---------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income....................................................................        $ 249,708   $ 80,006
  Adjustments to reconcile net income to net cash used by operating activities:
      Depreciation and amortization.............................................           43,310     33,403
      Provision for bad debts...................................................              -          884
      Stock issued for services.................................................              -       22,000
      Stock issued for refunds..................................................              -        2,147
      Changes in assets and liabilities which provided (used) cash:
        Receivables and advances................................................            7,293      7,545
        Inventory...............................................................          (50,750)   (28,854)
        Prepaid expenses........................................................            1,859        -
        Prepaid commissions.....................................................              128     24,274
        Accounts payable and accrued expenses...................................          126,545     20,871
        Notes payable to associates.............................................              -      (10,728)
        Interest payable........................................................              -       20,860
        Deferred revenue........................................................          (40,852)   (63,156)
                                                                                        ---------   --------
            Net cash provided by operating activities...........................          337,241    109,252
                                                                                        ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...........................................          (50,105)    (6,689)
  Advances to affiliate.........................................................          (87,684)   (66,026)
  Repayment of advances to affiliate............................................           67,401      9,069
  Purchase of other assets......................................................          (29,173)       -
                                                                                        ---------   --------
            Net cash used for investing activities..............................          (99,561)   (63,646)
                                                                                        ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock........................................           12,500        -
  Loans from stockholders.......................................................           31,963     61,374
  Other loans...................................................................           39,098      3,685
  Bank overdraft................................................................          (46,663)    13,074
  Payment on notes payable - stockholders.......................................         (142,615)   (79,138)
  Payment on notes payable - other..............................................           (7,985)    (4,666)
  Principal payment on capital leases...........................................          (11,891)   (39,935)
                                                                                        ---------   --------
            Net cash used in by financing activities............................         (125,593)   (45,606)
                                                                                        ---------   --------

NET INCREASE IN CASH............................................................          112,087        -

BEGINNING CASH BALANCE..........................................................              -          -
                                                                                        ---------   --------

ENDING CASH BALANCE.............................................................        $ 112,087   $    -
                                                                                        =========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the year for interest........................................        $  27,335   $  4,215

  Noncash financing and investing activities:
    Purchase of property and equipment by entering into capital leases..........          108,219        -

    Reclassify interest payable to notes payable - stockholders.................           51,806        -

    Issuance of common stock for notes and accounts payable.....................              -       89,892

                See notes to consolidated financial statements.

ADVANTAGE MARKETING SYSTEMS, INC. (formerly AMS, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995 AND 1994
--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Business - The Company is engaged in marketing consumer products
   ------------------
   and services. The Company has negotiated marketing agreements with various providers to market nutritional supplements and service contracts through a multi-level sales organization of independent sales associates developed by the Company. The Company also sells supplies and materials to its sales associates.

   Use of Estimates - The preparation of financial statements in conformity with
   ----------------
   generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Revenue Recognition - Program revenue is recognized when products are shipped
   -------------------
   or services are rendered. Sales of training and promotional material to the sales force are recorded as revenue when the goods are shipped.

   Inventory - Inventory consists of consumer product inventory, and training
   ---------
   and promotional material such as video tapes, cassette tapes and paper supplies held for sale to customers and independent sales associates. Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out method.

   Property and Equipment - Property and equipment are recorded at cost or, in
   ----------------------
   the case of leased assets under capital leases, at the fair value of the property and equipment. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets of three to five years. Leased assets under capital leases and leasehold improvements are amortized over the term of the lease.

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for
                                                        --------------
   Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.
   ---------------------------------------------------------------------------
   Effective for fiscal years beginning after December 31, 1995, SFAS 121 establishes accounting standards for impairment of long-lived assets, certain identifiable intangibles and goodwill related to such assets. The Company will adopt SFAS 121 in 1996. Management does not believe this pronouncement will have a material effect on the Company's consolidated financial statements.

   Earnings per Share - Earnings per common share were computed by dividing net
   ------------------
   income or loss by the weighted average number of shares outstanding. Outstanding stock options have been included in primary earnings per share, as the criteria for classification as a common stock equivalent has been met in 1995. The effect of these common stock equivalents on the weighted average number of shares outstanding was an approximate increase in shares of 4,300,000. Warrants have not been considered as their effect is antidilutive. No difference exists between primary and fully dilutive earnings per share.

   Income Taxes - The Company recognizes an asset and liability approach for
   ------------
   accounting for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. A valuation allowance is to be established if it is more likely than not that some portion of the deferred tax asset will not be realized.

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31:

                                                                       1995              1994
                                                                    ----------        ----------
      Office furniture, fixtures, and equipment...............      $  378,287        $  265,504
      Automobile..............................................          54,056             9,184
      Leasehold improvements..................................          22,220            21,552
                                                                    ----------        ----------
                                                                       454,563           296,240
      Accumulated depreciation and amortization...............        (294,766)         (251,457)
                                                                    ----------        ----------
      Total property, net.....................................      $  159,797        $   44,783
                                                                    ==========        ==========

3. NOTES PAYABLE TO STOCKHOLDERS

   The Company has a note payable to its major stockholder and chief executive officer in the amount of $81,929 and $125,775 as of December 31, 1995 and 1994, respectively. This note is due on demand and bears interest at 12%. During 1995, the Company combined interest payable on the note of approximately $52,000 with the principal and began making weekly payments of principal and interest. Also during 1995, the Company received advances of $31,963 and made payments of $127,615 on this payable.

   During 1994, the Company had a note payable to a stockholder in the amount of $15,000, bearing interest at 12%. Terms of the note required eight quarterly payments of principal and interest beginning in the first quarter of 1995.
   In 1995 the note was paid in full.

4. LEASE AGREEMENTS

   During 1995, the Company entered into various capital leases for office related equipment. The lease terms range from 36 to 60 months. Additionally, annual lease rental payments for each lease range from $1,300 to $14,000 per year. The schedule of minimum lease payments below reflects all payments under the leases. The property and equipment accounts include $96,328 for leases that have been capitalized at December 31, 1995. Related accumulated depreciation amounted to $9,941 at December 31, 1995.

   The Company leases office space and transportation equipment under a noncancellable operating lease. Rental commitments are listed below.

   Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms of one year or more at December 31, 1995 are as follows:


                                                          Capital   Operating
    Year ending:                                          Leases     Leases      Total
                                                         ---------  ---------  ---------
    1996........................................         $ 35,151    $ 52,990   $ 88,141
    1997........................................           35,760      54,523     90,283
    1998........................................           35,760      22,984     58,744
    1999........................................           20,014       -         20,014
    2000........................................            2,682       -          2,682
                                                         --------   ---------   --------

    Total minimum lease payments................          129,367    $130,497   $259,864
                                                                     ========   ========
    Less amount representing interest...........          (33,039)
                                                         --------
    Present value of net minimum lease payments.           96,328
    Less current portion........................          (20,679)
                                                         --------
    Long-term capital lease obligations.........         $ 75,649
                                                         ========

    Rental expense under operating leases for the years ended December 31, 1995 and 1994 was $55,476 and, $57,458, respectively.

5.  STOCKHOLDERS' EQUITY

    Common Stock - During 1994, $2,147 of accounts payable were settled by the
    ------------
    Company through the issuance of 10,737 shares of its common stock with an estimated fair value as of the date of settlement which equaled the liability. No gain or loss was recorded as a result of this transaction.

    During 1994, the Company issued 60,000 shares of its common stock to a consultant for services rendered and 50,000 shares of stock for services performed by individuals primarily involved in marketing the Company's programs. A charge of $22,000, the estimated fair value of the shares at the date of issuance, was recorded as selling expense.

    The Company plans to effect a public offering of common stock in 1996. See discussion of this offering at Proposed Redemption and Offerings below.
                                   ---------------------------------

    Common Stock Options - The Company has issued options in 1995 and 1994
    --------------------
    primarily for services rendered. The exercise price of these options was equal to or in excess of the fair market value of the common stock at the date of grant.

    During 1995, the Company issued various options at exercise prices ranging from $0.25 per share to $0.81 per share. Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. Various options are subject to certain requirements including vesting limits, employment requirements, and future events. The majority of options granted to officers of the Company contain no conditional terms other than the period of exercise.

    During 1994, the Company issued options on 272,864 shares of the Company's common stock at exercise prices ranging from $.27 to $.35 per share. These options are exercisable at any time through December 31, 1999 so long as the individual is continuing to provide services to the Company at the date of exercise. The options vest at 20% per year. The vested options are not subject to a continuing employment requirement.

    The following table summarizes the Company's stock option activity for the years ended December 31, 1995 and 1994:

                                                        Exercise               Exercise
                                              1995       Price       1994       Price
                                           ----------  ----------  ---------  ----------
    Options outstanding
      at beginning of year...........       2,802,865  $.20 - .27  2,530,000  $      .20

    Options granted
      during the year:                      5,653,000         .25          -           -
                                              355,548         .27    230,000         .27
                                                                      42,864         .35
                                            2,420,000         .45          -           -
                                            1,000,000         .62          -           -
                                               90,000         .81          -           -
                                           ----------              ---------
                                            9,561,412                272,864
                                           ----------              ---------
    Options outstanding
      at end of year.................      12,321,412  $.20 - .81  2,802,864  $.20 - .35
                                           ==========              =========

    The Company has filed a registration statement with the Securities and Exchange Commission to register common stock to be issued in association with a planned redemption of outstanding warrants and distribution of common stock rights. See discussion at Proposed Redemption and Offerings below.
                                    ---------------------------------

   Common Stock Warrants - The following table summarizes the Company's common
   ---------------------
   stock warrants activity for the years ended December 31, 1995 and 1994. The Company plans to redeem all Class A and Class B Warrants in 1996. See discussion of the planned redemption at Proposed Redemption and Offerings
                                           ---------------------------------
   below.


                                                     Warrants
                                                      Issued/              Exercise           Exercise
December 31, 1995:                                  Outstanding              Price             Period
                                                -------------------     --------------    ------------------
 Class A Warrants at beginning of year               4,206,876                 $ .75       4/26/89 - 7/26/96

 Class A Warrants exercised during the year            (10,000)                $ .75
                                                   -----------
 Class A Warrants at end of year                     4,196,876
                                                   ===========
 Class B Warrants                                    4,206,876                 $1.00      4/26/89 - 7/26/97
                                                   ===========

      During 1995, Class A and B warrants exercise periods extended by one year to 1996 and 1997, respectively, by Board of Director approval.

December 31, 1994:

 Class A Warrants                                    4,206,876                $ .75      4/26/89 - 7/26/95
                                                   ===========
 Class B Warrants                                    4,206,876                $1.00      4/26/89 - 7/26/96
                                                   ===========

      During 1994, Class A and B warrants exercise periods extended by one year to 1995 and 1996, respectively, by Board of Director approval.

   Each warrant entitles the holder to purchase one share of common stock. The Company may redeem the warrants at any time at a price of $.0001 per warrant.

   Proposed Redemption and Offerings - The Company has filed a registration
   ---------------------------------
   statement with the Securities and Exchange Commission to redeem the outstanding Class A and Class B Warrants at the redemption price noted above. In connection with the redemption, the Company will offer to reduce the exercise price of Class B Warrants and will offer upon exercise of each Class A and Class B Warrant one share of common stock plus one new 1996-A Warrant. Each 1996-A Warrant will be exercisable at any time 90 days after the date of the associated prospectus and on or before June 30, 1998 to purchase one share of common stock at $1.50 per share. The proposed redemption will be limited to a specific period after the declaration of effectiveness of the related registration statement filed by the Company with the Securities and Exchange Commission.

   In addition, the registration statement includes the Company's intention to distribute nontransferable rights to purchase a unit consisting of one share of common stock and one new 1996-A Warrant to existing shareholders of record. The rights will be offered at no cost and will allow shareholders of record to purchase one unit for every previous common share held. In connection with these offerings, the Company has incurred certain direct costs consisting primarily of legal, accounting and filing fees. These costs totaled approximately $53,000 at December 31, 1995, and are included in other assets in the Company's financial statements. The rights exercise period will be limited to a specific time period after the declaration of effectiveness of the related registration statement filed by the Company with the Securities and Exchange Commission.

   Also, the Company has signed a letter of intent with an underwriter to effect a public offering of additional common stock in 1996. The Company plans to coordinate the offering with the notification to redeem outstanding warrants and distribute rights mentioned above. The agreement between the Company and the underwriter includes a provision requiring the Company to grant various options and sell various warrants to the underwriters.

6. STOCK OPTION PLAN

   During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for granting consist of (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and (iv) incentive stock options with stock appreciation rights attached. Shares of stock covered by this Plan shall consist of 9,000,000 shares of the common stock, $.0001 par value, of the Company. The Plan limits participation to employees, independent contractors, and consultants. Nonemployee director are excluded from Plan participation. The option price for shares of stock subject to this Plan are set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options shall be exercisable within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair market value of the stock at date of exercise. The value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock options originally granted. Options can only be exercised in tandem, and can only be exercised when a positive spread exists between the fair market value and exercise price. No options under this Plan have been granted or exercised as of December 31, 1995.

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-
                                                        --------------------
   Based Compensation, effective for fiscal years beginning after December 15,
   ------------------
   1995. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, compensation costs to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

7. DEFERRED REVENUE

   During 1994, the Company received advance annual payments for certain program memberships. Receipts representing payment for future months' programs services are deferred and recognized over the twelve month period covered by the membership. Prepaid commissions represent commissions paid on these memberships and are amortized over the twelve-month period covered by the memberships. There were no deferred revenues received or recorded during 1995.

8. RELATED PARTIES

   During 1995 and 1994, the Company received approximately $16,415 and $71,713 from Pre-Paid Legal Services, Inc., a stockholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal Services, Inc. At December 31, 1995 and 1994, $-0- and $5,603, respectively, has been recorded as deferred revenue in the accompanying balance sheet.

   The Company makes advances to an affiliate, the John Hail Insurance Agency, which is owned by the chief executive officer and major stockholder of the Company. These advances have no specific repayment terms. Total advances to the affiliate were $87,684 and $66,026 in 1995 and 1994 and repayments received were $67,401 and $9,069 in 1995 and 1994, respectively. The amount receivable from the affiliate at December 31, 1995 and 1994 was $51,963 and $31,680, respectively. Revenue from the affiliate in 1995 and 1994 included $12,000 earned for providing administrative services for each of the two years.

   Certain stockholders receive commissions on revenue of the Company. Such commissions are recognized as compensation to the stockholders and are included in selling expense.

9. INCOME TAXES

   Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes primarily for depreciation and prepaid commissions, and (b) operating loss and tax credit carryforwards.

   A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the years ended December 31, 1995 and 1994 is as follows:


                                                     1995              1994
                                                    ------            ------
     Statutory Federal income tax rate.........      34.0%             34.0%
     Benefit of graduated tax rates............      (2.2)            (15.3)
     Benefit of operating loss carryforwards...     (31.8)            (18.7)
                                                    ------            ------

     Effective income tax rate.................       0.0%              0.0%
                                                    =====              ====

 Deferred tax liabilities and assets at December 31, 1995 and 1994 are comprised of the following:

                                                                      December 31,
                                                                 --------------------------
                                                                   1995              1994
                                                                 ---------        ---------
     Deferred tax liabilities:
       Commissions advanced.............................         $       -        $  (4,500)
       Depreciation and amortization....................                 -                -
                                                                 ---------        ---------
              Total deferred tax liabilities............                 -           (4,500)
                                                                 ---------        ---------

     Deferred tax assets:
       Depreciation and amortization....................             3,900            1,000
       Net operating loss carryforward..................           566,400          690,000
                                                                 ---------        ---------
              Total deferred tax assets.................           570,300          691,000
       Valuation allowance for deferred tax assets......          (570,300)        (686,500)
                                                                 ---------        ---------
              Total net deferred tax assets.............                 -            4,500
                                                                 ---------        ---------
       Net deferred taxes...............................         $       -        $       -
                                                                 =========        =========


     The Company has net operating loss carryforwards for income tax purposes at December 31, 1995 totaling approximately $1,780,000, which will begin to expire in 2003. Management has determined that it is not more likely than not that the Company will be able to realize the tax benefits from the net operating loss carryforwards.

10.  COMMISSION ADVANCES TO RELATED PARTIES - NONCURRENT

     Noncurrent commission advances represent advances to certain individuals and are repayable from future commissions earned by the individuals. These advances do not bear interest and are not expected to be repaid in 1995. In 1994, the amounts advanced include approximately $9,600 and $4,700 advanced to a director and an officer, respectively.

                                  * * * * * *

                                 EXHIBIT INDEX

EXHIBIT
  NO.         DESCRIPTION                            SEQUENTIALLY NUMBERED PAGE
-------       -----------------------                --------------------------
 2.1             Agreement and Plan of                 Incorporated herein by
                 Reorganization dated                  reference to Exhibit No. 2.1
                 May 1, 1989, between                  to Registrant's Form 8-K
                 Pacific Coast                         dated May 19, 1989.
                 International, Inc.,
                 Advantage Marketing
                 Systems, Inc. and the
                 stockholders of
                 Advantage Marketing
                 Systems, Inc.

 2.2             Agreement and Plan of                 Incorporated herein by
                 Merger between AMS,                   reference to Exhibit No. 2.1
                 Inc. and Advantage                    to Registrant's Form 8-K
                 Marketing Systems,                    dated December 11, 1995.
                 Inc.


 2.3             Certificate of Merger                 Incorporated herein by
                 of Advantage Marketing                reference to Exhibit No. 2.2
                 Systems, Inc. (A                      to Registrant's Form 8-K
                 Delaware Corporation)                 dated December 11, 1995
                 with and into Advantage
                 Marketing Systems, Inc.
                 (An Oklahoma Corporation)

 3.1             Amended and Restated                  Incorporated herein by
                 Certificate of Incorporation          reference to Exhibit 3.1 to
                 of the Registrant.                    Registrant's Form SB-2
                                                       Registration Statement (No.
                                                       33-80629).

 3.2             Bylaws of the Registrant.             Incorporated herein by
                                                       reference to Exhibit 3.2 to
                                                       Registrant's Form SB-2
                                                       Registration Statement (No.
                                                       33-80629).

 4.1             Warrant Agreement and Amendments      Incorporated herein by
                 Between the Registrant and the        reference to Exhibits 4.6 through
                 Warrant Agent.                        4.12 to Registrant's Form SB-2
                                                       Registration Statement (No.
                                                       33-80629) as filed with the
                                                       Commission on December 18, 1995
                                                       and Amendment No. 1 thereto as
                                                       filed with the Commission on July 1,
                                                       1996.

 4.2             Form of Class A Common Stock          Incorporated herein by reference
                 Purchase Warrant Certificate.         Exhibit 4.2 of Amendment No. 1
                                                       to Form SB-2 Registration Statement
                                                       (No.33-80629) as filed with the
                                                       Commission on July 1, 1996.

 4.3             Form of Class B Common Stock          Incorporated herein by reference
                 Purchase Warrant Certificate.         to Exhibit 4.3 of Registrant's
                                                       Amendment No. 1 to Form SB-2
                                                       Registration Statement (No.
                                                       33-80629) as filed with the
                                                       Commission on July 1, 1996.

 10.1            Lease of Registrant's                 Incorporated herein by
                 corporate offices.                    reference to Exhibit 10.1 to
                                                       Registrant's Form 10-KSB for
                                                       the year ending December 31,
                                                       1993.

 10.2            Lease of computer                     Incorporated herein by
                 equipment.                            reference to Exhibit 10.2 to
                                                       Registrant's Form 10-K for
                                                       the year ending December 31,
                                                       1989.

 10.3            Legal services agreement              Incorporated herein by
                 with Pre-Paid Legal                   reference to Exhibit 10.3 to
                 Services, Inc.                        Registrant's Form 10-K for
                                                       the year ending December 31,
                                                       1989.

 10.4            Group Contract with                   Incorporated herein by
                 Consumer Benefit                      reference to Exhibit 10.4 to
                 Services, Inc.                        Registrant's Form 10-K for
                                                       the year ending December 31,
                                                       1989.

 10.5            Distributor Agreement                 Incorporated herein by
                 with ToppMed, Inc.                    reference to Exhibit 10.5 to
                                                       Registrant's Form 10-K for
                                                       the year ending December 31,
                                                       1989.

 10.6            Letter of Intent with                 Incorporated herein by
                 CUC International.                    reference to Exhibit 10.6 to
                                                       Registrant's Form 10-K for
                                                       the year ending December 31,
                                                       1989.

 10.7            Letter Agreement with                 Incorporated herein by
                 Coupon Exchange Club.                 reference to Exhibit 10.7 to
                                                       Registrant's Form 10-K for the year
                                                       ending December 31,
                                                       1989.

 10.8            Agreement Number 1 with               Incorporated herein by
                 TMS, Inc.                             reference to Exhibit 10.8 to
                                                       Registrant's Form 10-K for
                                                       the year ending December 31,
                                                       1989.

 10.9            Agreement Number 2 with               Incorporated herein by
                 TMS, Inc.                             reference to Exhibit 10.9 to
                                                       Registrant's Form 10-K for
                                                       the year ending December 31,
                                                       1989.

 10.10           Agreement with                        Incorporated herein by
                 Innovative Benefits,                  reference to Exhibit 10.10 to
                                                       Registrant's Form 10-K for the year
                                                       ending December 31, 1990.

 10.11           Agreement with Mr. Jim                Incorporated herein by
                 Gabler.                               reference to Exhibit 10.11
                                                       to Registrant's Form 10-K
                                                       for the year ending December
                                                       31, 1990.

 10.12           Agreement with Health                 Incorporated herein by
                 Management Systems, Inc.              reference to Exhibit 10.12
                                                       to Registrant's Form 10-K
                                                       for the year ending December
                                                       31, 1990.

 10.13           Agreement with Consumer's             Incorporated herein by
                 Choice Association                    reference to Exhibit 10.13
                                                       to Registrant's Form 10-K
                                                       for the year ending December
                                                       31, 1991.

 10.14           Agreement with Innovative             Incorporated herein by
                 Benefits, Inc.                        reference to Exhibit 10.14
                                                       to Registrant's Form 10-K
                                                       for the year ending December
                                                       31, 1991.

 10.15           Secondary Public offering             062
                 Letter of Intent

 22              List of Subsidiaries of               Incorporated herein by
                 the Registrant.                       reference to Exhibit 22 to
                                                       Registrant's Form 10-K for
                                                       the year ending December 31, 1989.