Form 10QSB/A
period 1996-09-30
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 1997-01-13
CIK 841866

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

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                         Commission File Number
September 30, 1996                                                 33-25701
------------------                                        ----------------------


                       ADVANTAGE MARKETING SYSTEMS, INC.
                       ---------------------------------
          (Exact Name of Registrant as Specified in its Charter)

          Oklahoma                                            33-0296193
-------------------------------                     ----------------------------
(State or Other Jurisdiction of                     (IRS Employer Identification
Incorporation or Organization)                                  Number)

    2601 N.W. Expressway, Suite 1210W, Oklahoma City, Oklahoma   73112
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

             Yes      X             No
                  ---------             ---------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                          2,143,191
------------------------------               -----------------------------------
Title of Class                               Number of Shares outstanding at
                                             September 30, 1996 (retroactively
                                             restated for a reverse stock split)


Exhibit Index appears on page  14 .
                              ----

                       ADVANTAGE MARKETING SYSTEMS, INC.
--------------------------------------------------------------------------------

                       QUARTERLY REPORT ON FORM 10-QSB/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                    ----------------------------------------


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


Part  II -  Other Information                                          14

ADVANTAGE MARKETING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS, SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
(UNAUDITED)
-------------------------------------------------------------------------------

                                                        SEPT. 30,    DEC. 31,
ASSETS                                                    1996        1995
------
CURRENT ASSETS:
Cash                                                   $   117,965  $   112,087
Receivables - net of allowance
  of $25,804 and $27,434                                    12,774       18,299
Receivable from affiliate                                        -       51,963
Inventory                                                  305,804       98,621
Prepaid expenses                                            18,257        2,371
                                                       -----------  -----------
Total current assets                                       454,800      283,341

COMMISSION ADVANCES TO RELATED PARTIES - NONCURRENT         29,481           65
RECEIVABLES - NONCURRENT                                    18,742       22,620
RECEIVABLE FROM AFFILIATE                                   70,923            -

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $326,002 and $280,606                    176,932      159,797

GOODWILL                                                   113,488            -

COVENANT NOT TO COMPETE                                     55,556            -

DEFERRED TAXES                                             443,149            -

OTHER ASSETS                                               141,662       67,173
                                                       -----------  -----------
TOTAL ASSETS                                           $ 1,504,733  $   532,996
                                                       ===========  ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)
-----------------------------------------------
CURRENT LIABILITIES:
Accounts payable                                       $   206,634  $    91,949
Accrued expenses                                           276,379      151,654
Accrued promotion expense                                   56,862       99,424
Notes payable:
 Stockholder                                                17,658       81,929
 Other                                                       9,401        8,440
Current obligations under capital lease                     25,032       20,679
                                                       -----------  -----------
Total current liabilities                                  591,966      454,075

LONG-TERM LIABILITIES:
 Notes payable - other                                      23,880       28,500
 Capital lease                                              61,812       75,649
                                                       -----------  -----------
Total long-term liabilities                                 85,692      104,149
                                                       -----------  -----------
TOTAL LIABILITIES                                          677,658      558,224
                                                       -----------  -----------

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock - $.0001 par value;
  authorized 5,000,000 shares; none issued                       -            -
Common stock - $.0001 par value; authorized
  495,000,000 shares; 2,143,191 and 2,123,191
  shares issued and outstanding, respectively                  214          212
Paid-in capital                                          1,981,380    1,859,882
Accumulated deficit                                     (1,154,519)  (1,885,322)
                                                       -----------  -----------
Total stockholders' equity (deficiency)                    827,075      (25,228)
                                                       -----------  -----------
TOTAL                                                  $ 1,504,733  $   532,996
                                                       ===========  ===========

See notes to financial statements.

ADVANTAGE MARKETING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------


                                 Three Months Ended      Nine Months Ended
                                      Sept. 30,              Sept. 30,
                                   1996       1995        1996       1995

REVENUE:
Sale of programs                $1,515,154 $1,307,355  $4,186,404 $3,155,934
Sale of promotional material       108,701     38,348     234,735     88,893
Other                               21,227      8,582      37,471     17,797
                                ---------- ----------  ---------- ----------
Total                            1,645,082  1,354,285   4,458,610  3,262,624
                                ---------- ----------  ---------- ----------

EXPENSES:
Cost of programs                   334,189    375,534     968,635    906,935
Cost of promotional material        64,458     27,062     142,610     69,395
Selling                            819,273    628,196   2,235,879  1,495,084
Interest expense                     5,574      8,124      19,422     20,335
General and administrative         315,573    241,452     804,410    593,273
                                ---------- ----------  ---------- ----------
Total                            1,539,067  1,280,368   4,170,956  3,085,022
                                ---------- ----------  ---------- ----------

INCOME BEFORE TAXES                106,015     73,917     287,654    177,602

TAX BENEFIT                        443,149        -       443,149        -
                                ---------- ----------  ---------- ----------

NET INCOME                      $  549,164 $   73,917  $  730,803 $  177,602
                                ========== ==========  ========== ==========

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES (thousands)        3,176      2,121       3,176      2,121

NET INCOME PER
 COMMON SHARE                       $  .17     $  .03      $  .23     $  .08
                                    ------     ------      ------     ------

See notes to financial statements.

ADVANTAGE MARKETING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
(UNAUDITED)
--------------------------------------------------------------------------------

                                                          SEPT. 30,   SEPT. 30,
                                                            1996        1995

CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                $ 730,803   $ 177,602
Adjustments to reconcile net profit to net
  cash provided (used) by operating activities:
  Depreciation and amortization                              53,955      29,149
  Write off deferred offering costs                          15,000           -
Changes in assets and liabilities
  which provided (used) cash:
      Receivables, advances and prepaids                    (35,899)      1,204
      Inventory                                            (207,183)    (11,000)
      Deferred taxes                                       (443,149)          -
      Other assets                                                      (18,082)
      Checks outstanding                                          -     (46,663)
      Accounts payable and accrued
        expenses                                            196,848     106,861
                                                          ---------   ---------
  Net cash provided by operating activities                 310,375     239,071
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                          (62,531)     (4,072)
Advances to affiliate                                       (22,000)          -
Repayment of advances to affiliate                            3,040           -
Purchase of Miracle Mountain International, Inc.            (56,103)          -
                                                          ---------   ---------
Net cash used by investing activities                      (137,594)     (4,072)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from stockholders                                           -      46,244
Payment of deferred offering costs                          (89,489)          -
Payment on capital leases                                    (9,484)     (9,050)
Payment on notes payable                                     (3,659)     (2,088)
Payment on notes payable - stockholders                     (64,271)   (111,150)
                                                          ---------   ---------
Net cash provided (used) by financing activities           (166,903)    (76,044)
                                                          ---------   ---------

NET INCREASE IN CASH                                          5,878     158,955

BEGINNING CASH BALANCE                                      112,087           -
                                                          ---------   ---------

ENDING CASH BALANCE                                       $ 117,965   $ 158,955
                                                          =========   =========

Reclassify interest payable to notes payable -
  stockholders                                            $   -       $  51,806
                                                          =========   =========

Property and equipment acquired by capital lease          $   -       $  91,263
                                                          =========   =========

Fair value of capital stock issued to purchase
  Miracle Mountain International, Inc.                    $ 120,000   $   -
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

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the fiscal year ending December 31, 1996. See Note 6 regarding reverse stock split.

2.  MIRACLE MOUNTAIN INTERNATIONAL, INC.

Pursuant to a stock purchase agreement having an effective date of May 31, 1996 (the "Purchase Agreement"), the Company acquired all of the issued and outstanding capital stock of Miracle Mountain International, Inc., a Colorado corporation ("MMI"), and MMI became a wholly-owned subsidiary of the Company (the "MMI Acquisition"). The acquisition was accounted for under the purchase method of accounting. MMI is a multi-level marketer of various third-party manufactured nutritional supplement products. Pursuant to the Purchase Agreement and in connection with the MMI Acquisition, the Company issued and delivered to the shareholders of MMI 20,000 shares of common stock. In addition, the Company agreed to issue and deliver an additional 5,000 shares of common stock to the shareholders of MMI on or before February 15, 1997, pending determination of certain liabilities.

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

The Company's deferred tax assets relate primarily to net operating loss carryforwards for income tax purposes at September 30, 1996 totaling approximately $1,384,841, which will begin to expire in 2003. Elimination of the valuation allowance results in a deferred tax asset at September 30, 1996, of $443,149 and a corresponding tax benefit for the quarter ending September 30, 1996.

4.  RECEIVABLE FROM AFFILIATE

The Company made non-interest bearing advances to the John Hail Agency, Inc. ("JHA"), a company of which the Company's Chief Executive Officer and major shareholder is the sole director and shareholder, of $22,000, and $87,684 during the nine months ended September 30, 1996, and the year ended December 31, 1995, respectively. During the nine months ended September 30, 1996, JHA made repayments of $3,040. JHA made repayments of these advances of $67,401 during the year ended December 31, 1995. Furthermore, effective June 30, 1996, the Company adopted a policy to not make any further advances to JHA, and JHA executed a promissory note payable to the Company in the principal amount of $73,964 bearing interest at eight percent per annum and payable in 60 installments of $1,499 per month.

5.  OTHER ASSETS

Other assets consists primarily of the direct incremental costs, mainly legal, accounting and filing fees, associated with a registration statement filed by the Company with the Securities and Exchange Commission. These deferred offering costs totalled approximately $138,000 at September 30, 1996. Pursuant to this registration statement the Company intends to redeem its outstanding Class A and Class B Warrants and distribute nontransferable rights to purchase a unit consisting of one share of common stock and one new 1996-A warrant to existing shareholders of record. The proposed redemption and rights exercise periods will be limited to specific time periods after the declaration of effectiveness of said registration statement. During the quarter ended September 30, 1996, the Company wrote off $15,000 of these costs which it determined no longer had value.

6.  SUBSEQUENT EVENTS

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Company had a deficit working capital of approximately $137,166 at September 30, 1996, as compared to a deficit of approximately $170,700 at December 31, 1995. Of this $137,166 deficit, approximately $17,658 represents amounts owed to the Company's chief executive officer and major stockholder which is classified as a current liability, however, the Company makes payments on this loan only when there is sufficient working capital. Management believes that cash flows from operations will be sufficient to fund its working capital needs over the next twelve months. During the nine months ended September 30, 1996, net cash provided by operating activities was $310,375 of which $137,594 was used in investing activities, and $166,903 was used in financing activities (consisting primarily of repayments to the Company's Chief Executive Officer and major stockholder and payment of deferred offering costs). The Company had a net increase in cash during this period of $5,878. The Company's working capital needs over the next twelve months consist primarily of administrative and operating overhead. For the three months ended September 30, 1996, the Company's administrative and operating overhead averaged approximately $100,000 per month. The Company anticipates that this level of administrative and operating overhead will continue over the next twelve months.

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

The Company made non-interest bearing advances to the John Hail Agency, Inc. ("JHA"), a company of which the Company's Chief Executive Officer and major shareholder is the sole director and shareholder, of $22,000, and $87,684 during the nine months ended September 30, 1996, and the year ended December 31, 1995, respectively. During the nine months ended September 30, 1996, JHA has made repayments of $3,040. JHA has made repayments of these advances of $67,401 during the year ended December 31, 1995. Furthermore, effective June 30, 1996, the Company adopted a policy to not make any further advances to JHA, and JHA executed a promissory note payable to the Company in the principal amount of $73,964 bearing interest at eight percent per annum and payable in 60 installments of $1,499 per month.

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

The Company is attempting to raise funds through the simultaneous sale of Units pursuant to the exercise of Public Warrants and Rights. The Company has filed a registration statement with the Securities and Exchange Commission to redeem the outstanding Class A and Class B Warrants at $.0008 per warrant. In connection with the redemption, the Company will offer to temporarily reduce the exercise price of Class B Warrants to $6.00 and will offer upon exercise of each Class A and Class B Warrant one share of common stock plus one new 1996-A Warrant. Each 1996-A Warrant will be exercisable at $12.00 per share at any time 90 days after the date of the associated prospectus and on or before January 31, 1999 to purchase one share of common stock. The proposed redemption will be limited to a specific time period after the declaration of effectiveness of the related registration statement filed by the Company with the Securities and Exchange Commission.

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

In connection with these offerings the Company has incurred certain direct costs consisting primarily of legal, accounting and filing fees. These deferred offering costs totalled approximately $138,000 and $53,000 at September 30, 1996, and December 31, 1995, respectively, and are reflected in the Company's financial statements under the caption "Other Assets". During the quarter ended September 30, 1996, the Company wrote off $15,000 of these costs which it determined no longer had value.

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

Pursuant to a stock purchase agreement having an effective date of May 31, 1996 (the "Purchase Agreement"), the Company acquired all of the issued and outstanding capital stock of Miracle Mountain International, Inc., a Colorado corporation ("MMI"), and MMI became a wholly-owned subsidiary of the Company (the "MMI Acquisition"). The acquisition was accounted for under the purchase method of accounting. MMI is a multi-level marketer of various third-party manufactured nutritional supplement products. Pursuant to the Purchase Agreement and in connection with the MMI Acquisition, the Company issued and delivered to the shareholders of MMI

20,000 shares of common stock. In addition, the Company agreed to issue and deliver an additional 5,000 shares of common stock to the shareholders of MMI on or before February 15, 1997, pending determination of certain liabilities.

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

General and administrative expenses increased $211,137 (a 35.6 percent increase) to $804,410 during 1996 from $593,273 during 1995. This increase was attributable to the Company's administrative infra-structure necessary to support increased levels of sales. The Company expanded its administrative infra-structure by hiring seven additional employees. Consequently, payroll and employee costs increased by $184,055 during 1996 as the Company increased its number of employees from ten to 17. Interest expense during 1996 decreased $913 (a 4.5 percent decrease) to $19,422 from $20,335 during 1995.

Income before taxes increased $110,052 (a 62.0 percent increase) to $287,654 during 1996 from $177,602 during 1995. Income before taxes as a percentage of total revenue increased from 5.4 percent during 1995 to 6.5 percent during 1996.

Net income increased $553,201 (a 311.5 percent increase) to $730,803 during 1996 from $177,602 during 1995. Net income as a percentage of total revenue increased from 5.4 percent during 1995 to 16.4 percent during 1996. This increase was primarily the result of the Company recording the tax benefits of its net operating loss carryforwards for income tax purposes at September 30, 1996. The Company has net operating loss carryforwards for income tax purposes at September 30, 1996 totaling approximately $1,384,841, which will begin to expire in 2003. The valuation allowance recorded at December 31, 1995 was reversed at September 30, 1996 as management has concluded that it is more likely than not that a tax benefit will be realized from the related deferred tax assets.


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

General and administrative expenses increased $74,121 (a 30.7 percent increase) to $315,573 during 1996 from $241,452 during 1995. This increase was attributable to the Company's administrative infra-structure necessary to support increased levels of sales. The Company expanded its administrative infra-structure by hiring seven additional employees. Consequently, payroll and employee costs increased by $35,839 during 1996 as the Company increased its number of employees from ten to 17. Interest expense during 1996 decreased $2,550 (a 31.4 percent decrease) to $5,574 from $8,124 during 1995.

Income before taxes increased $32,098 (a 43.4 percent increase) to $106,015 during 1996 from $73,917 during 1995. Income before taxes as a percentage of total revenue increased from 5.5 percent during 1995 to 6.4 percent during 1996.

Net income increased $475,247 (a 642.9 percent increase) to $549,164 during 1996 from $73,917 during 1995. Net income as a percentage of total revenue increased from 5.5 percent during 1995 to 33.4 percent during 1996. This increase was primarily the result of the Company recording the tax benefits of its net operating loss carryforwards for income tax purposes at September 30, 1996. The Company has net operating loss carryforwards for income tax purposes at September 30, 1996 totaling approximately $1,384,841, which will begin to expire in 2003. The valuation allowance recorded at December 31, 1995 was reversed at September 30, 1996 as management has concluded that it is more likely than not that a tax benefit will be realized from the related deferred tax assets.

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



Date: January 13, 1997                  By:  /s/ John W. Hail
     -------------------                    ---------------------------------
                                            John Hail
                                            Chief Executive Officer



Date: January 13, 1997                  By:  /s/ Roger P. Baresel
     -------------------                    ---------------------------------
                                            Roger P. Baresel
                                            Chief Financial Officer