Form 10KSB
period 1996-12-31
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 1997-04-15
CIK 841866

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                  FORM 10-KSB


 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934 [FEE REQUIRED]
                    For fiscal year ended December 31, 1996

                                       OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from _____ to _____.

                        Commission File Number: 33-80629

                       Advantage Marketing Systems, Inc.
             (Exact Name of Registrant as Specified in its Charter)

                    Oklahoma                               73-1323256
          (State or other Jurisdiction of                 (IRS Employer
           Incorporation or Organization)              Identification No.)

      2601 N.W. Expressway, Suite 1210W, Oklahoma City, Oklahoma      73112
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

                               Yes  X     No ___
                                   ---

The aggregate market value of the registrant's Common Stock, $.0001 par value, held by non-affiliates of the registrant as of March 31, 1997, was $13,292,075 based on the closing bid price on that date as reported by the National Daily Quotation Bureau, Inc. As of March 31, 1997, 2,481,237 shares of the registrant's Common Stock, $.0001 par value, were outstanding.

                       ADVANTAGE MARKETING SYSTEMS, INC.
                                  FORM 10-KSB
                  For the Fiscal Year Ended December 31, 1996

                               TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I
------
 Item  1.  Business.............................................................................    3

 Item  2.  Properties...........................................................................    9

 Item  3.  Legal Proceedings....................................................................   10

 Item  4.  Submission of Matters to a Vote of Security Holders..................................   10

PART II
-------
 Item  5.  Market for the Company's Common Equity and Related Stockholder Matters...............   10

 Item  6.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations........................................   12

 Item  7.  Financial Statements and Supplementary Data..........................................   17

 Item  8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure...............................................   17

PART III
--------
 Item  9.  Directors and Executive Officers of the Registrant...................................   17

 Item 10.  Executive Compensation...............................................................   18

 Item 11.  Security Ownership of Certain Beneficial Owners and Management.......................   22

 Item 12.  Certain Relationships and Related Transactions.......................................   23

PART IV
-------
 Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................   25

SIGNATURES......................................................................................   27

SUPPLEMENTAL INFORMATION........................................................................   28

                                     PART I

ITEM 1.   BUSINESS.
          --------

The Company
-----------

     Advantage Marketing Systems, Inc., an Oklahoma corporation (the "Company"), was organized in 1988 under the name AMS, Inc. and since that time has been a marketer of consumer oriented services and products which are packaged together in special programs and sold to independent sales associates who use the products and services themselves and also sell them to others. The programs consist of various services which provide savings on items such as merchandise, groceries and travel, and legal benefits furnished by certain third party providers as well as nutritional supplements, cosmetics and skin care products. These programs represent the Company's one main class of products and services and account for over 94 percent of its revenues.

     The Company's executive offices are located at 2601 Northwest Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112-7293 with a telephone number of (405) 842-0131.

Background
----------

     Exchange. Pursuant to an Agreement and Plan of Reorganization, dated May 1, 1989, the shareholders of the Company exchanged their common stock for 800,807 shares of the common stock of Pacific Coast International, Inc., a Delaware corporation (the "Exchange"). Prior to the Exchange, the trade or business activities of Pacific Coast International, Inc. had been limited to those activities associated with a public offering of its securities and investigation of corporate acquisition alternatives as a "blank check" company. Upon consummation of the Exchange, (i) the officers and directors of the Company assumed management of Pacific Coast International, Inc., (ii) the Company became a wholly owned subsidiary of Pacific Coast International, Inc., (iii) the Company changed its name from AMS, Inc. to Advantage Marketing Systems, Inc., and (iv) Pacific Coast International, Inc. changed its name to Advantage Marketing Systems, Inc. The Exchange was accounted for as a reverse acquisition of the Company.

     Initial Issuance of Public Warrants. Prior to the Exchange, Advantage Marketing Systems, Inc. (formerly Pacific Coast International, Inc. and parent of the Company) sold, in a public offering, 225,860 shares of Common Stock, Class A Common Stock Purchase Warrants (the "Class A Warrants") and Class B Common Stock Purchase Warrants (the "Class B Warrants") in units, each unit consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant. The net proceeds from this offering were approximately $838,290. Furthermore, in conjunction with such offering, the holders of 300,000 Class A Warrants and Class B Warrants sold such Public Warrants. As of December 31, 1996, there were 524,360 outstanding Class A Warrants and 525,860 outstanding Class B Warrants (collectively, the "Public Warrants"), all of which were issued in connection with the initial public offering of Pacific Coast International, Inc. that was completed in 1989. Pursuant to an amendment of the Warrant Agreement, the period of exercise of the Class A Warrants and the Class B Warrants was extended to July 26, 1997. Each Class A Warrant and Class B Warrant entitled the holder thereof to purchase one share of Common Stock at an exercise price of $6.00 and $8.00, respectively, without giving effect to the Warrant Modification Offer.

     Merger Reincorporation. Effective December 11, 1995, Advantage Marketing Systems, Inc., the parent of the Company (formerly Pacific Coast International, Inc.), merged with the Company pursuant to an Agreement and Plan of Merger (the "Merger"), and the Company was the surviving corporation. As a result of the Merger, Advantage Marketing Systems, Inc., the parent of the Company (formerly Pacific Coast International, Inc.) ceased to exist, and the Company succeeded to all of its rights, privileges, powers, franchises, obligations, assets and properties. Prior to the Merger, Advantage Marketing Systems, Inc. did not conduct any operations, all operations were conducted by the Company, and its parent only served as a holding company of the Company. The Merger was accounted for as a reorganization of entities under common control and was recorded at historical cost. All references to the Company include its former parent, Advantage Marketing Systems, Inc., unless otherwise indicated.

       MMI Acquisition.  Pursuant to a Stock Purchase Agreement having an
       ---------------
effective date of May 31, 1996 (the

"Purchase Agreement"), the Company acquired all of the issued and outstanding capital stock of Miracle Mountain International, Inc., a Colorado corporation ("MMI"), and MMI became a wholly-owned subsidiary of the Company (the "MMI Acquisition"). The MMI Acquisition was accounted for under the purchase method of accounting. MMI is a multi-level marketer of various third-party manufactured nutritional supplement products. Pursuant to the Purchase Agreement and in connection with the MMI Acquisition, the Company issued and delivered to the shareholders of MMI 20,000 shares of Common Stock.

       CII Acquisition. Pursuant to a Stock Purchase Agreement having an effective date of January 31, 1997 (the "Purchase Agreement"), the Company acquired all of the issued and outstanding capital stock of Chambre International, Inc., a Texas corporation ("CII"), and CII became a wholly-owned subsidiary of the Company (the "CII Acquisition"). The CII Acquisition was accounted for under the purchase method of accounting. CII is a multi-level marketer of various third-party manufactured cosmetics, skin care and hair care products. Pursuant to the Purchase Agreement and in connection with the CII Acquisition, the Company issued and delivered to the shareholders of CII 6,482 shares of Common Stock. In addition, the Company agreed to issue and deliver an additional 7,518 shares of Common Stock to the shareholders of CII on or before May 31, 1997, pending determination of certain liabilities.

     Dividend Distribution of Subscription Rights to Shareholders and Rights Offering. The Company distributed at no cost non-transferable rights (the "Rights") to the holders of record at 5:00 p.m., Central Standard Time, on January 31, 1997 (the "Record Date") of shares of its common stock, par value $.0001 per share (the "Common Stock"). The Rights entitled the holders (the "Rights Holders") to subscribe for and purchase in the aggregate up to 2,148,191 units (each unit consisting of one share of Common Stock and one 1997-A Warrant) (the "Units") for the price of $6.80 per Unit (the "Subscription Price"). The Record Date holders of Common Stock (the "Record Date Holders") received one Right for each share of Common Stock held by them as of the Record Date. The Rights expired at 5:00 p.m., Central Standard Time, on March 17, 1997. Pursuant to the Rights, Rights Holders could purchase one Unit for each Right held (the "Subscription Privilege").

     The Units were offered on a best efforts basis by the Company and its officers and directors, without commissions, selling fees or direct or indirect remuneration. The Rights Holders were not required to pay any brokerage commissions or fees with respect to the exercise of their Rights. The Company paid all charges and expenses of the Subscription Agent.

     The Share of Common Stock and 1997-A Warrant comprising each Unit were separately transferable immediately after the sale of the Units to the Rights Holders. Each 1997-A Warrant is exercisable at any time 90 days after January 16, 1997 and on or before January 31, 1999, to purchase one share of Common Stock for $12.00, subject to adjustment in certain events, and may be redeemed by the Company at any time upon 30 days' notice, at a price of $.0001 per 1997-A Warrant. The rights offering was part of a plan of financing pursuant to which the Company raised additional capital through the issuance of the Units. Concurrently with this offering, the Company offered to the holders of its Class A Common Stock Purchase Warrants (the "Class A Warrants") and Class B Common Stock Purchase Warrants (the "Class B Warrants") the right to purchase 1,050,220 Units (the "Warrant Modification Offering").

     Warrant Modification Offering. The Company elected to redeem its outstanding 524,360 Class A Common Stock Purchase Warrants and 525,860 Class B Common Stock Purchase Warrants for $.0008 per warrant (the "Warrant Redemption") at 5:00 p.m., Central Standard Time, on March 17, 1997 (the "Redemption Date"). However, in connection with the Warrant Redemption, the Company, pursuant to modification of the terms of the Class A Common Stock Purchase Warrants and the Class B Common Stock Purchase Warrants ("Public Warrants"), offered to the Public Warrant holders (the "Warrant Holders") the right to exercise the Public Warrants to purchase units (the "Warrant Offering Units"), each comprised of one share of Common Stock and one 1997-A Warrant, at an exercise price of $6.00 per Warrant Offering Unit (the "Warrant Modification Offering").

     Holders of the Public Warrants were not required to pay any brokerage commissions or fees with respect to the exercise of their Public Warrants. The Company paid all charges and expenses of the Warrant Agent.

     The Units were offered on a best efforts basis by the Company and its officers and directors, without right offering commissions, selling fees or direct or indirect remuneration. From the proceeds of the Warrant Modification Offer and the

Rights Offering, which are estimated to be approximately $2,000,000, the Company will pay the costs incurred with respect to the offerings, which are estimated to be $250,000. Offers were limited to holders of the Public Warrants and Rights residing in those states in which the Units were registered or qualified to be offered and sold.

       Group Asset Acquisition. On March 31, 1997, the Company signed a letter of intent to purchase all of the assets of Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., and Now International, Inc. (the "Group"). The Company will purchase all of the assets of the Group, free and clear of all liens and encumbrances, for a combination of $1,200,000 cash and shares of the Company's restricted (unregistered) common stock (the "Purchase Price") with an estimated fair value of up to $2,700,000, dependent upon meeting certain future sales targets. The cash portion of the Purchase Price will be payable at closing. The stock portion of the Purchase Price will be issued and delivered over a 25-month period with stock valued at $800,000 due at closing, $750,000 due within 14 months of closing, and $1,150,000 due within 25 months from closing. The number of shares of common stock to be issued is subject to the market value of the Company's common stock at date of issuance and delivery. The Purchase Price is subject to adjustment based on sales performance over a two-year period. The Group acquisition will be accounted for under the purchase method of accounting. Each company in the Group is a multi-level marketer of various third-party manufactured nutritional supplements.

     Underwriting Letter of Intent. The Company signed a letter of intent on May 24, 1996, with an underwriter which sets forth in principle the terms and conditions pursuant to which investment banking services are to be provided and, subject to a number of conditions, Common Stock is to be purchased from the Company and sold to the public by the underwriter during 1997. Until a definitive underwriting agreement is executed with the underwriter, which generally will be following the declaration of effectiveness of the registration statement filed by the Company with the Securities and Exchange Commission covering the Common Stock, the underwriter will have no obligation to purchase the Common Stock. Therefore, there is no assurance that this offering will be completed.

Business Activities - General
-----------------------------

     The Company is a marketer of consumer oriented services and products which are packaged together in special programs and sold to independent sales representatives and associates who use the products and services themselves and also sell them to others. The programs consist of various services which provide savings on items such as merchandise, groceries and travel, and legal benefits furnished by certain third party providers as well as nutritional supplements, cosmetics and skin care products. These programs represent the Company's one main class of products and services and account for over 93 percent of its revenues during 1996. The Company generates revenue through the sale of memberships in its consumer benefit services programs and through the sale of products in its nutritional supplement, cosmetics and skin care programs. Membership sales revenues are recognized when the member remits payment for the membership and the Company provides the services under the program, generally on a monthly basis. Revenues through the sale of products in its nutritional supplement, cosmetics and skin care programs are recognized when the products are paid for and shipped to the purchaser.

The percentage of total revenue contributed from the Company's consumer benefit services programs was 2.4 and 8.2 percent for the years ending December 31, 1996, and 1995, respectively. The percentage of total revenue contributed from the Company's nutritional supplement program was 91.4 and 89.9 percent for the years ending December 31, 1996 and 1995, respectively.

Products and Services of the Company
------------------------------------

     In January 1993, the Company introduced the "Infinity Plan" which is made up of packages of consumer benefit services provided by third party providers. In addition, in 1993, the Company began marketing of pre-paid legal services. The consumer benefit services are provided by third party providers and consist of (i) discount shopping service which provides access to a wide range of merchandise at discount through a toll free "800" number, (ii) grocery coupon service which provides access to money saving coupons on major name brand products, (iii) discount travel service which provides access to guaranteed lowest airfares, with five percent cash rebates on air, hotel, cruise and vacation packages, (iv) pre-paid legal services which include four basic benefits which provide coverage for a broad range of preventive and litigation related legal expenses, and/or (v) a variety of other consumer benefits including savings on prescriptions, eye care, magazines and books. The services under these consumer benefit programs, except for the pre-paid legal services, are provided by Consumer Benefit Services, Inc. of Naperville, Illinois. The pre-paid legal services are provided by Pre-Paid Legal Services, Inc. of Ada, Oklahoma.

     Individuals purchase memberships in the Company's Infinity Plan. They normally pay for their memberships on a monthly basis. Payment of their monthly membership fee entitles the member to have access to a variety of consumer benefit services provided by third party providers. The Company pays these third party providers a fee based upon the number of active memberships that are in place each month. The Company recognizes the revenues and expenses related to the Infinity Plan on a monthly basis as the members pay their membership fees to the Company, and the Company in turn pays a fee to the third-party providers, thus allowing the members to have access to the consumer benefit services.

     In October of 1993, the Company introduced the "NewTrition Plan" which allows plan members to purchase a variety of dietary and nutritional supplements designed to assist with healthy diet and weight management programs. Through the "NewTrition Plan" the Company offers the following products which represent the majority of the Company's nutritional supplement program sales:

  . AM-300 - A weight management supplement containing a unique blend of specialized herbs plus the patented ingredient, Chromium Picolinate.
  . Shark Cartilage - A nutritional supplement manufactured from 100% shark fin cartilage.
  . Super Anti-Oxidant - An exclusive blend of enzyme-active and phyto-nutrient rich whole food and herbal antioxidant concentrates.

     As a result of the acquisition of Chambre International, Inc. on January 31, 1997, a line of cosmetics, skin care and hair care products were added to the NewTrition Plan.

     The nutritional supplements are manufactured by J&K Pharmaceutical Laboratories. The cosmetics, skin care and hair care products are manufactured by GDMI, Custom Cosmetics and Columbia Cosmetics. The Company and its affiliates have no other relationships with Consumer Benefit Services, Inc., J&K Pharmaceutical Laboratories, GDMI, Custom Cosmetics and Columbia Cosmetics, or their affiliates. Pre-Paid Legal Services, Inc. is a shareholder of the Company and Harland Stonecipher, the founder and Chief Executive Officer of Pre-Paid Legal Services, was elected to the Company's Board of Directors on August 25, 1995.

Other Products and Services
---------------------------

     As of March 31, 1997, the Company has not determined the other services and products it may desire to market; other than as mentioned above in connection with the CII & Group Asset Acquisitions, however, it is continually searching for new services and products to offer its members. The Company anticipates it will continue to market the above-mentioned programs in the near term. Also, contracts which the Company may establish with its suppliers may contain restrictions on the other products and services the Company may sell.

Marketing
---------

     The Company markets its products and services directly to consumers through independent sales distributors or sales associates in a multi-level direct selling organization. The Company's multi-level marketing programs encourage individuals to sell the various consumer products and services offered under the program and allow individuals to recruit and develop their own sales organizations. Commissions are paid only on sales of products and services. Commissions are paid to the sales associate making the sale, and to other associates who are in the line of associates who directly or indirectly recruited the selling associate. For the years ended December 31, 1996 and 1995, the Company paid commissions to 3,270 and 1,863 individuals in the aggregate amount of $2,727,330 and $1,823,058, respectively. Each sales associate is responsible for monitoring the progress and sales practices of the associates recruited by the sales associate. The Company provides training materials, organizes area training meetings and designates personnel specifically trained to answer questions and inquiries from sales associates.

     Multi-level marketing is primarily used for product and services marketing based on personal sales which encourages individual or group face-to-face meetings with prospective purchasers of the products and services in connection with a program and has the potential of attracting a large number of sales personnel within a short period of time. The Company's marketing efforts toward individuals typically target middle income families or individuals and seek to educate potential members concerning the benefits of program membership.

     Sales associates under the Company's multi-level marketing system are generally engaged as independent contractors and are provided with training guides and are given the opportunity to participate in Company training programs. All advertising, promotional and solicitation materials used by sales associates must be approved by the Company prior to use. A substantial number of the Company's sales associates market the Company programs on a part-time basis only. At December 31, 1996, the Company had 13,795 "active" sales associates compared to 7,617 "active" sales associates at December 31, 1995. A sales associate is considered to be "active" if he or she has originated at least one new program member or participant and/or made a product purchase from the Company within the previous 12 months.

     The principal source of the Company's revenues and profits is from the sale of products to independent sales distributors and the sale of memberships to participants in its consumer benefit services plan. The Company derives additional revenues from services provided to its multi-level marketing sales force, from a one-time membership fee of approximately $139 from each new sales associate and the sale of marketing supplies and promotional materials to associates, as well as a monthly $4.00 administrative fee for associates receiving commissions during a month. The one-time membership fee is intended to offset the Company's direct costs of the materials contained in the sales kit provided to the new distributor or associate. The administrative fee is intended to offset the Company's direct and indirect costs incurred in tracking sales activity and generating the commission checks for all of the Company's independent distributors and associates. Amounts collected from distributors and sales associates through these fees and the sale of marketing supplies and promotional materials are not intended to generate material profits for the Company. For the years ended December 31, 1996 and 1995, the Company received one-time distributor and associate fees totaling $475,184 and $261,043, respectively. The Company did not begin charging a monthly $4.00 administrative fee until the second quarter of 1995. For the years ended December 31, 1996 and 1995, the Company received administrative fees totaling $19,493 and $15,018, respectively.

     The marketing plan provides various levels of commissions based on a sales associate's ability to produce personal sales. In addition, commissions on the sale by other members of a sales associate's organization may be earned by the sales associate. Sales are made through direct personal sales presentations as well as presentations made to groups in a format known as "opportunity meetings" which are designed to encourage individuals to subscribe for program membership as well as to become sales associates. These new sales associates are likewise encouraged to sell the Company's products and services to new members who, in turn, are encouraged to become sales associates for the Company. The effect is to create a "multi-level" sales organization. The growth of the organization is provided for by a compensation system which provides for payment of sales commissions not only on direct sales made by a sales associate but also on sales made by other sales associates in his or her commission organization. The direct "commission organization" consists of six levels in depth and unlimited width. Each new distributor or associate that joins the Company's sales organization is linked to an existing distributor or associate that sponsored them into the business. As a result each individual distributor's or associate's personal sales organization grows based on this sponsorship by people they personally sponsor and by people that are sponsored by people they personally sponsored. An individual distributor's or associate's "commission organization" consists of all distributors or associates they have personally sponsored into the business and everyone that each of those people has sponsored and everyone that each of those people has sponsored and so on until they reach six distributors or associates away from the original distributor or associate.

     As an additional incentive for top producing distributors and sales associates, a commission override program is available for those who meet specified qualifications. This override program provides for the payment on sales that extend beyond the sixth level of an individual's commission organization.

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

     The Company's inventories consist of marketing materials and nutrition, cosmetic and skin care products. The Company's marketing materials inventory consists primarily of sales aids, training, marketing and promotional materials such as product and marketing brochures, video and audio cassette tapes, training manuals, distributor applications, order forms and other paper supplies that the Company sells to its distributors and associates. At December 31, 1996, the Company had marketing materials and product inventories of $66,917 and $151,028, respectively. At December 31, 1995, the Company had marketing materials and product inventories of $46,440 and $52,181, respectively.

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

Contractual Arrangements
------------------------

     As of March 31, 1997, the consumer benefit services offered and distributed by the Company are provided by Consumer Benefit Services, Inc. and Pre-Paid Legal Services, Inc. The Company has non-exclusive contractual arrangements with the providers of the consumer benefit services offered pursuant to its Infinity Plan. Pursuant to these arrangements the Company provides information on its active memberships to the providers on a monthly basis and pays a fee for each active membership. The Company recognizes these costs on a monthly basis at the same time it recognizes the corresponding revenue received from its members. The nutritional supplement products sold and distributed by the Company in conjunction with its "NewTrition Plan" are manufactured by J&K Pharmaceutical Laboratories and the Chemins Company, Inc. The cosmetics, skin care and hair care products sold and distributed by the Company are manufactured by GDMI, Custom Cosmetics and Columbia Cosmetics. The Company does not generally enter into long-term purchase commitments with respect to the consumer benefit services of third-party providers or the nutritional supplement, cosmetic and skin care products offered and distributed by the Company.
However, the Company customarily enters into contracts with such third-party providers to establish the terms and conditions of service and/or product sales made by the Company through its distributors and program participants.

Competition
-----------

     The marketing industry in which the Company is involved is highly competitive. Some of the better known companies that have achieved significant levels of success utilizing a form of multi-level marketing would include Amway Corporation, Mary Kay Cosmetics, Inc., Shaklee Corporation and The A.L. Williams Corporation. The Company is aware of several companies utilizing a multi-level marketing organization to market services similar to those which are offered by the Company. Many of these companies have substantially greater financial resources than the Company. The Company also competes with numerous businesses that market products and services similar to those of the Company through direct mail solicitations, direct sales in the field and sales out of established business locations.

     Not only do the companies in the direct sales segment of the industry compete with each other as to the different products and services offered by each company, these companies also compete very vigorously to recruit new sales persons and to retain experienced and successful direct sales personnel. Successful direct sales personnel are often attracted to sell new or different products being distributed by companies whose compensation plans are the most lucrative, and consequently, are frequently willing to leave their existing companies (even if these companies have a superior product) for the opportunity to earn increased compensation. Although the Company believes that it has been able to design an attractive sales organization and compensation program, and will be able to recruit and retain new and existing direct sales personnel to sell the Company's consumer services, nutritional supplements and skin care products, there is no guarantee that its independent selling organization will ultimately be successful.

Government Regulation
---------------------

     The Company markets and sells its consumer services, nutritional supplements and skin care products programs through independent sales distributors in a multi-level direct selling organization established by the Company. All multi-level direct selling organizations are subject to careful scrutiny by various state and federal governmental regulatory agencies to ensure compliance with various types of laws, rules and regulations, including but not limited to securities, franchise investment, business opportunity and criminal laws prohibiting the use of "pyramid" or "endless chain" types of selling organizations. The design of the structure and implementation of the various elements of such selling organizations, primarily relating to compensation payable to independent sales distributors and the fees and expenses charged to sponsoring and sponsored participants are very complex, and compliance with all of the applicable laws may to some degree be uncertain in light of evolving interpretation of existing laws and the enactment of new laws, rules and regulations pertaining to this type of product distribution and these types of selling organizations. The Company has an ongoing compliance program with assistance from counsel experienced in the laws and regulations pertaining to multi-level sales organizations. The Company is not aware of any legal actions pending or threatened by any governmental authority against the Company regarding the legality of the Company's operations.

     The Company currently has independent distributors or associates in all 50 states. The Company has reviewed the requirements of various states as well as sought legal advice regarding the structure and operation of its selling organization to insure that it complies with all of the applicable laws pertaining to multi-level sales organizations in those states in which the Company is engaged in business. On the basis of these efforts and the experience of its management, the Company believes that it is in compliance with all applicable requirements. Although the Company believes that the structure and operation of its selling organization complies with all of the applicable laws pertaining to multi-level sales organizations in those states in which the Company is engaged in business, the Company has not obtained any no-action letters or advance rulings from any federal or state security regulator or other governmental agency concerning the legality of the Company's operations, nor is the Company relying on an opinion of counsel to such effect.

     In addition, the operations of the Company are also subject to various federal, state and local requirements which affect businesses generally, such as taxes, postal regulations, labor laws, and zoning ordinances.

Employees
---------

     As of March 31, 1997, the Company had 31 full-time employees, of whom three were executive officers, ten were engaged in administrative activities, seven were engaged in marketing activities, five were engaged in customer service activities, and six were engaged in shipping activities. None of the Company's employees is represented by a labor organization. The Company considers its employee relations to be good.

ITEM 2.   PROPERTIES.
          ----------

     The Company maintains its executive office in 6,303 square feet at 2601 Northwest Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112-7293. The office premises are occupied pursuant to a long-term lease which expires on

May 31, 1998, and the monthly rental payment is $4,469. The Company considers such space to be adequate for its current needs. In the event the Company is required to relocate its office upon termination of the existing lease, the Company believes other office space is available under favorable leasing terms in the Oklahoma City area.

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

     Other than as set forth hereinbelow, the Company does not have any pending litigation. The Company is currently under investigation by the Oklahoma Department of Securities with respect to the AMS Associate Stock Pool (the "Pool"). As of March 31, 1997, the investigation is in the discovery stage. The Pool, under which the independent distributors of the Company's marketing programs and products are permitted to participate on a voluntary basis, was formed in 1990. Participants make contributions to the Pool and, from such contributions, the administrator of the Pool purchases on a monthly basis the Company's Common Stock in the open market for the participants. All purchase transactions are executed and effected through a market maker in the Company's Common Stock. All records of ownership of the Common Stock held by the Pool are maintained at the offices of the Company. The Pool only purchases shares of Common Stock and does not sell shares on behalf of the participants. As of March 31, 1997, the pool holds 203,437 shares of Common Stock for and on behalf of the participants. Each participant has sole voting rights with respect to those shares of Common Stock held for such participant's benefit. In the event a participant desires to sell the Common Stock held for his benefit by the Pool, certificates representing such shares are delivered to such participant for the purpose of effecting such sale. Although its investigation is currently general in nature, the Oklahoma Department of Securities may take the position that the offer and sale of participation rights in the Pool violates the registration provisions of the Oklahoma Securities Act.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          --------------------------------------------------------------
          MATTERS.
          -------

     The Company's Common Stock is traded in the over-the-counter market and is quoted by the National Daily Quotation Bureau, Inc. under the symbol "AMSO". The following table sets forth, for the periods presented, the high and low closing bid quotations in the over-the-counter market as quoted by the National Quotation Bureau, Incorporated, adjusted to give effect to the one-for-eight reverse stock split on October 29, 1996. The bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.


                                                     COMMON STOCK
                                                      CLOSING BID
                                                    ---------------
                                                     HIGH     LOW
                                                    ------  -------
          1997:
             First Quarter March 31, 1997.......... $ 6.25   $5.50
          1996:
             First Quarter Ended March 31.......... $ 6.48   $5.04
             Second Quarter Ended June 30.......... $ 8.00   $5.04
             Third Quarter Ended September 30...... $ 7.84   $5.52
             Fourth Quarter Ended December 31...... $ 6.50   $5.00
          1995:
             First Quarter Ended March 31.......... $ 2.00   $1.76

               Second Quarter Ended June 30...............  $ 3.76    $2.00
               Third Quarter Ended September 30...........  $10.00    $3.60
               Fourth Quarter Ended December 31...........  $ 7.52    $4.48

     The number of holders of record of the Company's Common Stock as of March 31, 1997, was approximately 1,563. This number does not include an indeterminate number of shareholders whose shares are held in "street accounts" of securities brokers.

     The Company has not paid a dividend with respect to its common stock. The Company expects to reinvest any earnings for expansion of its operations and does not intend to pay a dividend in the foreseeable future.

Penny Stock Trading Rules
-------------------------

     Unless other exemptions become available in the future, in the event the bid price of the Common Stock in the over-the-counter market is less than $5.00, the Company's Common Stock and 1997-A Warrants will be subject to the "penny stock" trading rules. The penny stock trading rules impose additional duties and responsibilities upon broker-dealers recommending the purchase of a penny stock (by a purchaser that is not an accredited investor as defined by Rule 501(a) promulgated by the Commission under the 1933 Act) or the sale of a penny stock. Among such duties and responsibilities, with respect to a purchaser who has not previously had an established account with the broker-dealer, the broker-dealer is required to (i) obtain information concerning the purchaser's financial situation, investment experience, and investment objectives, (ii) make a reasonable determination that transactions in the penny stock are suitable for the purchaser and the purchaser (or his independent adviser in such transactions) has sufficient knowledge and experience in financial matters and may be reasonably capable of evaluating the risks of such transactions, followed by receipt of a manually signed written statement which sets forth the basis for such determination and which informs the purchaser that it is unlawful to effectuate a transaction in the penny stock without first obtaining a written agreement to the transaction. Furthermore, until the purchaser becomes an established customer (i.e., has had an account with the dealer for at least one year or, the dealer had effected three sales of penny stocks on three different days involving three different issuers), the broker-dealer must obtain from the purchaser a written agreement to purchase the penny stock which sets forth the identity and number of shares or units of the security to be purchased prior to confirmation of the purchase. A dealer is obligated to provide certain information disclosures to the purchaser of a penny stock, including (i) a generic risk disclosure document which is required to be delivered to the purchaser before the initial transaction in a penny stock, (ii) a transaction-related disclosure prior to effecting a transaction in the penny stock (i.e., confirmation of the transaction) containing bid and asked information related to the penny stock and the dealer's and salesperson's compensation (i.e., commissions, commission equivalents, markups and markdowns) in connection with the transaction, and (iii) the purchaser-customer must be furnished account statements, generally on a monthly basis, which include prescribed information relating to market and price information concerning the penny stocks held in his account. The penny stock trading rules do not apply to those transactions in which a broker-dealer or salesperson does not make any purchase or sale recommendation to the purchaser or seller of the penny stock.

     Required compliance with the penny stock trading rules affects the ability to resell the Company's Common Stock and 1997-A Warrants by a holder principally because of the additional duties and responsibilities imposed upon the broker-dealers and salespersons recommending and effecting sale and purchase transactions in such securities. In addition, many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules. The penny stock trading rules consequently may materially limit or restrict the liquidity typically associated with other publicly traded equity securities. In this connection, a holder of the Company's Common Stock and 1997-A Warrants may be unable to obtain on resale the quoted bid price because a dealer or group of dealers may control the market in such securities and may set prices that are not based on competitive forces. Furthermore, at times there may be a lack of bid quotes which may mean that the market among dealers is not active, in which case a holder of the Company's Common Stock and 1997-A Warrants may be unable to sell such securities. Because market quotations in the over-the-counter market are often subject to negotiation among dealers and often differ from the price at which transactions in securities are effected, the bid and asked quotations of the Company's Common Stock and 1997-A Warrants may not be reliable.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto of the Company appearing elsewhere in this report.

     Effective December 11, 1995, Advantage Marketing Systems, Inc., a Delaware corporation ("AMS Delaware") and the former parent of the Company, merged with and into the Company, with the Company being the surviving corporation (the "Merger Reincorporation"). Prior to the Merger Reincorporation, all operations of AMS Delaware were conducted solely as a holding company of the Company as its wholly-owned subsidiary. AMS Delaware did not have any other operating activities. Following the Merger Reincorporation, all operating activities of AMS Delaware and the Company were continued by the Company. The following discussion and analysis of results of operations of the Company are the consolidated results of operations of AMS Delaware and the Company prior to the Merger Reincorporation, the predecessor of the Company.

     The following table sets forth selected results of operations for the fiscal years ended December 31, 1996, 1995 and 1994, which are derived from the audited consolidated financial statements of the Company. The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                         For the Year Ended December 31,
                            ---------------------------------------------------------
                                  1996                 1995              1994
                            -------------------  -----------------  -----------------
                              Amount       %       Amount      %     Amount      %
                            ----------  -------  ----------  -----  ---------  ------
Revenues:
 Programs.................. $5,785,841    93.9%  $4,382,935  97.0% $2,564,542   95.8%
 Promotional material......    344,075     5.6      109,733   2.4      82,780    3.1
 Other.....................     33,824      .5       25,535    .6      30,625    1.1
                             ---------   -----    --------- -----   ---------  -----
  Total revenues...........  6,163,740   100.0    4,518,203 100.0   2,677,947  100.0
                             ---------   -----    --------- -----   ---------  -----
Costs and Expenses
 Programs..................  1,285,689    20.8    1,094,157  24.2     684,128   25.6
 Promotional material......    336,351     5.5       92,087   2.1      83,964    3.1
 Selling...................  3,066,962    49.7    2,201,510  48.7   1,289,616   48.2
 General & administrative..  1,138,656    18.5      857,743  19.0     515,158   19.2
 Interest expense..........     10,538      .2       22,998    .5      25,075     .9
                             ---------   -----    --------- -----   ---------  -----
  Total expenses...........  5,838,196    94.7    4,268,495  94.5   2,597,941   97.0
                             ---------   -----    --------- -----   ---------  -----
Income before taxes........    325,544     5.3      249,708   5.5      80,006    3.0
Tax Benefit................    499,613     8.1         -       -         -        -
                             ---------   -----    --------- -----   ---------  -----
Net income................. $  825,157    13.4%  $  249,708   5.5% $   80,006    3.0%
                             =========   =====    ========= =====   =========  =====

     During 1996, 1995 and 1994, the Company experienced increases in revenues from programs and net income compared to the preceding year. The increases were principally the result of introduction of the Company's NewTrition Plan in October 1993 and expansion of the Company's network of its independent sales representatives and associates, which resulted in achieving substantial increased sales volume of the NewTrition Plan. The Company expects to continue to expand its network of independent sales representatives and associates, which is in part dependent upon the market demand for the consumer products and services offered by the Company through its various purchasing programs, and such expansion should result in increased sales volume.

     However, there is no assurance that increased sales volume will be achieved through expansion of the selling network of the Company's programs, or that, if sales volume increases, the Company will realize increased profitability due to the costs and expenses associated with increased sales and the general and administrative expenses.

Comparison of Fiscal 1996 and 1995
----------------------------------

     During 1996, total revenues increased $1,645,537 (a 36.4 percent increase) to $6,163,740 in 1996 from $4,518,203 in 1995. The increase was principally attributable to the increased sales volume of the Company's NewTrition Plan, which was introduced in October 1993, and expansion of the Company's network of its independent sales representatives and associates. During 1996 the Company made aggregate sales under its NewTrition Plan of $5,785,370 to 9,024 distributors, compared to aggregate sales in 1995 of $4,064,216 to 5,783 distributors. Promotional material revenue increased $234,342 (a 213.6 percent increase) to $344,075 in 1996 from $109,733 in 1995. The increase was attributable to an expansion of the product line, additional distributors and the addition of sales through the acquisition of MMI. In addition, other revenue increased by $8,289 (a 32.5 percent increase) to $33,824 in 1996 from $25,535 in 1995, as a result of additional interest income and promotional items.

     During 1996, total costs and expenses of programs, promotional material and selling increased $1,301,248 (a 38.4 percent increase) to $4,689,002 in 1996 from $3,387,754 during 1995. This increase was attributable to an increase of
(i) $191,532 (a 17.5 percent increase) in programs expenses and (ii) $244,264 (a
265.3 percent increase) in promotional material expenses, while selling expenses increased $865,452 (a 39.3 percent increase). The costs and expenses of programs, promotional materials and selling, as a percentage of program sales revenue increased from 77.3 percent during 1995 to 81 percent during 1996. This increase resulted from an increase in selling costs as a percentage of program sale revenue from 50.2 percent to 53 percent offset by a decrease in the costs of programs as a percentage of programs revenue from 25 percent to 22.2 percent due to improved price negotiations with suppliers associated with the Company's NewTrition Plan. The Company provides promotional material to its distributors at or near cost. The increased volume of activity in 1996 is reflective of an increased distribution network for the Companies products and services.

     The Company's gross profit on program and promotional material revenues (program and promotional material revenue less program costs, promotional material costs and selling expenses) increased $336,000 (a 30.4 percent increase) to $1,440,914 in 1996 from $1,104,914 in 1995. The gross profit on program and promotional material revenues decreased as a percentage of total revenue to 23.4 percent in 1996 from 24.5 percent in 1995. The decrease in the Company's gross profit margin on program and promotional material revenues resulted from a combination of a decrease in programs costs as a percentage of programs revenues, offset by an increase in selling costs and expenses as a percentage of programs revenues.

     General and administrative expenses increased $280,913 (a 32.8 percent increase) to $1,138,656 during 1996 from $857,743 during 1995. This increase was attributable to the Company's administrative infra-structure necessary to support increased levels of sales. The Company expanded its administrative infra-structure by hiring additional full-time employees. Consequently, payroll and employee costs increased by $253,580 during 1996 as the Company increased its number of full-time employees from 14 to 31. The balance of the increase resulted from increases in supplies, postage and other operating expenses associated with the increased sales levels. Interest expense during 1996 decreased $12,460 (a 54.2 percent decrease) to $10,538 in 1996 from $22,998 during 1995.

     Income before taxes increased $75,836 (a 30.4 percent increase) to $325,544 during 1996 from $249,708 during 1995. Income before taxes as a percentage of total revenue decreased to 5.3 percent during 1996 from 5.5 percent during 1995. The Company recognized a one time tax benefit of $499,613 in 1996 primarily related to the recognition of expected future tax benefits to be realized from operating loss carryforwards. Combined with income from operations, total net income increased $575,449 (a 230.4 percent increase) to $825,157 in 1996 from $249,708 in 1995.

Comparison of Fiscal 1995 and 1994
----------------------------------

     During 1995, total revenues increased $1,840,256 (a 68.7 percent increase) as compared to 1994. The increase was principally attributable to the increased sales volume of the Company's NewTrition Plan, which was introduced in October 1993, and expansion of the Company's network of its independent sales representatives and associates. During 1995, the Company made aggregate sales under its NewTrition Plan of $4,064,216 to 5,783 distributors, compared to aggregate sales in 1994 of $1,817,947 to 2,650 distributors. Promotional material revenue increased $26,953 (a 32.6 percent increase) to $109,733 in 1995 from $82,780 in 1994. Other revenue decreased by $5,090 (a 16.6 percent decrease) from $30,625 in 1994 to $25,535 in 1995, as a result of a special promotion during 1994 that was not repeated in 1995.

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

Quarterly Results of Operations
-------------------------------

     The Company's operations appear not to be significantly affected by seasonal trends. No pattern of seasonal fluctuation exists due to the seasonal trends. No pattern of seasonal fluctuations exists due to the growth patterns that the Company is currently experiencing. However, there can be no assurance that the current patterns will continue and the Company will not be subject to seasonal fluctuations in operations.

Income Taxes
------------

     The Company's deferred tax assets relate primarily to net operating loss carryforwards for income tax purposes at December 31, 1996 totalling approximately $1,350,000 which will begin to expire in 2003. On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Based upon the historical trend of increasing earnings management has concluded that it is more likely than not that a tax benefit will be realized from its deferred tax assets and therefore eliminated the previously recorded valuation allowance for its deferred tax assets. Elimination of the valuation allowance resulted in a deferred tax asset at December 31, 1996, of approximately $500,000 and a corresponding tax benefit for the fiscal year ended December 31, 1996.

Liquidity and Capital Resources
-------------------------------

     The Company had working capital of approximately $16,353 at December 31, 1996, as compared to a deficit of approximately $171,000 at December 31, 1995. Management believes that cash flows from operations will be sufficient to fund its working capital needs over the next twelve months. During 1996, net cash provided by operating activities was $426,421, of which $136,937 was used for investing activities (consisting primarily of the purchase of property, equipment, advances to affiliates, and the acquisition of Miracle Mountain International, Inc.), and $232,002 was used in financing activities (consisting primarily of payment of deferred offering costs and repayments to the Company's Chief Executive Officer and major shareholder). The Company had a net increase in cash during this period of $57,482. The Company's working capital needs over the next twelve months consist primarily of administrative and operating overhead. For the three months ended March 31, 1997, the Company's administrative and operating overhead averaged approximately $135,000 per month. The Company anticipates that this level of administrative and operating overhead will continue over the next twelve months.

     At December 31, 1996 and 1995, the balance due on a short-term loan from the Company's Chief Executive Officer and major shareholder was $-0- and $81,929, respectively. During 1995, the Company combined interest payable of approximately $52,000 with the principal due under the loan and began making
weekly interest and principal payments.   During the year ended December 31,
1996, the Company did not receive any advances under the loan, while during 1995, the Company received aggregate advances of $31,963 under the loan. During the years ended December 31, 1996 and 1995, the Company made principal payments of $81,929 and $60,094, respectively, thereon to the Company's Chief Executive Officer and major shareholder. The loan was unsecured, due on demand and bore interest at 12 percent per annum.

     The Company made non-interest bearing advances to the John Hail Agency, Inc. ("JHA"), a company of which the Company's Chief Executive Officer and major shareholder is the sole director and shareholder, of $22,000 and $87,684 during the years ended December 31, 1996 and 1995, respectively. During the year ended December 31, 1996 and 1995, JHA made repayments of $6,141 and $67,401, respectively. Furthermore during 1996, the Company adopted a policy to not make any further advances to JHA, and JHA executed a promissory note payable to the Company with a principal balance of $67,822, at December 31, 1996, bearing interest at eight percent per annum and payable in installments of $1,499 per month.

     Pursuant to a Stock Purchase Agreement having an effective date of May 31, 1996 (the "Purchase Agreement"), the Company acquired all of the issued and outstanding capital stock of Miracle Mountain International, Inc., a Colorado corporation ("MMI"), and MMI became a wholly-owned subsidiary of the Company (the "MMI Acquisition"). The MMI Acquisition was accounted for under the purchase method of accounting. MMI is a multi-level marketer of various third-party manufactured nutritional supplement products. Pursuant to the Purchase Agreement and in connection with the MMI Acquisition, the Company issued and delivered to the shareholders of MMI 20,000 shares of common stock.

     In connection with the MMI Acquisition, the excess of the purchase price of $176,103, which includes $56,103 of transaction costs, over the negative $3,059 fair market value of assets of MMI, net of liabilities, has been allocated $119,162 to goodwill and $60,000 to the covenant not to compete. Goodwill and the covenant not to compete will be amortized over a seven and four and one half-year period, respectively. The fair market value of the assets of MMI, net of liabilities, declined from $16,690 to a negative $3,059 between March 31, 1996 and May 31, 1996.

       Pursuant to a Stock Purchase Agreement having an effective date of January 31, 1997 (the "Purchase Agreement"), the Company acquired all of the issued and outstanding capital stock of Chambre International, Inc., a Texas corporation ("CII"), and CII became a wholly-owned subsidiary of the Company (the "CII Acquisition"). The CII Acquisition was accounted for under the purchase method of accounting. CII is a multi-level marketer of various third-party manufactured cosmetics, skin care and hair care products. Pursuant to the Purchase Agreement and in connection with the CII Acquisition, the Company issued and delivered to the shareholders of CII 6,482 shares of Common Stock.
In addition, the Company agreed to issue and deliver an additional 7,518 shares of Common Stock to the shareholders of CII on or before May 31, 1997, pending determination of certain liabilities.

     The Company's primary source of liquidity is net cash provided by operating
activities.   Other than loans made available to the Company by its Chief
Executive Officer and major shareholder, the Company does not have any outside liquidity sources. As of December 31, 1996, the Company did not have any material commitments for capital expenditures.

     On January 31, 1997, at 5:00 p.m. Central Standard Time, the Company distributed, at no cost, non-transferable rights ("Rights") to the holders of record of shares of its common stock, par value $.0001 per share. The Rights entitled the holders (the "Rights Holders") to subscribe for and purchase up to 2,148,191 units (each unit consisting of one share of common stock and one 1997-A warrant) for the price of $6.80 per unit (the "Rights Offering"). The record date holders of common stock received one Right for each share of common stock held by them as of the record date. The Rights expired at 5:00 p.m. Central Standard Time, on March 17, 1997. Pursuant to the Rights, Rights Holders could purchase one unit for each Right held.

     The share of common stock and 1997-A warrant comprising each unit were separately transferable immediately after the sale of the units to the Rights Holders. Each 1997-A warrant is exercisable at any time 90 days after January 16, 1997, and on or before January 31, 1999, to purchase one share of common stock for $12.00, subject to adjustment in certain events, and may be redeemed by the Company at any time upon 30 days' notice, at a price of $.0001 per 1997-A warrant.

     Concurrent with this Rights Offering, the Company elected to redeem all of its outstanding Class A and Class B Common Stock Purchase Warrants (the "Public Warrants") for $.0008 per warrant (the "Warrant Redemption") at 5:00 p.m. Central Standard Time, on March 17, 1997. However, in connection with the Warrant Redemption, the Company, pursuant to modification of the terms of the Public Warrants, offered to the Public Warrant holders (the "Warrant Holders") the right to exercise the Public Warrants to purchase units, each comprised of one share of common stock and one 1997-A warrant, at an exercise price of $6.00 per unit (the "Warrant Modification Offering").

     The units in the offerings described above were offered on a best efforts basis by the Company and its officers and directors, without commissions, selling fees or direct or indirect remuneration. The Rights and Warrant Holders were not required to pay any brokerage commissions or fees with respect to the exercise of their Rights or Public Warrants. The Company paid all charges and expenses of the subscription and warrant agents.

     From the proceeds of the Warrant Modification Offering and the Rights Offering, which are estimated at $2,000,000, the Company will pay the costs incurred with respect to the offerings, which are estimated to be $250,000. Deferred offering costs of $175,848 at December 31, 1996, will be charged against the net proceeds from these offerings.

     In the event that the Company does not obtain any net proceeds from its stock offering, it is anticipated that the Company will be able to continue to operate on internally generated cash. During the year ended December 31, 1996, the Company had an average monthly positive cash flow from operating activities of approximately $35,500, and an average monthly net positive cash flow of approximately $4,800, after investing and financing activities.

     In connection with the equity offerings the Company has incurred certain direct costs consisting primarily of legal, accounting and filing fees. These deferred offering costs totaled approximately $175,848 and $53,000 at December 31, 1996 and 1995, respectively, and are included in other assets in the Company's financial statements. During the year ended December 31, 1996, the Company wrote off $15,000 of these costs which were determined to no longer have value. The remainder of these costs will be charged against the net proceeds of the offerings.

       On March 31, 1997, the Company signed a letter of intent to purchase all of the assets of Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., and Now International, Inc. (the "Group"). The Company will purchase all of the assets of the Group, free and clear of all liens and encumbrances, for a combination of $1,200,000 cash and shares of the Company's restricted (unregistered) common stock (the "Purchase Price") with an estimated fair value of up to $2,700,000, dependent upon meeting certain future sales targets. The cash portion of the Purchase Price will be payable at closing. The stock portion of the Purchase Price will be issued and delivered over a 25-month period with stock valued at $800,000 due at closing, $750,000 due within 14 months of closing, and $1,150,000 due within 25 months from closing. The number of shares of common stock to be issued is subject to the market value of the Company's common stock at date of issuance and delivery. The Purchase Price is subject to adjustment based on sales performance over a two-year period. The Group acquisition will be accounted for under the purchase method of accounting. Each company in the Group is a multi-level marketer of various third-party manufactured nutritional supplements.

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

Accounting Standards Issued But Not Yet Adopted
-----------------------------------------------

     In February 1997, the FASB issued SFAS No. 128, Earnings per Share. The Company believes that adopting SFAS No. 128 will not have a material effect on the Company's consolidated financial position or results of operations, but will result in changes in the calculation of earnings per share.

     In February 1997, the FASB issued SFAS No. 129, Disclosure of Information About Capital Structure. The Company will adopt SFAS No. 129 when required. Management believes that adoption of this standard will not have a material impact on the Company's consolidated financial position or results of operations.


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

                                   PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

Current Directors and Executive Officers
----------------------------------------

     The following table sets forth certain information with respect to each executive officer and director of the Company. Directors are generally elected at the annual shareholders' meeting and hold office until the annual shareholders' meeting three years after election or until their successors are elected and qualified. Executive officers are elected by the Board of Directors and serve at its discretion. The Company's Bylaws authorize the Board of Directors to be constituted of not less than one and such number as the Board of Directors may from time to time determine by resolution or election. The Board currently consists of five members. Directors are elected for three year terms, with approximately one-third of the Board standing for election each year. The term of office of one class of directors expires each year in rotation so that one class is elected at each annual meeting of shareholders for a full three-year term. The terms of John W. Hail and Roger P. Baresel expire in 1998, the terms of Curtis H. Wilson, Sr. and R. Terren Dunlap expire in 1997, and the term of Harland C. Stonecipher expires in 1999. Messrs. Hail, Wilson and Baresel devote their full-time to business of the Company.

NAME                         AGE  POSITION
----                         ---  --------
John W. Hail(1)(2)            66  Chairman of the Board, Chief Executive Officer
                                  and Director
Curtis H. Wilson, Sr.(3)      70  Vice-Chairman of the Board and Director
Roger P. Baresel(1)(2)        41  President, Chief Financial Officer, Secretary
                                  and Director
R. Terren Dunlap(3)           51  Director
Harland C. Stonecipher(4)     57  Director

_________________________
(1)  Member of the Stock Option committee.
(2)  Term as a Director expires in 1998.
(3)  Term as a Director expires in 1997.

(4)  Term as a Director expires in 1999.

     The following is a brief description of the business background of the executive officers and directors of the Company:

     John W. Hail is the founder of Advantage Marketing Systems, Inc. and has served as its Chief Executive Officer and Chairman of the Board of Directors since its inception in June, 1988. During 1987 and through June 1, 1988, Mr. Hail served as Executive Vice President, Director and Agency Director of Pre-Paid Legal Services, Inc., a public company engaged in the selling of legal services contracts, and during this period, Mr. Hail also served as Chairman of the Board of Directors of TVC Marketing, Inc., the exclusive marketing agent of Pre-Paid Legal Services, Inc.

     Curtis H. Wilson, Sr. has served as Vice-Chairman of the Board of Directors of the Company since its inception in June, 1988. From January 1984 to June 1988, Mr. Wilson was Executive Vice President of TVC Marketing, Inc., the exclusive marketing agent of Pre-Paid Legal Services, Inc. From March 1983 to January 1984, Mr. Wilson was a sales associate of TVC Marketing, Inc. Mr. Wilson retired in April, 1982 after having been employed for 26 years as a salesman, Vice President and ultimately President of V. J. McGanahan, Inc., a television and appliance wholesale distributor in Dayton, Ohio.

     Roger P. Baresel has served as Vice President, Chief Financial Officer, Secretary, and a Director since June 1, 1995, and on July 1, 1995, Mr. Baresel became President. Mr. Baresel is a Certified Public Accountant and holds a Master of Business Administration. He maintained an accounting practice for ten years specializing in providing consulting services to small and growing businesses and provided consulting services to the Company from 1988 until joining the Company as a full-time employee on June 1, 1995.

     R. Terren Dunlap has served as a Director since June 1, 1995. He served as Vice President-International Development from June 1995 through March 1996. Mr. Dunlap is the co-founder and a Director since 1984 and until March 1994 served as Chief Executive Officer and Chairman of the Board, of Go-Video, Inc., an American Stock Exchange company, and developer and distributor of consumer electronics products. He is an inventor and has received several patents for consumer electronics products, including the Dual Deck VCR, and is a member of the Electronics Industry Association and the Arizona State University West Advisory Board, and has served on the national board of the American Electronics Association. Mr. Dunlap holds a Juris Doctorate from Ohio Northern University and a Bachelor of Science Degree in Business Administration from Ashland University.

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

ITEM 10.  EXECUTIVE COMPENSATION.
          ----------------------

     The following table sets forth certain information relating to compensation paid to or accrued for the named executive officers for services rendered during the years ended December 31, 1996, 1995 and 1994.

                                                                                     Long-Term
                                                                                   Compensation
                                             Annual compensation                 Award of Options
                                    ----------------------------------------
Name & Principal Position    Year   Salary(1)     Bonus(2)         Other         Number of Shares
-------------------------    ----   ---------     --------       ---------       ----------------
John W. Hail                  1996  $    -        $     -        $22,000(3)            -
  Chief Executive Officer     1995  $    -        $     -        $87,684(3)        375,000(4)
                              1994  $    -        $     -        $66,026(3)            -
Roger P. Baresel              1996  $91,413       $     -        $   -                 -
  President and Secretary     1995  $37,692       $     -        $13,500(5)        168,750(6)
                              1994  $    -        $     -        $19,500(5)         10,000(6)

___________________
(1) Dollar value of base salary (both cash and non-cash) earned during the year.
(2)  Dollar value of bonus (both cash and non-cash) earned during the year.
(3) The Company furnishes the use of an automobile to Mr. Hail, the value of which is not greater than $5,000 annually. During 1996, 1995 and 1994, the Company made advances to the John Hail Agency, Inc., an affiliate of Mr. Hail, of $22,000, $87,684, and $66,026, respectively. See "Part III, Item
     12. Certain Relationships and Related Transactions".
(4) Adjusted to give effect to the one-for eight reverse stock split on October 29, 1996. During 1995, Mr. Hail transferred by gift 156,250 of the stock options that he received in 1995.
(5) The Company furnishes the use of an automobile to Mr. Baresel, the value of which is not greater than $5,000 annually. During 1995 and 1994, the Company paid accounting and consulting service fees to Mr. Baresel prior to Mr. Baresel becoming an executive officer of the Company on June 1, 1995. See "Part III, Item 12. Certain Relationships and Related Transactions".
(6) Adjusted to give effect to the one-for-eight reverse stock split on October 29, 1996. During 1995, Mr. Baresel transferred by gift 156,250 of the stock options that he received during 1995.


Aggregate Option Grants and Exercises in 1996 and 1995 and Year-End Option
--------------------------------------------------------------------------
Values
------

     Stock Options and Option Values.  During 1995, the Company granted
     -------------------------------
1,189,819 stock options to its executive officers, other employees, and consultants, each exercisable for purchase of one share of Common Stock. The exercise prices of these stock options are from $2.00 to $6.48 per share of common stock, having an average exercise price of $2.77 per share. These stock options were granted in lieu of payment of additional salary and cash bonus compensation for services rendered. During 1996, the Company did not grant any stock options. The following table sets forth information related to options granted to the named executive officers during 1995.

                                     Individual Grants
                              -----------------------------------------
                                           Percent                       Potential Realizable Value at
                                          of Total                           Assumed Rates of Stock
                                           Options                            Price Appreciation for
                              Number    Granted to    Exercise or                 Option Term(1)
                                                                     --------------------------------------
                              of Options Employees      Base Price    Expiration        Five        Ten
Name                           Granted     in 1995     Per Share(2)      Date          Percent     Percent
-----                         ---------  -----------  -------------- -------------   --------  ------------
John W. Hail(3)                 375,000    50.3%          $2.00       Feb. 23, 2005   $471,671    $1,195,307
   Chief Executive Officer
Roger P. Baresel(4)             125,000    16.8%          $2.00       Feb. 23, 2005   $157,224    $  398,436
   President and Secretary       43,750     5.9%          $3.60       July 5, 2005    $ 99,051    $  251,014

________________________
(1) The potential realizable value portion of the foregoing table illustrates the value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compound rates of appreciation of the Common Stock over the term of the options. These amounts do not take into consideration provisions restricting transferability and represent certain assumed rates of appreciation only. Actual gains on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the potential values reflected in this table will be achieved. All amounts have been rounded to the nearest whole dollar amount.
(2) Adjusted to give effect to the one-for-eight reverse stock split on October 29, 1996.
(3) Of the 375,000 stock options received, Mr. Hail transferred by gift 225,000 stock options during 1995.
(4) Of the 168,750 stock options received, Mr. Baresel transferred by gift 156,250 stock options during 1995.


     Aggregate Stock Option Exercise and Year-End and Option Values.  The
     --------------------------------------------------------------
following table sets forth information related to the number and value of options held by the named executive officers at December 31, 1996 and 1995. During 1996 and 1995, no options to purchase Common Stock were exercised by the named executive officers.

                                             Number of Unexercised             Value of Unexercised
                                                Options as of               In-the-Money Options as of
                                          December 31, 1996 and 1995       December 31, 1996 and 1995(1)
                                          ---------------------------    -------------------------------
Name                                      Exercisable   Unexercisable    Exercisable       Unexercisable
----                                      -----------   -------------    -----------       -------------
John W. Hail................    1996        150,000           -           $562,500            $     -
   Chief Executive Officer      1995        150,000(2)        -           $600,000            $     -
Roger P. Baresel............    1996         35,000           -           $134,650            $     -
   President and Secretary      1995         35,000(3)        -           $143,400            $     -

________________
(1) The closing highest bid price of the Common Stock as quoted on National Quotation Bureau, Incorporated on December 31, 1996 and 1995 was $5.75 and $6.00, respectively, after giving effect to the one-for-eight reverse stock split. Value at December 31, 1996 and 1995 is calculated on the basis of the remainder of $5.75 and $6.00, respectively, minus the exercise price, multiplied by the number of shares of Common Stock underlying the options.
(2) During 1995, Mr. Hail transferred by gift 225,000 exercisable stock options. The in-the-money value of the transferred options as of December 31, 1996 and 1995 was $843,750 and $900,000, respectively.
(3) During 1995, Mr. Baresel transferred by gift 156,250 exercisable stock options. The in-the-money value of the transferred options as of December 31, 1996 and 1995, was $515,938 and $555,000, respectively.

Board of Directors
------------------

     Pursuant to the terms of the Company's Bylaws, the directors are divided into three classes. Class I Directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 1999, Class II Directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 1997, and Class III Directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 1998. Each director will hold office for the term to which he is elected and until his successor is duly elected and qualified. Mr. Stonecipher is serving as a Class I Director under a term expiring in 1999, Messrs. Wilson and Dunlap are serving as Class II Directors under terms expiring in 1997, and Messrs. Hail and Baresel are serving as Class III Directors under terms expiring in 1998. At each annual meeting of the shareholders of the Company, the successor to a member of the class of directors whose term expires at such meeting will be elected to hold office for term expiring at the annual meeting of shareholders held in the third year following the year of his election.

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

Stock Option Plan
-----------------

     The Company established the Advantage Marketing Systems, Inc. 1995 Stock Option Plan (the "Stock Option Plan" or the "Plan") in June 1995. The Plan provides for the issuance of incentive stock options ("ISO Options") with or without stock appreciation rights ("SARs") and nonincentive stock options ("NSO Options") with or without SARs to employees and consultants of the Company,
including employees who also serve as Directors of the Company.   The total
number of shares of Common Stock authorized and reserved for issuance under the Plan is 1,125,000. As of March 31, 1997, 21,000 options had been granted under the Plan.

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

     The option price of the Common Stock is determined by the Stock Option Committee, provided such price may not be less than 85% of the fair market value of the shares on the date of grant of the option. The fair market value of a share of the Common Stock is determined by averaging the closing high bid and low asked quotations for such share on the date of grant of the option as reported by the National Quotation Bureau, Incorporated or, if not quoted, is determined by the Stock Option Committee. Upon the exercise of an option, the option price must be paid in full, in cash or with an SAR. Subject to the Stock Option Committee's approval, upon exercise of an option with an SAR attached, a participant may receive cash, shares of Common Stock or a combination of both, in an amount or having a fair market value equal to the excess of the fair market value, on the date of exercise, of the shares for which the option and SAR are exercised, over the option exercise price.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     The following table sets forth as of March 31, 1997, information regarding ownership of Common Stock of (i) each person who is known to the Company to be the beneficial owner of more than five percent thereof, (ii) each director and executive officer of the Company, and (iii) all executive officers and directors as a group, together with their percentage holdings of the outstanding shares. All persons named have sole voting and investment power with respect to their shares unless otherwise indicated, and there are no family relationships between the executive officers and directors of the Company. For purposes of the following table, the number of shares and percent of ownership of outstanding Common Stock that the named person beneficially owned includes shares of Common Stock that such person has the right to acquire within 60 days of March 31, 1997, pursuant to the exercise of the 1997-A Warrants, options and other warrants, as well as any other rights to acquire, and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding Common Stock of any other named person.

                                                      Percentage
Name & Address of                      Number of      of Shares
Beneficial Owner                    Shares Owned(1)  Outstanding
-----------------                   ---------------  ------------
John W. Hail(2)(3)................      395,237        15.02%
Curtis H. Wilson, Sr.(2)(4).......      272,603         9.98%
United Financial(5)...............      250,000         9.15%
Robert & Retha Nance(6)...........      193,094         7.61%
Roger P. Baresel(2)(7)............      167,250         6.39%
Harland C. Stonecipher(8).........       56,415         2.27%
Pre-Paid Legal Services, Inc.(8)..       56,415         2.27%
R. Terren Dunlap(2)(9)............       37,500         1.49%
All Current Officers and
Directors as a Group
(5 persons)(3)(4)(7)(8)(9)(10)....      929,005        30.40%

___________________________
(1) Shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2) A Director and an executive officer of the Company, with a business address of 2601 Northwest Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112.

(3) The shares and percentage include 245,237 shares of outstanding Common Stock held by Mr. Hail and 150,000 shares of Common Stock which are subject to currently exercisable stock options granted in 1995 to and held by Mr. Hail.

(4) The shares consist of and the percentage is based upon 17,065 shares of outstanding Common Stock held by Mr. Wilson and 250,000 shares of Common Stock which are subject to currently exercisable stock options granted to and held by Mr. Wilson (of which 125,000 were granted in 1995), and includes 5,538 shares of outstanding Common Stock held by Ruth Wilson, wife of Mr. Wilson and with respect to which Mr. Wilson disclaims any beneficial interest.

(5) The business address of United Financial Advisors, Inc. is 1601 NW Expressway, Suite 2101, Oklahoma City, Oklahoma 73118. The shares consist of and the percentage is based upon 250,000 shares of Common Stock which are subject to currently exercisable Warrants.

(6) Mr. and Mrs. Nance are husband and wife and their business address is Post Office Box 405, Wheatland, Oklahoma 73097. The shares consist of and the percentage is based upon (i) 7,020 shares of outstanding Common Stock held by Mr. Nance, (ii) 37,750 shares of outstanding Common Stock owned by Mrs. Nance, (iii) 93,841 shares of outstanding Common Stock owned jointly by Mr. and Mrs. Nance, (iv) 54,483 shares of Common Stock which are subject to currently exercisable stock options granted to and held by Mr. Nance.

(7) The shares consist of and the percentage is based upon (i) 12,500 shares of outstanding Common Stock jointly held by Mr. Baresel and his wife, Judith
     A. Baresel, (ii)35,000 shares of Common Stock which are subject to currently exercisable stock options granted to and held by Mr. Baresel, of which 12,500, 10,000 and 12,500 were granted in 1992, 1994 and 1995, respectively, (iii) 17,750 shares of outstanding Common Stock held by Mrs. Baresel, (iv) 87,500 shares of Common Stock which are subject to currently exercisable stock options held by Mrs. Baresel, (v) 2,000 shares of Common Stock issuable upon exercise of 1997-A Warrants held by Mrs. Baresel, (vi) 12,500 shares of Common Stock which are subject to currently exercisable stock options held by Mrs. Baresel as the custodian for the benefit of the children of Mr. and Mrs. Baresel, and with respect to which Mr. Baresel disclaims any beneficial interest.

(8) Mr. Stonecipher is a Director of the Company with a business address of 321 East Main Street, Ada, Oklahoma 74820 and Chairman of the Board and Chief Executive Officer of Pre-Paid Legal Services, Inc. The shares consist of and the percentage is based upon 56,415 shares of outstanding Common Stock held by Pre-Paid Legal Services, Inc.

(9) The shares consist of and the percentage is based upon 37,500 shares of Common Stock which are subject to currently exercisable stock options granted in 1995 to and held by Mr. Dunlap.

(10) The shares and percentage include (i) 354,505 shares of outstanding Common Stock, (ii) 572,500 shares of Common Stock which are subject to currently exercisable stock options and warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     Except as described below, no executive officer, director, stockholder known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of those persons has engaged since the beginning of the Company's last fiscal year or proposes to engage in the future in any transaction or series of similar transactions with the Company, directly or indirectly through a separate entity, in which the amount involved exceeded or will exceed $60,000.

     Except as described below, no business relationship between the Company and any business or professional entity, for which a director of the Company has served during the last fiscal year or currently owns a 10 percent record or beneficial interest, has existed since the beginning of the Company's last fiscal year or currently exists and which represented or will represent payments for property or services in excess of five percent of the Company's gross revenues for its last full fiscal year or of the other entity's consolidated gross revenues for its last full fiscal year. In addition, except as described below, the Company did not owe at the end of its last fiscal period any business or professional entity, for which a director of the Company has served during the last fiscal year or currently serves as an executive officer or in which a director of the

Company has owned during the last fiscal year or currently owns a 10 percent record or beneficial interest, an aggregate amount in excess of five percent of the Company's total assets at the end of its last fiscal period.

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

     Except as noted below, no executive officer, director, any member of the immediate family of any of those persons, any corporation or organization for which any of the above-listed persons serve as an executive officer or partner or which they own directly or indirectly 10 percent or more of its equity securities, or any trust or other estate in which any of the Company's executive officers, directors or nominees for election as directors, have a substantial beneficial interest or for which they serve as a trustee or in a similar capacity has owed the Company at any time since the beginning of its last fiscal year more than $60,000.

     On November 6, 1990, John W. Hail, Chief Executive Officer and Chairman of the Board of Directors of the Company, formed the John Hail Agency, Inc. ("JHA"). Mr. Hail is the sole director and shareholder of JHA. Pursuant to an unwritten agreement, the Company provided office space, utilities and supplies, as well as an occasional part-time administrative staff person, through June 30, 1996, to JHA for a monthly payment of $1,000 as reimbursement of the Company's costs. In addition, the Company made non-interest bearing advances to JHA of $22,000, $87,684 and $66,026 during the years ended December 31, 1996, 1995 and 1994, respectively. JHA has made repayments of these advances of $6,141, $67,401 and $9,069 during the fiscal years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, JHA was indebted to the Company
in the amount of $67,822.   During 1996, the Company adopted a policy to not
make any further advances to JHA, and JHA executed a promissory note payable to the Company with a principal balance of $67,822 at December 31, 1996 bearing interest at eight percent per annum and payable in 60 installments of $1,499 per month.

     At December 31, 1996 and 1995, the balance due on a short-term loan from the Company's Chief Executive Officer and major shareholder was $-0- and $81,929, respectively. During 1995, the Company combined interest payable of approximately $52,000 with the principal due under the loan and began making weekly interest and principal payments of $1,500. During 1996, the Company did not receive any advances under the loan, while during 1995, the Company received aggregate advances of $31,963 under the loan. During the years ended December 31, 1996 and 1995, the Company made principal payments of $81,929 and $127,615, respectively, thereon to the Company's Chief Executive Officer and major shareholder. The loan was unsecured, due on demand and bore interest at 12 percent per annum.

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

     Included among the consumer benefits sold by the Company are legal services provided by Pre-Paid Legal Services, Inc. ("PPL"). Purchasers of these legal services make payments directly to PPL and PPL in turn pays the Company commissions on these sales. Harland C. Stonecipher, the founder and Chief Executive Officer of PPL is a Director of the Company. During the years ended December 31, 1996 and 1995, the Company received commissions from PPL on these sales totaling $9,116 and $16,415, respectively.

     During the years ended December 31, 1996 and 1995, the Company paid Curtis
H. Wilson, Sr., a Director of the Company, sales commissions of $38,337, and $51,669, respectively. During the years ended December 31, 1996 and 1995, the Company paid William A. LaReese, a greater than five percent beneficial owner of the Company's Common Stock, sales commissions of $9,101, and $10,662, respectively. During the years ended December 31, 1996 and 1995, the Company paid jointly Robert and Retha Nance, who are greater than five percent beneficial owners of the Company's Common Stock, sales commissions of $749, and $12,433, respectively. In addition, during the year ended December 31, 1996 and 1995, the Company paid jointly Roger P. Baresel, an executive officer of the Company, and his wife, Judith A. Baresel, sales commissions of $6 and $672, respectively.

     During 1995, the Company granted Roger P. Baresel, an executive officer and Director of the Company, 10-year, transferrable stock options exercisable for the purchase of 125,000 and 43,750 shares of Common Stock for $2.00 and $3.60 per share, respectively. During 1995, Mr. Baresel transferred by gift 156,250 of such stock options to third parties, including 87,500 to his wife, Judith A. Baresel, and 12,500 to Mrs. Baresel in her capacity as guardian for the benefit of their children. In addition, during 1994, the Company granted Mr. Baresel five-year stock options exercisable for the purchase of 10,000 shares of Common Stock for $2.16 per share. All of the stock options were granted at the fair market value of the Common Stock on the date of grant and are currently exercisable.

     During 1995, the Company granted John M. Hail, an executive officer and Director of the Company, 10-year, transferrable stock options exercisable for the purchase of 375,000 shares of Common Stock for $2.00 per share. During 1995, Mr. Hail transferred by gift 225,000 of these stock options to third parties. All of the stock options were granted at the fair market value of the Common Stock on the date of grant and are currently exercisable.

     During 1995, the Company granted Curtis H. Wilson, Sr., a Director of the Company, six-year stock options exercisable for the purchase of 125,000 shares of Common Stock for $3.60 per share. All of the stock options were granted at the fair market value of the Common Stock on the date of grant and are currently exercisable.

     During 1995, the Company granted R. Terren Dunlap, a Director and executive officer of the Company, five-year stock options exercisable for the purchase of 37,500 shares of Common Stock for $2.16 per share. All of the stock options were granted at the fair market value of the Common Stock on the date of grant and are currently exercisable.

     During 1995, the Company granted United Financial Advisory Services, Inc. five-year stock options exercisable for the purchase of 125,000 shares of Common Stock for $3.60 per share and 125,000 shares of Common Stock for $4.96 per share. All of the stock options were granted at or above the fair market value of the Common Stock on the date of grant and are currently exercisable. As a result of the grant of these stock options, United Financial Advisory Services, Inc. became a greater than five percent beneficial owner of the Common Stock of the Company.

     During 1995, the Company granted Robert Nance, a greater than five percent beneficial owner of the Common Stock of the Company, five-year stock options exercisable for the purchase of 49,125 shares of Common Stock for $2.00 per share and two-year stock options exercisable for the purchase of 6,945 shares of Common Stock for $2.16 per share. Furthermore, during 1994, Mr. Nance was granted five-year stock options exercisable for the purchase of 5,358 shares of Common Stock for $2.80 per share. All of the stock options were granted at or above the fair market value of the Common Stock on the date of grant and are currently exercisable.

     During 1995, Gene Burson, a director and shareholder of Miracle Mountain International, Inc. ("MMI"), advanced $56,253 to MMI pursuant to a demand note bearing nine percent interest. During 1995, MMI did not make any principal or interest payments on this note. In accordance with the terms of the Stock Purchase Agreement pursuant to which the Company acquired MMI, Mr. Burson contributed the note to MMI as additional capitalization of MMI.

     The Board of Directors of the Company believes that the terms of the transactions described above were at least as favorable as could be obtained from unaffiliated third parties. The Company has adopted policies that any loans to officers, directors and five percent or more shareholders ("affiliates") are subject to approval by a majority of the disinterested independent directors of the Company and that further transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties and approved by a majority of the disinterested independent directors. As of the date of this report, the Board of Directors is comprised of five members of which two are independent directors.

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------

The following documents are filed as part of this report:

1.  Financial Statements appearing at pages F-2 through F-18:

     Report of Independent Certified Public Accountants.

     Consolidated Balance Sheets - December 31, 1996 and 1995.

     Consolidated Statements of Operations - For The Years Ended December 31, 1996, 1995, and 1994.

     Consolidated Statements of Stockholders' Equity (Deficiency) - For The Years Ended December 31, 1996, 1995 and 1994.

     Consolidated Statements of Cash Flows - For The Years Ended December 31, 1996, 1995 and 1994.

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

     10.12  Agreement between Registrant and Health Management Systems, Inc. (4)

     10.13  Agreement between Registrant and Consumer's Choice  Association (5)

     10.14  Agreement between Registrant and Innovative Benefits, Inc.(5)

     10.15  Secondary Public Offering Letter of Intent.

     22     Subsidiaries of the Registrant (3)

------------------
(1) Filed as an exhibit to Registrant's Form 8-K dated May 19, 1989, which is incorporated herein by reference.
(2) Filed as an exhibit to Registrant's Form S-1 Registration Statement (No. 33-25701) which is incorporated herein by reference.
(3) Filed as an exhibit to Registrant's Form 10-K for the year ending December 31, 1989, which is incorporated herein by reference.
(4) Filed as an exhibit to Registrant's Form 10-K for the year ending December 31, 1990, which is incorporated herein by reference.
(5) Filed as an exhibit to Registrant's Form 10-K for the year ending December 31, 1991, which is incorporated herein by reference.
(6) Filed as an exhibit to Registrant's Form 10-KSB for the year ending December 31, 1993, which is incorporated herein by reference.
(7) Filed as an exhibit to Registrant's Form 8-K filed December 11, 1995, which is incorporated herein by reference.
(8) Filed as exhibits to Registrant's Registration Statement on Form SB-2, as filed with the Commission on December 18, 1995, and as amended pursuant to Amendment No. 1 as filed with the Commission on July 1, 1996.


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

                                    REGISTRANT:
                                    ADVANTAGE MARKETING SYSTEMS, INC.
                                 (FORMERLY AMS, INC.)


Date: April 12, 1997             By: /S/ John W. Hail
                                    --------------------------------------------
                                         John W. Hail, Chief Executive Officer


Date: April 12, 1997             By: /S/ Roger P. Baresel
                                    --------------------------------------------
                                         Roger P. Baresel, President, Chief
                                         Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 12, 1997        By: /S/ John W. Hail
                               ------------------------------------------
                                     John W. Hail, Chief Executive
                                     Officer, Chairman of the Board
                                     and Director


Date: April 12, 1997        By: /S/ Curtis H. Wilson, Sr.
                               ------------------------------------------
                                     Curtis H. Wilson, Sr., Vice-
                                     Chairman of the Board and Director


Date: April 12, 1997        By: /S/ Roger P. Baresel
                               ------------------------------------------
                                     Roger P. Baresel, Chief Financial
                                     Officer and Director

Date: April 12, 1997        By: /S/ R. Terren Dunlap
                                -----------------------------------------
                                     R. Terren Dunlap, Director

Date: April 12, 1997        By: /S/ Harland C. Stonecipher
                                -----------------------------------------
                                     Harland C. Stonecipher, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
-------------------------------------------------------------------------------
15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
--------------------------------------------------------------------------------
SECTION 12 OF THE ACT.
---------------------

(A)(1) No annual report for the fiscal year ended December 31, 1996, has been sent to the Registrant's security holders.

(A)(2) The notice of annual meeting, proxy statement and form of proxy sent to the Registrant's security holders of record on June 28, 1996, with respect to the annual meeting held on August 9, 1996, appear at pages P-1 through P-12.

                         INDEX TO FINANCIAL STATEMENTS

                       ADVANTAGE MARKETING SYSTEMS, INC.

                                                                                               Page
                                                                                               ----
Independent Auditors' Report ...............................................................   F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995 ...............................   F-3

Consolidated Statements of Operations for Years Ended December 31, 1996, 1995 and 1994 .....   F-4

Consolidated Statements of Stockholders' Equity (Deficiency) for Years Ended
          December 31, 1996, 1995 and 1994 .................................................   F-5

Consolidated Statements of Cash Flows for Years Ended December 31, 1996, 1995 and 1994 .....   F-6

Notes to Consolidated Financial Statements for Years Ended December 31, 1996, 1995 and 1994.   F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Advantage Marketing Systems, Inc.
(formerly AMS, Inc.) and Subsidiary
Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheets of Advantage Marketing Systems, Inc. (formerly AMS, Inc.) and subsidiary (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advantage Marketing Systems, Inc. (formerly AMS, Inc.) and subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                             DELOITTE & TOUCHE LLP

Oklahoma City, Oklahoma
April 4, 1997

ADVANTAGE MARKETING SYSTEMS, INC.
(FORMERLY AMS, INC.) AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

ASSETS                                                                             1996           1995
CURRENT ASSETS:
 Cash                                                                          $   169,569    $   112,087
 Receivables - net of allowances of $25,804 and $21,485, respectively               52,013         18,299
 Receivable from affiliate                                                          13,042         51,963
 Commission advances                                                                44,821          2,371
 Inventory                                                                         217,945         98,621
 Deferred income taxes                                                             157,853           -
                                                                               -----------    -----------
     Total current assets                                                          655,243        283,341

COMMISSION ADVANCES - NONCURRENT                                                     4,341             65

RECEIVABLES - NONCURRENT                                                            18,000         22,620

RECEIVABLE FROM AFFILIATE - NONCURRENT                                              54,780           -

PROPERTY AND EQUIPMENT, Net                                                        377,190        159,797

GOODWILL, Net                                                                      109,232           -

COVENANT NOT TO COMPETE, Net                                                        52,222           -

DEFERRED INCOME TAXES                                                              341,760           -

OTHER ASSETS                                                                       177,573         67,173
                                                                               -----------    -----------
TOTAL                                                                          $ 1,790,341    $   532,996
                                                                               -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
 Accounts payable                                                              $   268,433    $    91,949
 Accrued expenses                                                                  247,883        151,654
 Accrued promotion expense                                                          46,370         99,424
 Notes payable:
  Stockholders                                                                        -            81,929
  Other                                                                              9,446          8,440
 Capital lease obligations                                                          66,758         20,679
                                                                               -----------    -----------
     Total current liabilities                                                     638,890        454,075

LONG-TERM LIABILITIES:
 Notes payable - other                                                              19,049         28,500
 Capital lease obligations                                                         210,973         75,649
                                                                               -----------    -----------
     Total liabilities                                                             868,912        558,224
                                                                               -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (DEFICIENCY):
 Preferred stock - $.0001 par value; authorized 5,000,000 shares, none issued         -              -
 Common stock - $.0001 par value; authorized 495,000,000 shares; issued and
  outstanding 2,143,441 and 2,123,191 shares, respectively (See Note 6)                214            212
 Paid-in capital                                                                 1,981,380      1,859,882
 Accumulated deficit                                                            (1,060,165)    (1,885,322)
                                                                               -----------    -----------
     Total stockholders' equity (deficiency)                                       921,429        (25,228)
                                                                               -----------    -----------

TOTAL                                                                          $ 1,790,341    $   532,996
                                                                               -----------    -----------

See notes to consolidated financial statements.

ADVANTAGE MARKETING SYSTEMS, INC.
(FORMERLY AMS, INC.) AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                         1996           1995         1994
REVENUES:
 Programs                            $ 5,785,841    $ 4,382,935   $ 2,564,542
 Promotional material                    344,075        109,733        82,780
 Other                                    33,824         25,535        30,625
                                     -----------    -----------   -----------
     Total revenues                    6,163,740      4,518,203     2,677,947
                                     -----------    -----------   -----------

COSTS AND EXPENSES:
 Programs                              1,285,689      1,094,157       684,128
 Promotional material                    336,351         92,087        83,964
 Selling                               3,066,962      2,201,510     1,289,616
 General and administrative            1,138,656        857,743       515,158
 Interest expense                         10,538         22,998        25,075
                                     -----------    -----------   -----------

     Total expenses                    5,838,196      4,268,495     2,597,941
                                     -----------    -----------   -----------

INCOME BEFORE TAXES                      325,544        249,708        80,006

TAX BENEFIT                              499,613           -             -
                                     -----------    -----------   -----------

NET INCOME                           $   825,157    $   249,708   $    80,006
                                     ===========    ===========   ===========

Weighted average common shares
 outstanding                           3,770,874      2,662,681     2,119,356

Net income per common share          $       .29    $       .09   $       .04


See notes to consolidated financial statements.

ADVANTAGE MARKETING SYSTEMS, INC.
(FORMERLY AMS, INC.) AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                                                                       TOTAL
                                                                                                    STOCKHOLDERS'
                                        SHARES          COMMON        PAID-IN       ACCUMULATED        EQUITY
                                     (SEE NOTE 6)        STOCK        CAPITAL         DEFICIT       (DEFICIENCY)
BALANCE,
 JANUARY 1, 1994                       2,105,599        $  211     $ 1,823,236      $(2,215,036)    $  (391,589)

Conversion of payables
 into stock                                1,342           -             2,147             -              2,147

Issuance of stock for
 services received                        13,750             1          21,999             -             22,000

Net income                                  -              -              -              80,006          80,006
                                      ----------        ------     -----------      -----------     -----------

BALANCE,
 DECEMBER 31, 1994                     2,120,691           212       1,847,382       (2,135,030)       (287,436)

Warrants exercised                         1,250           -             7,500             -              7,500

Issuance of stock for cash                 1,250           -             5,000             -              5,000

Net income                                  -              -              -             249,708         249,708
                                      ----------        ------     -----------      -----------     -----------

BALANCE,
 DECEMBER 31, 1995                     2,123,191           212       1,859,882       (1,885,322)        (25,228)

Issuance of stock for Miracle
 Mountain International, Inc.
  acquisition                             20,000             2         119,998             -            120,000

Warrants exercised                           250           -             1,500             -              1,500

Net income                                  -              -              -             825,157         825,157
                                      ----------        ------     -----------      -----------     -----------

BALANCE,
 DECEMBER 31, 1996                     2,143,441        $  214     $ 1,981,380      $(1,060,165)    $   921,429
                                      ==========        ======     ===========      ===========     ===========

See notes to consolidated financial statements.

ADVANTAGE MARKETING SYSTEMS, INC.
(FORMERLY AMS, INC.) AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                                               1996          1995          1994
CASH FLOW FROM OPERATING ACTIVITIES:
 Net income                                                                 $ 825,157     $ 249,708     $  80,006
 Adjustments to reconcile net income to net
  cash used by operating activities:
   Depreciation and amortization                                               65,993        43,310        33,403
   Deferred taxes                                                            (499,613)          -             -
   Provision for bad debts                                                      4,319         2,000           844
   Write-off of deferred offering costs                                        15,000           -             -
   Gain on sale of property and equipment                                      (1,572)          -             -
   Stock issued for services                                                      -             -          22,000
   Stock issued for refunds                                                       -             -           2,147
   Changes in assets and liabilities which provided (used) cash:
    Receivables and advances                                                  (80,139)        7,280        31,819
    Inventory                                                                (119,324)      (50,750)      (28,854)
    Accounts payable and accrued expenses                                     216,600       150,149        20,871
    Notes payable to associates                                                   -             -         (10,728)
    Interest payable                                                              -             -          20,860
    Deferred revenue                                                              -         (40,852)      (63,156)
                                                                            ---------     ---------     ---------
      Net cash provided by operating activities                               426,421       360,845       109,252
                                                                            ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                          (66,675)      (50,105)       (6,689)
 Advances to affiliate                                                        (22,000)      (87,684)      (66,026)
 Proceeds from sale of property and equipment                                   1,700           -             -
 Repayment of advances to affiliate                                             6,141        67,401         9,069
 Purchase of Miracle Mountain International, Inc.                             (56,103)          -             -
                                                                            ---------     ---------     ---------
      Net cash used for investing activities                                 (136,937)      (70,388)      (63,646)
                                                                            ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                         1,500        12,500           -
 Loans from stockholders                                                          -          31,963        61,374
 Other loans                                                                      -          39,098         3,685
 Bank overdraft                                                                   -         (46,663)       13,074
 Payment of deferred offering costs                                          (125,400)      (52,777)          -
 Payment on notes payable - stockholders                                      (81,929)     (142,615)      (79,138)
 Payment on notes payable - other                                              (8,445)       (7,985)       (4,666)
 Principal payment on capital leases                                          (17,728)      (11,891)      (39,935)
                                                                            ---------     ---------     ---------
      Net cash used in financing activities                                  (232,002)     (178,370)      (45,606)
                                                                            ---------     ---------     ---------

NET INCREASE IN CASH                                                           57,482       112,087           -

BEGINNING CASH BALANCE                                                        112,087           -             -
                                                                            ---------     ---------     ---------

ENDING CASH BALANCE                                                         $ 169,569     $ 112,087     $     -
                                                                            =========     =========     =========

                                                                     (Continued)

ADVANTAGE MARKETING SYSTEMS, INC.
(FORMERLY AMS, INC.) AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                  1996        1995        1994
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
  Cash paid during the year for:
   Interest                                     $ 23,021    $ 27,335   $ 4,215

 Noncash financing and investing activities:
  Additions to property and equipment
   through capital leases                        199,131     108,219      -
  Reclassify interest payable to
   notes payable - stockholders                     -         51,806      -

 Fair value of capital stock issued to purchase
  Miracle Mountain International, Inc.           120,000        -         -

 Issuance of common stock in satisfaction of
  notes and accounts payable                        -           -       89,892

                                                                     (Concluded)

See notes to consolidated financial statements.

ADVANTAGE MARKETING SYSTEMS, INC.
(FORMERLY AMS, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Advantage Marketing Systems, Inc. (formerly AMS, Inc.), and its wholly owned subsidiary, Miracle Mountain International, Inc. (the "Company"). All significant intercompany accounts have been eliminated.

     NATURE OF BUSINESS - The Company is engaged in marketing consumer products and services. The Company has negotiated marketing agreements with various providers to market nutritional supplements and service contracts through a multi-level sales organization of independent sales associates developed by the Company.

     The Company also sells supplies and materials to its sales associates.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION - Program revenue is recognized when products are shipped or services are rendered. Sales of training and promotional material to the sales force are recorded as revenue when the goods are shipped.

     INVENTORY - Inventory consists of consumer product inventory, and training and promotional material such as video tapes, cassette tapes and paper supplies held for sale to customers and independent sales associates. Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out method.

     INTANGIBLES - Intangible assets consist of goodwill and a covenant not to compete. Goodwill represents the excess of cost over the fair value of the net assets of acquired subsidiaries. The Company amortizes goodwill over seven years. The covenant not to compete is being amortized over the life of the contract. The goodwill amortization for the year ended December 31, 1996 was $9,930. Covenant amortization for the year ended December 31, 1996 was $7,778.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost or, in the case of leased assets under capital leases, at the fair value of the leased property and equipment, less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets of three to five years. Assets under capital leases and leasehold improvements are amortized over the lesser of the term of the lease or the life of the asset.

     LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Effective for fiscal years beginning after December 15, 1995, SFAS 121 establishes accounting standards for identifying and calculating the impairment of long-lived assets, certain identifiable intangibles and goodwill related to such assets. The Company adopted SFAS 121 in 1996 which did not have a material effect on the Company's consolidated financial statements. Management of the Company assesses recoverability of its long-lived assets based on undiscounted cash flows.

     EARNINGS PER SHARE - Earnings per common share are computed by dividing net income by the weighted average number of shares outstanding during the period after giving effect to the reverse stock split discussed in Note 6. Outstanding stock options and warrants are included in the calculation of primary earnings per share when they meet the criteria for common stock equivalents and their effect is dilutive. The Company determined 1996 earnings per share using the modified treasury stock method which assumes changes to interest income and expense as part of the calculation. The effects of common stock equivalents on the weighted average number of shares outstanding was an increase of 1,636,000 shares and of assumed interest changes was an increase in net income of approximately $254,000. The effect of common stock equivalents on the weighted average number of shares outstanding at December 31, 1995 and 1994 was an increase in shares of 538,000 and -0-, respectively. Warrants have not been included in the earnings per share calculation at December 31, 1995 and 1994 as they do not meet the criteria for common stock equivalents. No difference exists between primary and fully diluted earnings per share. In February 1997, the FASB issued SFAS No. 128, Earnings per Share. The Company believes that adopting SFAS No. 128 will not have a material effect on the Company's consolidated financial position or results of operations, but will result in changes in the calculation of earnings per share.

     INCOME TAXES - The Company uses an asset and liability approach to account for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. A valuation allowance is established if, in management's opinion, it is more likely than not that some portion of the deferred tax asset will not be realized.

     FAIR VALUE DISCLOSURES - The Company's financial instruments consist of accounts receivable, accounts payable, advances due from an affiliate and current and long-term notes payable. Amounts recorded for accounts receivable, accounts payable and current notes payable approximate fair value due to the short duration of such amounts. The interest rates on advances due from the affiliate and on notes payable reflect current market rates. Consequently, the carrying value of these instruments approximate fair value.

     ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED - In February 1997, the FASB issued SFAS No. 129, Disclosure of Information About Capital Structure. The Company will adopt SFAS No. 129 when required. Management believes that adoption of this standard will not have a material impact on the Company's consolidated financial position or results of operations.

     STOCK OPTION PLAN - The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation on January 1, 1996, as required. The Company has elected to continue applying Accounting Principles Board Opinion No. 25 in accounting for its stock-based compensation awards as permitted under SFAS

     No. 123 and to disclose the proforma effects of applying SFAS 123 in the footnotes. Accordingly, no compensation cost relating to the stock option plan has been recognized in the accompanying consolidated financial statements.

     RECLASSIFICATIONS - Certain reclassifications have been made to prior year balances to conform with the presentation for the current period.

2.   OTHER ASSETS

     Other assets consist primarily of the direct costs, mainly legal, accounting and filing fees, associated with a registration statement filed by the Company with the Securities and Exchange Commission. The registration statement was declared effective January 16, 1997. See discussion of this registration statement at Note 12.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                            1996          1995

          Office furniture, fixtures, and equipment      $ 633,086    $ 378,287
          Automobiles                                       44,872       54,056
          Leasehold improvements                            26,576       22,220
                                                         ---------    ---------
                                                           704,534      454,563
          Accumulated depreciation and amortization       (327,344)    (294,766)
                                                         ---------    ---------

          Total property and equipment, net              $ 377,190    $ 159,797
                                                         =========    =========

4.   NOTES PAYABLE TO STOCKHOLDERS

     The Company had a note payable to its major stockholder and chief executive officer in the amount of $81,929 at December 31, 1995. During 1995, the Company combined interest payable on the note of approximately $52,000. The principal was due on demand and bore interest at 12%. During 1996, 1995 and 1994, the Company received advances of $-0-, $31,963 and $61,374, respectively, and made payments of $81,929, $127,615 and $79,138, respectively, on this payable. As of December 31, 1996, the note payable had been paid in full.

     During 1994, the Company had a note payable to a stockholder in the amount of $15,000, bearing interest at 12%. Terms of the note required eight quarterly payments of principal and interest beginning in the first quarter of 1995. In 1995, the note was paid in full.

5.   LEASE AGREEMENTS

     During 1995 and 1996, the Company entered into various capital leases for office related equipment. The lease terms range from 36 to 60 months. Additionally, annual lease rental payments for each lease range from $1,300 to $40,000 per year. The schedule of future minimum lease payments below reflects all payments under the leases.

     The property and equipment accounts include $306,595 and $106,269 for leases that have been capitalized at December 31, 1996 and 1995, respectively. Related accumulated amortization amounted to $28,864 and $9,941 at December 31, 1996 and 1995, respectively.

     The Company leases office space and certain equipment under noncancelable operating leases.

     Future minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms of one year or more at December 31, 1996 are as follows:

                                                             CAPITAL       OPERATING
          Year ending:                                       LEASES          LEASES        TOTAL
          1997                                             $  87,804      $  69,535      $  157,339
          1998                                                87,804         24,235         112,039
          1999                                                67,451           -             67,451
          2000                                                42,954           -             42,954
          2001                                                40,272           -             40,272
                                                           ---------      ---------      ----------

          Total minimum lease payments                       326,285      $  93,770      $  420,055
                                                                          =========      ==========
          Less amount representing interest                   48,554
                                                           ---------

          Present value of net minimum lease payments        277,731
          Less current portion                                66,758
                                                           ---------

          Long-term capital lease obligations              $ 210,973
                                                           ---------

     Rental expense under operation leases for the years ended December 31, 1996, 1995 and 1994 was $63,425, $55,476 and $57,458, respectively.

6.   STOCKHOLDERS' EQUITY

     COMMON STOCK - On October 29, 1996, the Board of Directors of the Company effected a one-for-eight reverse split of the Company's outstanding common stock, options and warrants. In addition, the number of the Company's outstanding options and warrants have been reduced by a factor of eight and their exercise price has been increased by a factor of eight pursuant to this action.

     This one-for-eight reverse split is reflected in the accompanying consolidated financial statements and footnotes on a retroactive basis. The Company's previously reported number of shares of common stock issued and outstanding at December 31, 1995 and 1994 or 16,985,524 and 16,965,524, has been adjusted to 2,123,191 and 2,120,691, respectively. Previously reported weighted average number of outstanding shares of common stock for the years ended December 31, 1995 and 1994, of 21,301,441 and 16,954,848, has been adjusted to 2,662,681 and 2,119,356, respectively. Previously reported earnings per share for the years ended December 31, 1995 and 1994, of $.01 and NIL has been adjusted to $.09 and $.04, respectively.

     The Company has filed a registration statement with the Securities and Exchange Commission to register common stock to be issued in association with the redemption of outstanding warrants and distribution of common stock rights. This registration statement was declared effective on January 16, 1997. See Note 12.

     During 1996, the Company issued 20,000 shares of common stock in exchange for all of the issued and outstanding capital stock of a similar multi-level marketing company. See discussion of this acquisition at Note 11.

     During 1994, $2,147 of accounts payable were settled by the Company through the issuance of 1,342 shares of its common stock with an estimated fair value as of the date of settlement which equaled the liability. No gain or loss was recorded as a result of this transaction.

     During 1994, the Company issued 7,500 shares of its common stock to a consultant for services rendered and 6,250 shares of stock for services performed by individuals primarily involved in marketing the Company's programs. A charge of $22,000, the estimated fair value of the shares at the date of issuance, was recorded as selling expense.

     COMMON STOCK OPTIONS - The Company issued options in 1995 and 1994 primarily for services rendered. The exercise price of these options was equal to or in excess of the fair market value of the Company's common stock at the date these options were issued. See Note 7 for the pro forma effects of SFAS 123.

     During 1995, the Company issued various options at exercise prices ranging from $2.00 per share to $6.48 per share. Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. All of the issued and outstanding options are currently exercisable.

     During 1994, the Company issued options on 34,108 shares of the Company's common stock at exercise prices of $2.16 and $2.80 per share. These options are exercisable at any time through December 31, 1999, so long as the individual is continuing to provide services to the Company at the date of exercise and vest at 20% per year.

     The following table summarizes the Company's stock option activity for the years ended December 31, 1996, 1995 and 1994 (as restated for the one-for-eight reverse split in October 1996):

                                              EXERCISE                  EXERCISE                 EXERCISE
                                  1996          PRICE        1995         PRICE         1994       PRICE
     Options outstanding,
      beginning of year        1,540,177     $1.60-6.48     350,358     $1.60-2.80    316,250       $1.60

     Options granted
      during the year:              -             -         706,624         2.00         -            -
                                    -             -          44,445         2.16       28,750        2.16
                                    -             -            -             -          5,358        2.80
                                    -             -         302,500         3.60         -            -
                                    -             -         125,000         4.96         -            -
                                    -             -          11,250         6.48         -            -
                               ---------                  ---------                 ---------
                                    -                     1,189,819                    34,108
                               ---------                  ---------                 ---------
     Options expired
      during the year             11,250         6.48          -                         -
                               ---------                  ---------                 ---------

     Options outstanding,
      end of year              1,528,927     $1.60-6.48   1,540,177     $1.60-6.48    350,358    $1.60-2.80
                               ---------                  ---------                 ---------

     COMMON STOCK WARRANTS - The following table summarizes the Company's common stock warrants and their activity for the years ended December 31, 1996, 1995 and 1994 (as restated for the one-for-eight reserve split in October
     1996):

                                                  WARRANTS
                                                ISSUED AND    EXERCISE
       DECEMBER 31 1996:                        OUTSTANDING    PRICE        EXERCISE PERIOD
        Class A Warrants, beginning of year       524,610       $ 6.00       4/26/89 - 7/26/97

        Class A Warrants exercised
         during the year                             (250)      $ 6.00
                                                  -------

        Class A Warrants, end of year             524,360
                                                  -------

        Class B Warrants                          524,860       $ 8.00       4/26/89 - 7/26/97
                                                  =======

       DECEMBER 31, 1995:

        Class A Warrants, beginning of year       525,860       $ 6.00       4/26/89 - 7/26/97

        Class A Warrants exercised
         during the year                           (1,250)      $ 6.00
                                                  -------

        Class A Warrants, end of year             524,610
                                                  =======

        Class B Warrants                          525,860       $ 8.00       4/26/89 - 7/26/97
                                                  -------

       DECEMBER 31, 1994:

        Class A Warrants                          525,860       $ 6.00       4/26/89 - 7/26/97
                                                  -------

        Class B Warrants                          525,860       $ 8.00       4/26/89 - 7/26/97
                                                  -------

     Each warrant entitles the holder to purchase one share of common stock. The Company redeemed all Class A and B Warrants in January 1997. See discussion of the redemption at Note 12.

     OFFERING - The Company has signed a letter of intent with an underwriter to make a firmly underwritten public offering in 1997 of units consisting of one share of common stock of the Company and a warrant to purchase one additional such share. The agreement between the Company and the underwriter includes a provision requiring the Company to grant a warrant to the underwriter.

7.   STOCK OPTION PLAN

     During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for grant can consist of (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock, $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors, and consultants. Nonemployee directors are excluded from Plan participation. The option price for shares of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options shall be exercisable within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock options originally granted. Options can only be exercised in tandem and only be exercised when the market price of the Company's common stock exceeds the exercise price. No options under this Plan have been granted or exercised as of December 31, 1996.

     The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock-based compensation awards. Accordingly no compensation cost has been recognized in the accompanying consolidated financial statements. The following proforma data is calculated as if compensation cost for the Company's stock-based compensation awards (see also Note 6) was determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation:

                                                        DECEMBER 31,
                                            ---------------------------------
                                                    1996           1995
     Net income as reported                       $825,157         $249,708
     Proforma net income (loss)                   $825,157      $(1,830,000)

     Net income per common share as reported         $0.29           $ 0.09
     Proforma net income (loss) per common share     $0.29           $(0.69)

     The weighted average fair value at the date of grant for options granted in fiscal year 1995 was $2.73. This fair value is estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield; volatility of 59%; a weighted average risk-free interest rate of 6.8%; no assumed forfeitures; and a weighted average expected life of 7.3 years. The proforma amounts above are not likely to be representative of future years because options vest over several years and additional awards are generally made each year.

8.   RELATED PARTIES

     During 1996, 1995 and 1994, the Company received approximately $9,116, $16,415 and $71,713, respectively, from Pre-Paid Legal Services, Inc., a stockholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal Services, Inc.

     The Company made non-interest bearing cash advances to the John Hail Agency, Inc. ("JHA"), a company of which the Company's Chief Executive Officer and major shareholder is the sole director and shareholder, of $22,000, $87,684 and $66,026 during the years ended December 31, 1996, 1995 and 1994, respectively. JHA made repayments of these advances of $6,141, $67,401 and $9,069 during the years ended December 31, 1996, 1995 and 1994, respectively. The Company also provided administrative services for JHA and recognized revenue from JHA of $6,000, $12,000 and $12,000 for the years ended December 31, 1996, 1995 and 1994, respectively, and are included in the advances. The Company ceased providing administrative services for JHA during 1996 and adopted a policy to not make any further advances to JHA. JHA has executed a promissory note payable to the Company with a principal balance of $67,822 at December 31, 1996, bearing interest at 8.00% per annum and payable in installments of $1,499 per month.

     Certain stockholders receive commissions on revenue of the Company. Such commissions are recognized as compensation to the stockholders and are included in selling expense.

9.   INCOME TAXES

     On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Based upon the historical trend of increasing earnings, management has concluded that it is more likely than not that a tax benefit will be realized from its deferred tax assets and has therefore eliminated the previously recorded valuation allowance.

     The Company's deferred tax assets relate primarily to net operating loss carryforwards for income tax purposes at December 31, 1996, totaling approximately $1,346,951, which will begin to expire in 2003. Reduction on the valuation allowance resulted in a deferred tax asset at December 31, 1996, of $499,613 and a corresponding tax benefit for the year ended December 31, 1996.

     A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                      1996       1995      1994
          Statutory Federal income tax rate           34.0%      34.0%     34.0%
          State tax effective rate                     2.6        3.7       4.8
          Benefit of graduated tax rates              (0.5)      (2.2)    (13.5)
          Benefit of operating loss carryforwards    (36.1)     (35.5)    (25.3)
          Reduction in valuation allowance          (153.5)       0.0       0.0
                                                    ------      -----     -----

          Effective income tax rate                 (153.5)%      0.0%      0.0%
                                                    ======      =====     =====

     Deferred tax liabilities and assets at December 31, 1996 and 1995 are comprised of the following:

                                                                        DECEMBER 31
                                                                 --------------------------
                                                                   1996              1995
          Deferred tax liabilities:
           Depreciation and amortization                         $   (850)        $    -
                                                                 --------         ---------
               Total deferred tax liabilities                        (850)             -
                                                                 --------         ---------

          Deferred tax assets:
           Depreciation and amortization                             -                3,900
           Net operating loss carryforwards                       500,463           566,400
                                                                 --------         ---------
               Total deferred tax assets                          500,463           570,300
           Valuation allowance for deferred tax assets               -             (570,300)
                                                                 --------         ---------
               Total net deferred tax assets                      500,463              -
                                                                 --------         ---------

          Net deferred taxes                                      499,613              -
          Less current portion of net deferred tax asset          157,853              -
                                                                 --------         ---------

          Noncurrent portion                                     $341,760         $    -
                                                                 ========         =========

10.  COMMISSION ADVANCES

     Commission advances represent advances to certain associates and are repayable from future commissions earned by the associates. These advances do not bear interest and are classified in the accompanying consolidated balance sheets according to the expected timing of commissions to be earned by the associates.

11.  MIRACLE MOUNTAIN INTERNATIONAL, INC.

     Pursuant to a Stock Purchase Agreement having an effective date of May 31, 1996 (the "Purchase Agreement"), the Company acquired all of the issued and outstanding capital stock of Miracle Mountain International, Inc., a Colorado corporation ("MMI"), and MMI became a wholly owned subsidiary of the Company (the "MMI Acquisition"). The MMI Acquisition was accounted for under the purchase method of accounting. MMI is a multi-level marketer of various third-party manufactured nutritional supplement products. Pursuant to the Purchase Agreement and in connection with the MMI Acquisition, the Company issued and delivered to the shareholders of MMI 20,000 shares of the Company's common stock.

     In connection with the MMI Acquisition, the excess of the purchase price of $176,103, which includes $56,103 of transaction costs, over the negative $3,059 fair value of the assets of MMI acquired, net of liabilities assumed, has been allocated $119,162 to goodwill and $60,000 to the covenant not to compete. Goodwill and the covenant not to compete will be amortized over seven and four and one-half year periods, respectively.

     The following unaudited pro forma results of operations for the years ended December 31, 1996 and 1995 are presented as if the MMI Acquisition had been made at the beginning of each period presented. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations.

                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
                                               1996          1995
     Net revenues                          $6,369,000    $4,796,000
     Net income                            $  794,000    $   89,000
     Net income per common share                $0.28         $0.03

12.  SUBSEQUENT EVENTS

     On January 31, 1997, pursuant to a Stock Purchase Agreement (the "Purchase Agreement"), the Company acquired all of the issued and outstanding capital stock of Chambre International, Inc., a Texas corporation ("CII"), and CII became a wholly owned subsidiary of the Company (the "CII Acquisition"). The CII Acquisition will be accounted for under the purchase method of accounting. CII is a multi-level marketer of various third-party manufactured cosmetics, skin care and hair care products. Pursuant to the Purchase Agreement and in connection with the CII Acquisition, the Company issued and delivered to the shareholders of CII 6,482 shares of common stock. In addition, the Company agreed to issue and deliver an additional 7,518 shares of common stock to the shareholders of CII on or before May 31, 1997, pending determination of certain liabilities.

     On March 31, 1997, the Company signed a letter of intent to purchase all of the assets of Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., and Now International, Inc. (the "Group"). The Company will purchase all of the assets of the Group, free and clear of all liens and encumbrances, for a combination of $1,200,000 cash and shares of the Company's restricted (unregistered) common stock (the "Purchase Price") with an estimated fair value of up to $2,700,000, dependent upon meeting certain future sales targets. The cash portion of the Purchase Price will be payable at closing. The stock portion of the Purchase Price will be issued and delivered over a 25-month period with stock valued at $800,000 due at closing, $750,000 due within 14 months of closing, and $1,150,000 due within 25 months from closing. The number of shares of common stock to be issued is subject to the market value of the Company's common stock at date of issuance and delivery. The Purchase Price is subject to adjustment based on sales performance over a two-year period. The Group acquisition will be accounted for under the purchase method of accounting. Each company in the Group is a multi-level marketer of various third-party manufactured nutritional supplements.

     On January 31, 1997, at 5:00 p.m. Central Standard Time, the Company distributed, at no cost, non-transferable rights ("Rights") to the holders of record of shares of its common stock, par value $.0001 per share. The Rights entitled the holders (the "Rights Holders") to subscribe for and purchase up to 2,148,191 units (each unit consisting of one share of common stock and one 1997-A warrant) for the price of $6.80 per unit (the "Rights Offering"). The record date holders of common stock received one Right for each share of common stock held by them as of the record date. The Rights expired at 5:00 p.m. Central Standard Time, on March 17, 1997. Pursuant to the Rights, Rights Holders could purchase one unit for each Right held.

     The share of common stock and 1997-A warrant comprising each unit were separately transferable immediately after the sale of the units to the Rights Holders. Each 1997-A warrant is exercisable at any time 90 days after January 16, 1997 and on or before January 31, 1999, to purchase one share of common stock for $12.00, subject to adjustment in certain events, and may be redeemed by the Company at any time upon 30 days' notice, at a price of $.0001 per 1997-A warrant.

     Concurrent with this Rights Offering, the Company elected to redeem all of its outstanding Class A and Class B Common Stock Purchase Warrants (the "Public Warrants") for $.0008 per warrant (the "Warrant Redemption") at 5:00 p.m. Central Standard Time, on March 17, 1997. However, in connection with the Warrant Redemption, the Company, pursuant to modification of the terms of the Public Warrants, offered to the Public Warrant holders (the "Warrant Holders") the right to exercise the Public Warrants to purchase units, each comprised of one share of common stock and one 1997-A warrant, at an exercise price of $6.00 per unit (the "Warrant Modification Offering").

     The units in the offerings described above were offered on a best efforts basis by the Company and its officers and directors, without commissions, selling fees or direct or indirect remuneration. The Rights and Warrant Holders were not required to pay any brokerage commissions or fees with respect to the exercise of their Rights or Public Warrants. The Company paid all charges and expenses of the subscription and warrant agents.

     From the proceeds of the Warrant Modification Offering and the Rights Offering, which are estimated at $2,000,000, the Company will pay the costs incurred with respect to the offerings, which are estimated to be $250,000. Deferred offering costs of $175,848 at December 31, 1996, will be charged against the net proceeds from these offerings.

                                  * * * * * *

        [LETTERHEAD OF ADVANTAGE MARKETING SYSTEMS, INC. APPEARS HERE]

--------------------------------------------------------------------------------

                           NOTICE OF ANNUAL MEETING

TO THE SHAREHOLDERS:

     The Annual Meeting of the Shareholders of Advantage Marketing Systems, Inc., an Oklahoma corporation (the "Company"), will be held at the Waterford Hotel, 6300 Waterford Boulevard (Corner of Pennsylvania and NW 63rd), in Oklahoma City, Oklahoma, on August 9, 1996, commencing at 4:00 p.m., Central Daylight-Savings Time, and thereafter as it may be adjourned from time to time, for the following purposes:

1. To elect one director of the Company to hold office until the 1999 annual meeting of shareholders and until his successor shall have been duly elected and qualified;

2. To consider and act upon a proposal to ratify the appointment of Deloitte & Touche as the independent auditor of the Company for 1996; and

3. To transact such other business as may properly come before the meeting or any adjournment thereof.

     Holders of record of Common Stock at the close of business on June 28, 1996, are entitled to notice of and to vote at the meeting or any adjournment thereof, notwithstanding transfer of any stock on the books of the Company after such record date. The accompanying Proxy Statement contains information regarding the matters to be considered at the Annual Meeting. Copies of this Notice and the accompanying Proxy Statement were first mailed to Shareholders on or about July 9, 1996. For reasons outlined in the attached Proxy Statement, the Board of Directors recommends a vote "FOR" the matters being voted upon.

     YOUR ATTENDANCE OR PROXY IS IMPORTANT TO ASSURE A QUORUM AT THE ANNUAL MEETING. SHAREHOLDERS WHO DO NOT EXPECT TO ATTEND THE ANNUAL MEETING IN PERSON ARE REQUESTED TO COMPLETE AND RETURN THE ENCLOSED PROXY, USING THE ENVELOPE PROVIDED, WHICH REQUIRES NO POSTAGE IF MAILED FROM WITHIN THE UNITED STATES. ANY PERSON GIVING A PROXY HAS THE POWER TO REVOKE IT AT ANY TIME PRIOR TO ITS EXERCISE AND, IF PRESENT AT THE ANNUAL MEETING, MAY WITHDRAW IT AND VOTE IN PERSON. ATTENDANCE AT THE ANNUAL MEETING IS LIMITED TO SHAREHOLDERS, THEIR PROXIES AND INVITED GUESTS OF THE COMPANY. ALL SHAREHOLDERS ARE CORDIALLY INVITED TO ATTEND THE ANNUAL MEETING.

                                           BY ORDER OF THE BOARD OF DIRECTORS:

                                           Roger P. Baresel, Corporate Secretary

Oklahoma City, Oklahoma
July 9, 1996

                                PROXY STATEMENT

                                  __________

                       ADVANTAGE MARKETING SYSTEMS, INC.
                    2601 NORTHWEST EXPRESSWAY, SUITE 1210W
                         OKLAHOMA CITY, OKLAHOMA 73112
                                (405) 842-0131

                                  __________

                        ANNUAL MEETING OF SHAREHOLDERS
                         TO BE HELD ON AUGUST 9, 1996

                    SOLICITATION AND REVOCATION OF PROXIES

     This Proxy Statement is furnished to the shareholders of Advantage Marketing Systems, Inc. (the "Company") in connection with an Annual Meeting (the "Annual Meeting") of the holders of the Common Stock of the Company (the "Shareholders") to be held at 4:00 p.m., Central Daylight-Savings Time, on August 9, 1996, at the Waterford Hotel, 6300 Waterford Boulevard (Corner of Pennsylvania and NW 63rd) in Oklahoma City, Oklahoma, and any adjournment thereof. This Proxy Statement and the accompanying Notice of Annual Meeting of shareholders and Proxy were first mailed on or about July 9, 1996, to Shareholders of record on June 28, 1996.

     If the accompanying Proxy is properly executed and returned, the shares of Common Stock represented by the Proxy will be voted at the Annual Meeting. If a Shareholder indicates in his, her or its Proxy a choice with respect to any matter to be acted upon, that Shareholder's shares will be voted in accordance with such choice. If no choice is indicated, such shares will be voted "FOR" the election of the nominee for director listed below and the ratification of the appointment of the independent auditor. The Shareholders will also consider and vote upon such other business as may properly come before the Annual Meeting or any adjournment thereof. The Board of Directors of the Company knows of no business that will be presented for consideration at the Annual Meeting, other than matters described in this Proxy Statement. A Shareholder giving a Proxy may revoke it by giving written notice of revocation to the Secretary of the Company at any time before the Proxy is voted, by executing another valid proxy bearing a later date and delivering such proxy to the Secretary of the Company prior to or at the Annual Meeting, or by attending the Annual Meeting and voting in person.

     Neither the corporate laws of the state of Oklahoma, the state in which the Company is currently incorporated, nor the Company's Certificate of Incorporation or Bylaws have any provisions regarding the treatment of abstentions and broker non-votes. It is the Company's policy (i) to count abstentions or broker non-votes for purposes of determining the presence of a quorum at the Annual Meeting, (ii) to treat abstentions as votes not cast but to treat them as shares represented at the Annual Meeting for determining results on actions requiring a majority vote, and (iii) to consider neither abstentions nor broker non-votes in determining results of plurality votes.

     The expenses of this proxy solicitation, including the cost of preparing and mailing this Proxy Statement and accompanying proxy will be borne by the Company, which are estimated to be $2,000. Such expenses will also include the charges and expenses of banks, brokerage firms, and other custodians, nominees or fiduciaries for forwarding solicitation material regarding the Annual Meeting to beneficial owners of the Company's

Common Stock. Solicitation of proxies may be made by mail, telephone, personal interviews or by other means by the Board of Directors or employees of the Company who will not be additionally compensated therefor, but who may be reimbursed for their out-of-pocket expenses in connection therewith.

                         SHAREHOLDERS ENTITLED TO VOTE

     The Shareholders entitled to vote at the Annual Meeting are the holders of record, at the close of business on June 28, 1996 (the "Record Date"), of the 16,985,524 shares of Common Stock then outstanding. Each holder of a share of Common Stock outstanding on the Record Date will be entitled to one vote on each matter presented at the Annual Meeting for each share held. The Company's officers and directors own a total of 3,422,642 shares, or 20.15 percent of the issued and outstanding Common Stock and intend to vote all of such shares in favor of the matters to be voted upon at the Annual Meeting. There is no cumulative voting with respect to the election of directors. The presence in person or by proxy of the holders of a majority of the shares of Common Stock issued and outstanding at the Annual Meeting will constitute a quorum for the transaction of business. All matters to be brought before the Annual Meeting will require the affirmative vote of a majority of the shares of Common Stock present at the Annual Meeting in person and by proxy and entitled to vote. Votes will be tabulated by an inspector of election appointed by the Board of Directors of the Company.

     THIS PROXY STATEMENT HAS NOT BEEN APPROVED OR DISAPPROVED BY THE SECURITIES AND EXCHANGE COMMISSION NOR HAS THE COMMISSION PASSED UPON THE FAIRNESS OR MERITS OF THESE TRANSACTIONS NOR UPON THE ACCURACY OR ADEQUACY OF THE INFORMATION CONTAINED IN THIS PROXY STATEMENT. ANY REPRESENTATION TO THE CONTRARY IN UNLAWFUL.

     NEITHER THE FACT THAT A REGISTRATION STATEMENT OR AN APPLICATION FOR A LICENSE HAS BEEN FILED WITH THE STATE OF NEW HAMPSHIRE, NOR THAT FACT THAT A SECURITY IS EFFECTIVELY REGISTERED OR A PERSON IS LICENSED IN THE STATE OR NEW HAMPSHIRE, CONSTITUTES A FINDING BY THE DIRECTOR OF THE OFFICE OF SECURITIES REGULATION THAT ANY DOCUMENT FILED UNDER RSA 421-B IS TRUE, COMPLETE AND NOT MISLEADING, NEITHER ANY SUCH FACT NOR THE FACT THAT AN EXEMPTION OR EXCEPTION IS AVAILABLE FOR A SECURITY OR A TRANSACTION MEANS THAT THE DIRECTOR OF THE OFFICE OF SECURITIES REGULATION HAS PASSED IN ANY WAY UPON THE MERITS OR QUALIFICATIONS OF, OR RECOMMENDED OR GIVEN APPROVAL TO, ANY PERSON, SECURITY OR TRANSACTION. IT IS UNLAWFUL TO MAKE, OR CAUSE TO BE MADE, TO ANY PROSPECTIVE PURCHASER, CUSTOMER OR CLIENT ANY REPRESENTATION INCONSISTENT WITH THE PROVISIONS OF THIS PARAGRAPH.

        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

GENERAL

     The following table presents certain information as to the beneficial ownership of the Common Stock as of June 28, 1996 by (i) the only persons known by the Company to own beneficially more than five percent thereof, (ii) each Director and nominee for Director of the Company, (iii) the executive officers of the Company, and (iv) the Executive Officers and Directors as a group, together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated. For purposes of the following table, the number of shares and percent of ownership of outstanding Common Stock that the named person beneficially owned includes shares of Common Stock that such person has the right to acquire within 60 days of June 28, 1996, are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding Common Stock of any other named person.

                                                       SHARES       PERCENT OF
NAME AND ADDRESS OF                                 BENEFICIALLY    OUTSTANDING
 BENEFICIAL OWNER                                      OWNED          SHARES
-------------------                                 ------------    -----------
John W. Hail(1)(2).................................   3,676,237       20.22%
Bruce Greene(3)....................................   2,978,000       15.16%
Curtis H. Wilson, Sr.(1)(4)........................   2,185,087       11.51%
United Financial Advisory Services(5)..............   2,000,000       10.53%
William A. LaReese(6)..............................   1,730,000        9.55%
Robert and Retha Nance(7)..........................   1,588,137        9.06%
Roger P. Baresel(1)(8).............................   1,290,000        7.18%
Harland C. Stonecipher(9)..........................     451,318        2.66%
R. Terren Dunlap(1)(10)............................     300,000        1.74%
Executive Officers and
  Directors as a group
  (five persons)(2)(4)(8)(9)(10)(11)...............   7,902,642       36.82%

____________
(1) A Director and an executive officer of the Company, with a business address of 2601 Northwest Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112.

(2) The shares and percentage include 1,200,000 shares of Common Stock that are subject to currently exercisable stock options granted in 1995 to and held by Mr. Hail.

(3) Mr. Greene's business address is 1465 Greenbrier Drive Green Oaks, Illinois 60048. The shares and percentage include 2,652,000 shares of Common Stock that are subject to currently exercisable Warrants held by Mr. Greene.

(4) The shares and percentage include 2,000,000 shares of Common Stock that are subject to currently exercisable stock options granted to and held by Mr. Wilson (1,000,000 of which were granted in 1995), and 44,300 shares of Common Stock held by Ruth Wilson, wife of Mr. Wilson, and with respect to which Mr. Wilson disclaims any beneficial interest.

                                      -3-

(5) The business address of United Financial Advisors, Inc. is 1601 Northwest Expressway, Suite 2101, Oklahoma City, Oklahoma 73118. The shares and percentage include 2,000,000 shares of Common Stock that are subject to currently exercisable warrants.

(6) Mr. LaReese's business address is 2239 Northwest 30th Street, Oklahoma City, Oklahoma 73112. The shares and percentage include 1,130,000 shares of Common Stock that are subject to currently exercisable Public Warrants.

(7) Mr. and Mrs. Nance are husband and wife and their business address is Post Office Box 405, Wheatland, Oklahoma 73097. The shares and percentage include (i) 725 shares owned by Mr. Nance, (ii) 302,000 shares owned by Mrs. Nance, (iii) 750,000 shares owned jointly, and (iv) 527,412 and 8,000 shares of Common Stock that are subject to currently exercisable stock options granted to and held by Mr. and Mrs. Nance, respectively.

(8) The shares and percentages include (i) 280,000 shares of Common Stock that are subject to currently exercisable stock options granted to and held by Mr. Baresel, of which 100,000, 80,000 and 100,000 options were granted in 1992, 1994 and 1995, respectively, (ii) 210,000 shares of Common Stock held by Judith A. Baresel, wife of Mr. Baresel, (iii) 600,000 shares of Common Stock that are subject to currently exercisable stock options held by Judith A. Baresel, and (iv) 100,000 shares of Common Stock that are subject to currently exercisable stock options held by Mrs. Baresel as the custodian for the benefit of the children of Mr. and Mrs. Baresel, and with respect to which Mr. Baresel disclaims any beneficial interest.

(9) A Director with a business address of 321 East Main Street, Ada, Oklahoma 74820. The shares and percentages include 451,318 shares of Common Stock held by Pre-Paid Legal Services, Inc. of which Mr. Stonecipher is Chairman of the Board and Chief Executive Officer and is therefore deemed to beneficially own all shares of Common Stock beneficially owned by Pre-Paid Legal Services, Inc.

(10) The shares and percentages include 300,000 shares of Common Stock which are subject to a currently exercisable stock options granted in 1995 to and held by Mr. Dunlap.

(11) The shares and percentage include 4,480,000 shares of Common Stock that are subject to currently exercisable stock options.


                                 PROPOSAL ONE

                             ELECTION OF DIRECTOR

     The Bylaws of the Company provide that the Board of Directors of the Company (the "Board of Directors") shall consist of not less than one nor more than twelve directors, as determined from time to time by resolution of the Board of Directors. The number of directors is currently fixed at five. Pursuant to the terms of the Company's Bylaws, the directors are divided into three classes. Class I Directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 1996, Class II Directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 1997, and Class III Directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 1998. Each director will hold office for the term to which he is elected and until his successor is duly elected and qualified. Mr. Stonecipher is serving as a Class I Director under a term expiring in 1996, Messrs. Wilson and Dunlap are serving as Class II Directors under terms expiring in 1997, and Messrs. Hail and Baresel are serving as Class III Directors under terms expiring in 1998. At each annual meeting of the shareholders of the Company, the successor to a member of the class of directors whose term expires at such meeting will be elected to hold office for term expiring at the annual meeting of shareholders held in the third year following the year of his election.

     The Board of Directors has nominated Harland C. Stonecipher for re-election as a director for a term ending in 1999 and until his successor shall have been duly elected and qualified. The persons named as proxies in the accompanying Proxy, who have been designated by the Board of Directors, intend to vote, unless otherwise instructed in the Proxy, for the election of Mr. Stonecipher. Should the nominee named herein become unable for any reason to stand for election as a director of the Company, it is intended that the persons named in the Proxy will vote for the election of such other person as the Board of Directors may recommend. The Company knows of no reason why the nominee will be unavailable or unable to serve.

     The affirmative vote of the holders of a majority of the shares of Common Stock present in person or by proxy at the Annual Meeting and entitled to vote, is required for the election of the director. An abstention from voting and broker non-votes will be tabulated as a vote withheld on the election, but will be included in computing the number of shares present for purposes of determining the presence of a quorum for the Annual Meeting and whether the nominee has received the vote of a majority of the shares present at the Annual Meeting.

     THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" THE RE-ELECTION OF MR. STONECIPHER TO THE BOARD OF DIRECTORS. PROXIES SOLICITED BY THE BOARD OF DIRECTORS OF THE COMPANY WILL BE SO VOTED UNLESS SHAREHOLDERS SPECIFY A CONTRARY CHOICE.

INFORMATION ABOUT EACH DIRECTOR OF ADVANTAGE MARKETING SYSTEMS, INC.

     John W. Hail, age 65, is the founder of Advantage Marketing Systems, Inc. and has served as its Chief Executive Officer and Chairman of the Board of Directors since its inception in June, 1988. During 1987 and through June 1, 1988, Mr. Hail served as Executive Vice President, Director and Agency Director of Pre-Paid Legal Services, Inc., a public company engaged in the selling of legal services contracts, and during this period, Mr. Hail also served as Chairman of the Board of directors of TVC Marketing, Inc., the exclusive marketing agent of Pre-Paid Legal Services, Inc.

     Curtis H. Wilson, Sr., age 69, has served as Vice-Chairman of the Board of Directors of the Company since June 1988. From January 1984 to June 1988, Mr. Wilson was Executive Vice President of TVC Marketing, Inc., the exclusive marketing agent of Pre-Paid Legal Services, Inc. From March 1983 to January 1984, Mr. Wilson was a sales associate of TVC Marketing, Inc. Mr. Wilson retired in April 1982 after having been employed for 26 years as a salesman, Vice President and ultimately President of V.J. McGanahan, Inc., a television and appliance wholesale distributor in Dayton, Ohio.

     Roger P. Baresel, age 40, has served as Vice President, Chief Financial Officer and a Director since June 1, 1995, and on July 1, 1995, Mr. Baresel became President. Mr. Baresel is a Certified Public Accountant and holds a Master of Business Administration. He has maintained an accounting practice since 1985 specializing in providing consulting services to small and growing businesses. Since 1988, he has provided consulting services on a part-time basis to the Company. Effective June 1, 1995, Mr. Baresel became a full time employee of the Company.

                                      -5-

     R. Terren Dunlap, age 50, has served as Vice President-International Division and a Director since June 1, 1995. Mr. Dunlap is the co-founder and a Director since 1984 and until March 1994 served as Chief Executive Officer and Chairman of the Board, of Go-Video, Inc., an American Stock Exchange company, and developer and distributor of consumer electronics products. He is an inventor and has received received several patents for consumer electronics products, including the Dual Deck VCR, and is a member of the Electronics Industry Association and the Arizona State University West Advisory Board, and has served on the national board of the American Electronics Association. Mr. Dunlap holds a Juris Doctorate from Ohio Northern University and a Bachelor of Science Degree in Business Administration from Ashland University.

     Harland C. Stonecipher, age 56, has served as a Director since August 25, 1995. He has been Chairman of the Board and Chief Executive Officer of Pre-Paid Legal Services, Inc., since its inception in 1972. Pre-Paid Legal Services, Inc., an American Stock Exchange company, is the first company in the United States organized solely to design, underwrite and market legal expense plans.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

     During 1995, the Board of Directors held eleven meetings. All of the directors were present at all of the meetings except Harland C. Stonecipher and
R. Terren Dunlap. Harland C. Stonecipher missed one meeting and R. Terren Dunlap missed three meetings. The Board of Directors does not have any standing nominating committee or any other committees. Nominations of candidates for election as directors of the Company may be made at a meeting of Shareholders by or at the direction of the Board of Directors or by any Shareholder entitled to vote at such meeting. The Company's Bylaws provide that the annual meeting of Shareholders will be fixed by the Board of Directors.

               COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

     Executive Officers of the Company. The following table sets forth certain information relating to compensation paid to or accrued for the Chief Executive Officer for services rendered during the years ended December 31, 1993, 1994 an 1995.

                                                                                          LONG-TERM
                                                                                     COMPENSATION(4)
                                                                                    ----------------
                                                    ANNUAL COMPENSATION             AWARD OF OPTIONS
                                              ---------------------------------     ----------------
NAME AND PRINCIPAL POSITION        YEAR           SALARY(1)  BONUS(2)  OTHER(3)     NUMBER OF SHARES
---------------------------        ----           --------   --------  --------     ----------------
John W. Hail(5)................... 1995.......      $ -        $ -        $ -           3,000,000
 Chief Executive Officer           1994.......      $ -        $ -        $ -              -
                                   1993.......      $ -        $ -        $ -              -

____________________
(1) Dollar value of base salary (both cash and non-cash)earned during the year.
(2)    Dollar value of bonus (both cash and non-cash) earned during the year.
(3) The Company furnishes the use of an automobile to Mr. Hail, the value of which is not greater than $5,000 annually.
(4) No awards of restricted stock or payments under long-term incentive plans were made by the Company to the Chief Executive Officer during 1993 and 1994.

(5) During the fiscal year ended December 31, 1995, 1994 and 1993, the Company made loan repayments to Mr. Hail totalling $127,615, $79,138 and $33,122, respectively.

     Mr. Hail has been willing to serve as the Company's Chief Executive Officer without compensation to protect and enhance the value of his large stock ownership position, and to increase the likelihood of repayment of the significant cash advances he has made to the Company, as well as due to his desire to see the Company he founded become successful.

AGGREGATE OPTION GRANTS AND EXERCISES IN 1995 AND YEAR-END OPTION VALUES

     Stock Options and Option Values. The following table sets forth information related to options granted to the Chief Executive Officer during 1995.

                                                                                         POTENTIAL REALIZABLE VALUE AT
                                                                                            ASSUMED RATES OF STOCK
                                                                                              PRICE APPRECIATION
                                               INDIVIDUAL GRANTS                              FOR OPTION TERM(1)
                                       -----------------------------------------------      --------------------------
                                       PERCENT OF TOTAL
                           NUMBER      OPTIONS GRANTED    EXERCISE OR
                          OF OPTIONS   TO EMPLOYEES IN    BASE PRICE
NAME                       GRANTED            1995        PER SHARE    EXPIRATION DATE   FIVE PERCENT   TEN PERCENT
----                      ----------      -----------     ---------    ---------------   ------------   -----------
John W. Hail..........   3,000,000           50.3%          $.25        Feb.23, 2005       $375,000     $1,500,000

_______

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

     Aggregate Stock Option Exercise and Year-End and Option Values. The following table sets forth information related to the number of options exercised in 1995 and the value realized by the Chief Executive Officer, as well as, information related to the number and value of options held by the Chief Executive Officer at the end of 1995. During 1995, there were no options to purchase Common Stock exercised by the Chief Executive Officer.

                              NUMBER OF UNEXERCISED OPTIONS           VALUE OF UNEXERCISED IN-THE-MONEY
                                   AS OF DECEMBER 31, 1995            OPTIONS AS OF DECEMBER 31, 1995(1)
                              -----------------------------           ----------------------------------
NAME                          EXERCISABLE     UNEXERCISABLE          EXERCISABLE          UNEXERCISABLE
----                          -----------     -------------          -----------          --------------
John W. Hail..........         1,200,000                 -            $636,000                 $     -

_____

(1) The closing highest bid price of the Common Stock as quoted on National Quotation Bureau, Incorporated on December 29, 1995, the last trading day of 1995, was $.78. Value is calculated on the basis of the remainder of $.78 minus the exercise price multiplied by the number of shares of Common Stock underlying the options.

COMPENSATION OF DIRECTORS

                                      -7-

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

                                 PROPOSAL TWO

              RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITOR

     The Board of Directors has appointed Deloitte & Touche as the independent auditor of the Company for the fiscal year ending December 31, 1996. Deloitte & Touche has been the independent auditor of the Company since 1990, and, prior to its merger with Touche Ross & Co., Deloitte, Haskins & Sells had been the independent auditor of the Company since its inception. A proposal will be presented at the Annual Meeting asking the Shareholders to ratify the appointment of Deloitte & Touche as the Company's independent auditor. If the Shareholders do not ratify the appointment of Deloitte & Touche, the Board of Directors will reconsider the appointment. The affirmative vote of a majority of the shares present in person or by proxy at the Annual Meeting and voting on this proposal is required for the adoption of this proposal. Abstentions and broker non-votes will not be tabulated as negative votes on this proposal, but will be included in computing the number of shares present for purposes of determining the presence of a quorum for the Annual Meeting and whether this proposal has received the vote of a majority of the shares present at the Annual Meeting.

     A representative of Deloitte & Touche will be present at the Annual Meeting. Such representative will be given the opportunity to make a statement if he desires to do so and will be available to respond to appropriate questions.

     THE BOARD OF DIRECTORS OF THE COMPANY RECOMMENDS A VOTE "FOR" RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT AUDITOR. PROXIES SOLICITED BY THE BOARD OF DIRECTORS OF THE COMPANY WILL BE SO VOTED UNLESS SHAREHOLDERS SPECIFY A CONTRARY CHOICE.

                             CERTAIN TRANSACTIONS

     Set forth below is a description of transactions entered into between the Company and certain of its officers, directors and shareholders during the last two years. Certain of these transactions will continue in effect and may result in conflicts of interest between the Company and such individuals. Although these persons have fiduciary duties to the Company and its shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of the Company.

     On November 6, 1990, John W. Hail, Chief Executive Officer and Chairman of the Board of Directors of the Company, formed the John Hail Agency, Inc. ("JHA"). Mr. Hail is the sole director and shareholder of JHA. Pursuant to an unwritten agreement, the Company provides office space, utilities and supplies as well as administrative and managerial services to JHA for a monthly payment of $1,000 as reimbursement of the Company's costs. In addition, the Company made advances to JHA of $13,400, $87,684 and $66,026 during the three months ended March 31, 1996, and the years ended December 31, 1995 and 1994, respectively. The Company made advances to the JHA with the expectation that they would be repaid and that the Company would derive additional revenues by providing administrative and managerial services and renting office space to JHA.

JHA has made repayments of these advances of $67,401 and $9,069 during the fiscal years ended December 31, 1995 an 1994, respectively. During the three months ended March 31, 1996, JHA has not made any repayments. At March 31, 1996, JHA was indebted to the Company in the amount of $65,363. As a result of JHA's inability to generate significant levels of sales, the Company does not expect to derive substantial revenues from its relationship with JHA; however, the Company does anticipate continuing to receive the monthly reimbursements.

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

     Included among the consumer benefits sold by the Company are legal services provided by Pre-Paid Legal Services, Inc. ("PPL"). Purchasers of these legal services make payments directly to PPL and PPL in turn pays the Company a commission on these sales. PPL owns 451,318 shares of the Company's Common Stock and Harland C. Stonecipher, the founder and Chief Executive Officer of PPL is a Director of the Company. During the three months ended March 31, 1996, and the years ended December 31, 1995 and 1994, the Company received commissions from PPL on these sales totalling $2,559, $16,415 and $71,713, respectively.

     The Board of Directors of Company believes that the terms of the transactions described above were at least as favorable as could be obtained from unaffiliated third parties. The Company has adopted policies that any loans to officers, directors and five percent or more shareholders ("affiliates") are subject to approval by a majority of the disinterested independent directors of the Company and that further transactions with affiliates will be on terms on less favorable than could be obtained from unaffiliated parties and approved by a majority of the disinterested independent directors. As of the date of this Proxy Statement, the Board of Directors is comprised of the five members of which one is an independent director.

                OTHER BUSINESS TO BE BROUGHT BEFORE THE MEETING

     The Board of Directors knows of no business which will be presented for action at the Annual Meeting other than that described in the Notice of Annual Meeting of Shareholders and this Proxy Statement. However, if any other matters should properly come before the Annual Meeting, it is the intention of the persons named in the accompanying Proxy to vote such Proxies as they deem advisable in accordance with their best judgment.

                 SHAREHOLDER PROPOSALS FOR 1997 ANNUAL MEETING

     Under the existing rules of the Securities and Exchange Commission, any shareholder of the Company may present proposals on any matter which is a proper subject for consideration by the shareholders at the 1997 Annual Meeting of Shareholders, which the Company currently anticipates will be held on or before August 30, 1997. In order to be included in the proxy statement (or disclosure statement in the event proxies are not solicited by the Board of Directors of the Company) for the 1997 Annual Meeting of Shareholders, a proposal must be received by May 1, 1997. It is suggested that a Shareholder desiring to submit a proposal do so by sending the proposal certified mail, return receipt requested, addressed to the Secretary of the Company at its principal office, 2601 Northwest Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112. Detailed information for submitting proposals will be provided upon written request, addressed to the Secretary of the Company.

                                      -9-

     Your cooperation in giving this matter your immediate attention and in returning your Proxy promptly will be appreciated.

                                              BY ORDER OF THE BOARD OF DIRECTORS


                                              Roger P. Baresel
                                              Corporate Secretary

July 9, 1996

     A COPY OF THE COMPANY'S ANNUAL REPORT, WHICH INCLUDES ITS FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995, IS ENCLOSED HEREWITH, AND THE COMPANY'S QUARTERLY REPORTS ON FORM 10-QSB FOR THE FISCAL QUARTERS ENDED MARCH 31 AND JUNE 30, 1996, EXCLUDING CERTAIN OF THE EXHIBITS, MAY BE OBTAINED WITHOUT CHARGE BY WRITING ADVANTAGE MARKETING SYSTEMS, INC., 2601 NORTHWEST EXPRESSWAY, SUITE 1210W, OKLAHOMA CITY, OKLAHOMA 73112, ATTENTION: CORPORATE SECRETARY.

________________________________________________________________________________

PROXY                                                                     PROXY

                       ADVANTAGE MARKETING SYSTEMS, INC.
                     2601 Northwest Expressway, Suite 1210W
                         Oklahoma City, Oklahoma 73112

                   THIS PROXY IS SOLICITED ON BEHALF OF THE
            BOARD OF DIRECTORS OF ADVANTAGE MARKETING SYSTEMS, INC.

     The undersigned hereby appoints John W. Hail and Roger P. Baresel as Proxies, each with the power to appoint his substitute, and hereby appoints and authorizes either of them to represent and vote as designated below, all the shares of Common Stock, $.0001 par value, of Advantage Marketing Systems, Inc. (the "Company") held of record by the undersigned on June 28, 1996, at the annual meeting of shareholders to be held on Friday, August 9, 1996, or any adjournment thereof.

     1. To consider and act upon the re-election of Harland C. Stonecipher for the election as a director for a term ending in 1999 and until his successor shall have been duly elected and qualified. A Vote "For" will represent a vote for such the nominee director.

Harland C. Stonecipher       [_]FOR        [_]AGAINST        [_]ABSTAIN

     2. To consider and act upon the ratification and the appointment of Deloitte & Touche as the Company's independent auditor for the fiscal year ending December 31, 1996. A vote "For" will represent a vote for such ratification and appointment.

                             [_]FOR        [_]AGAINST        [_]ABSTAIN

     3. To transact such other business as may properly come before the meeting or any adjournment thereof.

          THIS PROXY, WHEN PROPERLY EXECUTED, WILL BE VOTED IN THE MANNER DIRECTED HEREIN BY THE UNDERSIGNED SHAREHOLDER, IF NO DIRECTION IS MADE, THIS PROXY WILL BE VOTED FOR PROPOSALS 1 AND 2.

                              Please sign exactly as the name appears to left. When shares are held by joint tenants, both should sign. When signing as attorney, as executor, administrator, trustee or guardian, please give full title as such. If a corporation, please sign in full corporate name by president or other authorized officer. If a partnership, please sign in partnership name by authorized person.

                              Date:_________________________, 1996

                              ____________________________________
                                           Signature

                              ____________________________________
                                    Signature if held jointly


                              PLEASE MARK, SIGN, DATE AND RETURN THIS PROXY PROMPTLY USING THE ENCLOSED ENVELOPE.

                                 EXHIBIT INDEX

EXHIBIT
 NO.     DESCRIPTION                   SEQUENTIALLY NUMBERED PAGE
-----    -----------                   --------------------------

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

  2.3    CERTIFICATE OF MERGER             INCORPORATED HEREIN BY
         OF ADVANTAGE MARKETING            REFERENCE TO EXHIBIT NO. 2.2
         SYSTEMS, INC. (A                  TO REGISTRANT'S FORM 8-K
         DELAWARE CORPORATION)             DATED DECEMBER 11, 1995.
         WITH AND INTO ADVANTAGE
         MARKETING SYSTEMS, INC.
         (AN OKLAHOMA CORPORATION)

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

  3.2    BYLAWS OF THE REGISTRANT.         INCORPORATED HEREIN BY
                                           REFERENCE TO EXHIBIT 3.2 TO
                                           REGISTRANT'S FORM SB-2
                                           REGISTRATION STATEMENT (NO.
                                           33-80629).

  4.1    WARRANT AGREEMENT AND             INCORPORATED HEREIN BY
         AMENDMENTS BETWEEN THE            REFERENCE TO EXHIBITS 4.6 THROUGH
         REGISTRANT AND THE WARRANT        4.12 TO REGISTRANT'S FORM SB-2
         AGENT.                            REGISTRATION STATEMENT (NO.
                                           33-80629) AS FILED WITH THE
                                           COMMISSION ON DECEMBER 18, 1995
                                           AND AMENDMENT NO. 1 THERETO AS
                                           FILED WITH THE COMMISSION ON JULY 1,
                                           1996.

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

  10.7   LETTER AGREEMENT WITH             INCORPORATED HEREIN BY
         COUPON EXCHANGE CLUB.             REFERENCE TO EXHIBIT 10.7 TO
                                           REGISTRANT'S FORM 10-K FOR THE
                                           YEAR ENDING DECEMBER 31,1989.

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

  10.15  SECONDARY PUBLIC OFFERING         INCORPORATED HEREIN BY
         LETTER OF INTENT                  REFERENCE TO EXHIBIT 10.15
                                           TO REGISTRANT'S FORM 10-K
                                           FOR THE YEAR ENDING DECEMBER
                                           31, 1995.

  22     LIST OF SUBSIDIARIES OF           INCORPORATED HEREIN BY
         THE REGISTRANT.                   REFERENCE TO EXHIBIT 22 TO
                                           REGISTRANT'S FORM 10-K FOR
                                           THE YEAR ENDING DECEMBER 31,
                                           1989.