Form 10QSB
period 1997-03-31
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 1997-05-15
CIK 841866

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   March 31, 1997
                                               -----------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                         Commission File Number
  March 31, 1997                                                 33-80629
------------------                                        ----------------------



                       ADVANTAGE MARKETING SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

           Oklahoma                                        73-1323256
---------------------------------              ---------------------------------
(State or Other Jurisdiction                   (IRS Employer Identification
 of Incorporation or Organization)              Number)

       2601 N.W. Expressway, Suite 1210W, Oklahoma City, Oklahoma  73112
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

             Yes      X             No
                  ---------             ---------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                             2,526,597
---------------------------------              ---------------------------------
Title of Class                                 Number of Shares outstanding
                                               at March 31, 1997
Exhibit Index appears on page  16 .
                              ----

                       ADVANTAGE MARKETING SYSTEMS, INC.
--------------------------------------------------------------------------------

                        QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED MARCH 31, 1997
                     ------------------------------------


                               Table of Contents
                               -----------------



Part   I -     Financial Information

                 Consolidated Balance Sheets                            3

                 Consolidated Statements of Income                      4

                 Consolidated Statements of Cash Flows                  5

                 Notes to Consolidated Financial Statements             7

                 Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   11


Part  II -     Other Information                                       16

ADVANTAGE MARKETING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS, MARCH 31, 1997 AND DECEMBER 31, 1996
(UNAUDITED)
--------------------------------------------------------------------------------

ASSETS                                              MAR. 31,     DEC. 31,
------                                                1997         1996
CURRENT ASSETS:
Cash                                              $   842,802  $   169,569
Receivables - net of allowance of $25,804              48,170       52,013
Receivable from stock transfer agent                1,464,032            -
Receivable from affiliate                              13,304       13,042
Commission advances                                    58,570       44,821
Inventory                                             289,728      217,945
Deferred income taxes                                 149,791      157,853
                                                   ----------   ----------
Total current assets                                2,866,397      655,243

COMMISSION ADVANCES - NONCURRENT                        4,341        4,341
RECEIVABLES - NONCURRENT                               18,545       18,000
RECEIVABLE FROM AFFILIATE - NONCURRENT                 51,354       54,780
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $350,204 and
  $327,344, respectively                              421,155      377,190
GOODWILL, Net                                         284,845      109,232
COVENANTS NOT TO COMPETE, Net                          68,038       52,222
DEFERRED INCOME TAXES                                 317,000      341,760
OTHER ASSETS                                            2,107      177,573
                                                   ----------   ----------
TOTAL ASSETS                                      $ 4,033,782  $ 1,790,341
                                                   ==========   ==========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
Accounts payable                                  $   235,048  $   268,433
Accrued expenses                                      474,714      247,883
Accrued promotion expense                              50,000       46,370
Notes payable - Other                                  13,427        9,446
Capital lease obligations                              80,024       66,758
                                                   ----------   ----------
Total current liabilities                             853,213      638,890

LONG-TERM LIABILITIES:
 Notes payable - other                                 37,010       19,049
 Capital lease                                        217,207      210,973
                                                   ----------   ----------
TOTAL LIABILITIES                                   1,107,430      868,912
                                                   ----------   ----------

STOCKHOLDERS' EQUITY:
Preferred stock - $.0001 par value;                         -            -
  authorized 5,000,000 shares; none issued
Common stock - $.0001 par value; authorized
  495,000,000 shares; issued and outstanding
  2,526,597 and 2,143,441, respectively                   253          214
Paid-in capital                                     3,932,621    1,981,380
Accumulated deficit                                (1,006,522)  (1,060,165)
                                                   ----------   ----------
Total stockholders' equity                          2,926,352      921,429
                                                   ----------   ----------
TOTAL                                             $ 4,033,782  $ 1,790,341
                                                   ==========   ==========


See notes to financial statements.

ADVANTAGE MARKETING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(UNAUDITED)
--------------------------------------------------------------------------------


                                      Three Months Ended
                                           March 31,
                                       1997         1996

REVENUE:
Sale of products and programs        $1,950,134  $1,255,889
Sale of promotional material             89,629      62,684
Other                                    13,032      13,876
                                     ----------  ----------
Total                                 2,052,795   1,332,449
                                     ----------  ----------

EXPENSES:
Cost of products and programs           399,166     302,879
Cost of promotional material             75,002      35,745
Selling                               1,101,102     683,164
Interest expense                          7,548       7,359
General and administrative              383,512     221,598
                                     ----------  ----------
Total                                 1,966,330   1,250,745
                                     ----------  ----------

INCOME BEFORE TAXES                      86,465      81,704

TAX EXPENSE                              32,822           -
                                     ----------  ----------

NET INCOME                           $   53,643  $   81,704
                                     ==========  ==========



WEIGHTED AVERAGE NUMBER
OF COMMON SHARES (thousands)              3,194       3,074 *

NET INCOME PER COMMON SHARE          $      .02  $      .03 *
                                     ==========  ==========



* Restated for one-for-eight reverse stock split effective October 29, 1996.



See notes to financial statements.

ADVANTAGE MARKETING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(UNAUDITED)
--------------------------------------------------------------------------------


                                                     MAR. 31,   MAR. 31,
                                                        1997       1996

CASH FLOW FROM OPERATING ACTIVITIES:

Net income                                          $  53,643  $  81,704
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                        32,794     19,439
  Deferred Income tax                                  32,822          -
  Changes in assets and liabilities
    which provided (used) cash:
      Inventory                                       (23,459)   (61,951)
      Receivables, advances and prepaids              (36,302)   (12,651)
      Accounts payable and accrued expenses            45,410    136,468
                                                     --------   --------
  Net cash provided by operating activities           104,908    163,009
                                                     --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                          -     (7,101)
Advances to affiliate                                    (751)    (3,083)
Repayment of advances to affiliate                      9,118      1,358
                                                     --------   --------
Net cash provided (used) by investing activities        8,367     (8,826)
                                                     --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                726,361          -
Payment of deferred offering costs                   (147,228)   (21,776)
Payment on notes payable                               (2,896)    (1,662)
Principal payment on capital leases                   (16,278)    (1,776)
Payment on notes payable - stockholder                      -    (17,281)
                                                     --------   --------
Net cash provided (used) by financing activities      559,959    (42,495)
                                                     --------   --------

NET INCREASE IN CASH                                  673,234    111,688

BEGINNING CASH BALANCE                                169,568    112,087
                                                     --------   --------

ENDING CASH BALANCE                                 $ 842,802  $ 223,775
                                                     ========   ========

                                                              (Continued)



See notes to financial statements.

ADVANTAGE MARKETING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(UNAUDITED)
--------------------------------------------------------------------------------

                                                      MAR. 31,    MAR. 31,
                                                        1997        1996

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:

Cash paid during the year for:
Interest                                             $    3,674     $7,359
Taxes                                                         -          -

Noncash financing and investing activities:

Proceeds from offerings held in escrow by
  stock transfer agent                               $1,464,032          -

Property and equipment acquired by capital lease              -      6,700

The Company acquired all the capital stock of
Chambre International, Inc. for issuance of
the Company's common stock.  In conjunction with
the acquisition, liabilities were assumed as
follows:
  Fair value of assets acquired                      $  (63,985)         -
  Common stock issuance, advances and transaction
    costs                                              (135,341)         -
                                                     ----------    -------
     Liabilities assumed                               (199,326)         -
                                                     ==========    =======

                                                                (Concluded)


See notes to financial statements.

ADVANTAGE MARKETING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(UNAUDITED)
--------------------------------------------------------------------------------

 1.  UNAUDITED INTERIM FINANCIAL STATEMENTS

     The unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the fiscal year ended December 31, 1996.

     The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the fiscal year ending December 31, 1997.
     Certain reclassifications have been made to prior period balances to conform with the presentation for the current period.

 2.  CHAMBRE INTERNATIONAL, INC.

     Pursuant to a Stock Purchase Agreement having an effective date of January 31, 1997 (the "Purchase Agreement"), the Company acquired all of the issued and outstanding capital stock of Chambre International, Inc., a Texas corporation ("CII"), and CII became a wholly-owned subsidiary of the Company (the "CII Acquisition"). The CII Acquisition was closed on January 31, 1997. The CII Acquisition was accounted for under the purchase method of accounting. CII is a multi-level marketer of various third-party manufactured cosmetics, skin care and hair care products. Pursuant to the Purchase Agreement and in connection with the CII Acquisition, the Company issued and delivered to the shareholders of CII 6,482 shares of the Company's common stock. In addition, the Company agreed to issue and deliver an additional 7,518 shares of the Company's common stock to the shareholders of CII on or before May, 31, 1997, pending determination of certain liabilities.

     In connection with the CII Acquisition, the excess of the purchase price of $135,340, which includes $3,549 of transaction costs, over the negative $63,985 fair market value of assets of CII acquired, net of liabilities assumed, has been allocated $179,325 to Goodwill and $20,000 to a covenant not to compete. Goodwill and the covenant not to compete will be amortized over 20 year and 47 month periods, respectively.

     Sales and net income for the periods ended March 31, 1997 and 1996 would not have been significantly different than the reported amounts if the Company had undertaken the CII Acquisition at the beginning of each period.

 3.  STOCK OPTIONS

     The Company established the Advantage Marketing Systems, Inc. 1995 Stock Option Plan (the "Stock Option Plan" or the "Plan") in June 1995. The Plan provides for the issuance of incentive stock options ("ISO Options") with or without stock appreciation rights ("SARS") and nonincentive stock options ("NSO Options") with or without SARS to employees and consultants of the Company, including employees who also serve as Directors of the
     Company.   The total number of shares of the Company's common stock
     authorized and reserved for issuance under the Plan is 1,125,000. During the quarter ended March 31, 1997, the Company issued 21,000 options under the Plan. As of March 31, 1997, 21,000 options had been granted under the Plan.

 4.  WARRANT MODIFICATION OFFERING AND RIGHTS OFFERING

     On January 31, 1997, at 5:00 p.m. Central Standard Time, the Company distributed, at no cost, non-transferable rights ("Rights") to the holders of record of shares of its common stock, par value $.0001 per share. The Rights entitled the holders (the "Rights Holders") to subscribe for and purchase up to 2,148,191 units (each unit consisting of one share of common stock and one 1997-A warrant) for the price of $6.80 per unit (the "Rights Offering"). The record date holders of the Company's common stock received one Right for each share of common stock held by them as of the record date. The Rights expired at 5:00 p.m. Central Standard Time, on March 17, 1997. Pursuant to the Rights, Rights Holders could purchase one unit for each Right held.

     Concurrent with the Rights Offering, the Company elected to redeem all of its outstanding Class A and Class B common stock Purchase Warrants (the "Public Warrants") for $.0008 per warrant (the "Warrant Redemption") at 5:00 p.m. Central Standard Time, on March 17, 1997. However, in connection with the Warrant Redemption, the Company, pursuant to modification of the terms of the Public Warrants, offered to the Public Warrant holders (the "Warrant Holders") the right to exercise the Public Warrants to purchase units, each comprised of one share of common stock and one 1997-A warrant, at an exercise price of $6.00 per unit (the "Warrant Modification Offering").

     The share of common stock and 1997-A warrant comprising each unit were separately transferable immediately after the sale of the units to the Rights Holders and Warrant Holders. Each 1997-A warrant is exercisable at any time 90 days after January 16, 1997, and on or before January 31, 1999, to purchase one share of common stock for $12.00, subject to adjustment in certain events, and may be redeemed by the Company at any time upon 30 days' notice, at a price of $.0001 per 1997-A warrant.

     The units in the offerings described above were offered on a best efforts basis by the Company and its officers and Directors, without commissions, selling fees or direct or indirect remuneration. The Rights Holders and Warrant Holders were not required to pay any brokerage commissions or fees with respect to the exercise of their Rights or Public Warrants. The Company paid all charges and expenses of the subscription and warrant agents.

     Proceeds to the Company from the Warrant Modification Offering and the Rights Offering (the "Offerings") were $2,154,357. Accumulated offering costs of $323,076 were charged against the net proceeds from these offerings. Pursuant to the Offerings the Company issued 337,211 shares of common stock and a corresponding number of 1997-A warrants.

 5.  SUBSEQUENT EVENTS

     Pursuant to an Asset Purchase Agreement having an effective date of April 16, 1997 (the "Purchase Agreement"), Advantage Marketing Systems, Inc. (the "Company") acquired all of the assets of Stay 'N Shape International, Inc., a Georgia corporation ("SSII"), Solution Products International, Inc., a Georgia corporation ("SPII"), Nation of Winners, Inc., a Georgia corporation ("NWI"), Now International, Inc., a Georgia corporation ("NII"), (collectively SSII, SPII, NWI and NII are referred to as the "Selling Group"), free and clear of any lien, charge, claim, pledge, security interest or other encumbrance of any type or kind whatsoever, known or unknown (the "SSII Asset Purchase"). The SSII Asset Purchase was closed on April 16, 1997. The SSII Asset Purchase will be accounted for under the purchase method of accounting. Each company in the Selling Group is a multi-level marketer of various third-party manufactured nutritional supplements and was under common ownership.

     Pursuant to the Asset Purchase Agreement and in connection with the SSII Asset Purchase, the Company paid cash of $1,174,584 and issued and delivered 125,984 shares of the Company's common stock at closing and agreed to either issue and deliver additional shares of the Company's common stock having an aggregate market value equal to, or make cash payments of, or at the Company's sole option any combination thereof, $750,000 and $1,050,000 on or before June 29, 1998, and May 30, 1999, respectively. The $750,000 aggregate market value of the additional shares of the Company's common stock and/or cash payment is subject to a reduction adjustment in the event gross revenues, net of returns and allowances, during the 12-month period ended April 30, 1998, from (i) sales (other than Choc-Quilizer(TM)) of the purchased multi-level marketing organization and sales to Market America, Inc. (an unrelated multi-level marketing company) and sales to retail outlet stores, are less than $2,500,000 and/or (ii) the Company's sales of Choc-Quilizer(TM) are less than $4,000,000 during such 12-month period. Furthermore, the $1,050,000 aggregate market value of the additional shares of the Company's common stock and/or cash payment is subject to a reduction adjustment in the event gross revenues, net of returns and allowances, during the 12-month period ended March 31, 1999, from (i) sales (other than Choc-Quilizer(TM)) of the purchased multi-level marketing organization and sales to Market America, Inc. (an unrelated multi-level marketing company) and sales to retail outlet stores, are less than $5,000,000 and/or (ii) the Company's sales of Choc-Quilizer(TM) are less than $8,000,000 during such 12-month period. The value of the Company's common stock to be issued and delivered will be based upon the average of the closing prices of the Company's common stock on the last three trading days of the month preceding the month in which the applicable 12-month period ends.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
------------------------------------------------------------

Total revenues during the three months ended March 31, 1997 (the "1997 First Quarter") increased by $720,000 (a 54.0 percent increase) to $2,052,000 from $1,332,000 during the three months ended March 31, 1996 (the "1996 First Quarter"). The increase was primarily attributable to the increased sales volume of the Company's nutrition products and expansion of the Company's network of its independent distributors. At March 31, 1997, the Company had 16,244 "active" independent distributors compared to 11,494 at March 31, 1996. A distributor is considered to be "active" if he or she has made a product purchase from the Company within the previous 12 months. During the 1997 First Quarter the Company made aggregate sales of nutrition products of $1,800,000 to 12,400 distributors, compared to aggregate sales during the 1996 First Quarter of $1,200,000 to 8,269 distributors. Promotional material revenue increased $26,900 (a 42.9 percent increase) to $89,600 in the 1997 First Quarter from $62,700 in the 1996 First Quarter. In addition, other revenue remained essentially constant at approximately $13,000.

Total costs and expenses of products and programs, promotional material and selling during the 1997 First Quarter increased by $553,000 (a 54.1 percent increase) to $1,575,000 from $1,022,000 during the 1996 First Quarter. This increase was attributable to an increase of (i) $418,000 (a 61.2 percent increase) in selling expenses, and (ii) $96,000 (a 31.7 percent increase) in the cost of products and programs, and (iii) $39,000 (a 109.1 percent increase) in promotional material expenses. The costs and expenses of products and programs, promotional materials and selling, as a percentage of product and program sales revenue, decreased from 81.4 percent during the 1996 First Quarter to 80.8 percent during the 1997 First Quarter due to a decrease in the costs of products and programs as a percentage of product and program sales from 24.1 percent to
20.5 percent as a result of price reductions obtained from vendors on the product costs associated with the Company's nutrition products offset by an increase in selling costs as a percentage of product and program sales revenue from 54.4 percent to 56.5 percent. The Company achieved a net profit on sales of promotional materials of $14,600 during the 1997 First Quarter compared to a net profit of $26,900 during the 1996 First Quarter.

The Company's gross profit on product and program sales and promotional material sales revenue (product and program sales and promotional material sales revenue less product and program costs, promotional material costs and selling expenses) increased $168,000 (a 56.8 percent increase) to $464,000 in the 1997 First Quarter from $296,000 in the 1996 First Quarter. The gross profit on product and program sales and promotional material sales revenues increased as a percentage of total revenue from 22.4 percent in the 1996 First Quarter to 22.7 percent in the 1997 First Quarter. The increase in the Company's gross profit margin on product and program sales and promotional material sales revenues resulted from the combination of a decrease in product and program costs and promotional materials costs as a percentage of product and program sales and promotional material sales revenues, offset by an increase in selling costs and expenses as a percentage of product and program sales and promotional material sales revenues.

General and administrative expenses increased $161,900 (a 73.1 percent increase) to $383,500 during the 1997 First Quarter from $221,600 during the 1996 First Quarter. This increase was attributable to expansion of the Company's administrative infra-structure necessary to support increased levels of sales. The Company expanded its administrative infra-structure by hiring 14 additional employees. Consequently, payroll and employee costs increased by $102,000 during the 1997 First Quarter as the Company increased its number of employees from 16 to 30. The balance of the increase in general and administrative expenses resulted from the higher level of activity and corresponding increases in variable general and administrative costs such as postage, telephone, and supplies. Interest expense during the 1997 First Quarter remained essentially constant at $7,500.

Income before taxes increased $4,700 (a 5.7 percent increase) to $86,400 during the 1997 First Quarter from $81,700 during the 1996 First Quarter. Income before taxes as a percentage of total revenue decreased from 6.1 percent during the 1996 First Quarter to 4.2 percent during the 1997 First Quarter.

Net income decreased $28,000 (a 34.3 percent decrease) to $53,600 during the 1997 First Quarter from $81,700 during the 1996 First Quarter. Net income as a percentage of total revenue decreased from 6.1 percent during the 1996 First Quarter to 2.6 percent during the 1997 First Quarter. This decrease was primarily the result of the Company recording income tax expense in the 1997 First Quarter.

Liquidity and Capital Resources
-------------------------------

On January 31, 1997, at 5:00 p.m. Central Standard Time, the Company distributed, at no cost, non-transferable rights ("Rights") to the holders of record of shares of its common stock, par value $.0001 per share. The Rights entitled the holders (the "Rights Holders") to subscribe for and purchase up to 2,148,191 units (each unit consisting of one share of common stock and one 1997-A warrant) for the price of $6.80 per unit (the "Rights Offering"). The record date holders of the Company's common stock received one Right for each share of common stock held by them as of the record date. The Rights expired at 5:00 p.m. Central Standard Time, on March 17, 1997. Pursuant to the Rights, Rights Holders could purchase one unit for each Right held.

Concurrent with the Rights Offering, the Company elected to redeem all of its outstanding Class A and Class B common stock Purchase Warrants (the "Public Warrants") for $.0008 per warrant (the "Warrant Redemption") at 5:00 p.m. Central Standard Time, on March 17, 1997. However, in connection with the Warrant Redemption, the Company, pursuant to modification of the terms of the Public Warrants, offered to the Public Warrant holders (the "Warrant Holders") the right to exercise the Public Warrants to purchase units, each comprised of one share of common stock and one 1997-A warrant, at an exercise price of $6.00 per unit (the "Warrant Modification Offering").

The share of common stock and 1997-A warrant comprising each unit were separately transferable immediately after the sale of the units to the Rights Holders and Warrant Holders. Each 1997-A warrant is exercisable at any time 90 days after January 16, 1997, and on or before January 31, 1999, to purchase one share of common stock for $12.00, subject to adjustment in certain events, and may be redeemed by the Company at any time upon 30 days' notice, at a price of $.0001 per 1997-A warrant.

The units in the offerings described above were offered on a best efforts basis by the Company and its officers and Directors, without commissions, selling fees or direct or indirect remuneration. The Rights Holders and Warrant Holders were not required to pay any brokerage commissions or fees with respect to the exercise of their Rights or Public Warrants. The Company paid all charges and expenses of the subscription and warrant agents.

Proceeds to the Company from the Warrant Modification Offering and the Rights Offering (the "Offerings") were $2,154,357. Accumulated offering costs of $323,076 were charged against the net proceeds from these offerings. Pursuant to the Offerings the Company issued 337,211 shares of common stock and a corresponding number of 1997-A warrants.

The Company had working capital of approximately $2,013,000 at March 31, 1997, as compared to approximately $16,000 at December 31, 1996. The increase was primarily related to the net proceeds from the Offerings in the current quarter consisting of approximately $560,000 in cash and $1,464,000 which had not been released from escrow by the stock transfer agent at March 31, 1997. Management believes that cash flows from operations will be sufficient to fund its working capital needs over the next 12 months. During the three months ended March 31, 1997, net cash provided by operating activities was $104,908, net cash provided by investing activities was $8,367 and net cash provided by financing activities was $559,959 (consisting primarily of proceeds from the Offerings less payment of deferred offering costs). This represents an average monthly positive cash flow from operating activities of approximately $35,000, and an average monthly net positive cash flow of approximately $224,000, after investing and financing activities. The Company had a net increase in cash during this period of $673,234. The Company's working capital needs over the next 12 months consist primarily of administrative and operating overhead. For the three months ended March 31, 1997, the Company's administrative and operating overhead averaged approximately $125,000 per month. The Company anticipates that this level of administrative and operating overhead will continue over the next 12 months.

The Company made non-interest bearing advances to the John Hail Agency, Inc. ("JHA"), a company of which the Company's Chief Executive Officer and major shareholder is the sole director and shareholder, of $-0-, and $22,000 during the three months ended March 31, 1997, and the year ended December 31, 1996, respectively. During the three months ended March 31, 1997, JHA made repayments of $3,164. JHA made repayments of these advances of $9,860 during the year ended December 31, 1996. Furthermore, effective June 30, 1996, the Company adopted a policy to not make any further advances to JHA, and JHA executed a promissory note payable to the Company in the principal amount of $73,964 bearing interest at eight percent per annum and payable in 60 installments of $1,499 per month, including interest.

The Company's primary source of liquidity is net cash provided by operating activities. Other than loans made available to the Company by its Chief Executive Officer and major shareholder, the Company does not have any outside liquidity sources.

Pursuant to a Stock Purchase Agreement having an effective date of January 31, 1997 (the "Purchase Agreement"), the Company acquired all of the issued and outstanding capital stock of Chambre International, Inc., a Texas corporation ("CII"), and CII became a wholly-owned subsidiary of the Company (the "CII Acquisition"). The CII Acquisition was closed on January 31, 1997. The CII Acquisition was accounted for under the purchase method of accounting. CII is a multi-level marketer of various third-party manufactured cosmetics, skin and hair care products. Pursuant to the Purchase Agreement and in connection with the CII Acquisition, the Company issued and delivered to the shareholders of CII 6,482 shares of the Company's common stock. In addition, the Company agreed to issue and deliver an additional 7,518 shares of the Company's common stock to the shareholders of CII on or before May, 31, 1997, pending determination of certain liabilities.

In connection with the CII Acquisition, the excess of the purchase price of $135,340, which includes $3,549 of transaction costs, over the negative $63,985 fair market value of assets of CII acquired, net of liabilities assumed, has been allocated $179,325 to Goodwill and $20,000 to a covenant not to compete. Goodwill and the covenant not to compete will be amortized over 20 year and 47 month periods, respectively.

Pursuant to an Asset Purchase Agreement having an effective date of April 16, 1997 (the "Purchase Agreement"), Advantage Marketing Systems, Inc. (the "Company") acquired all of the assets of Stay 'N Shape International, Inc., a Georgia corporation ("SSII"), Solution Products International, Inc., a Georgia corporation ("SPII"), Nation of Winners, Inc., a Georgia corporation ("NWI"), Now International, Inc., a Georgia corporation ("NII"), (collectively SSII, SPII, NWI and NII are referred to as the "Selling Group"), free and clear of any lien, charge, claim, pledge, security interest or other encumbrance of any type or kind whatsoever, known or unknown (the "SSII Asset Purchase"). The SSII Asset Purchase was closed on April 16, 1997. The SSII Asset Purchase will be accounted for under the purchase method of accounting. Each company in the Selling Group is a multi-level marketer of various third-party manufactured nutritional supplements and was under common ownership.

Pursuant to the Asset Purchase Agreement and in connection with the SSII Asset Purchase, the Company paid cash of $1,174,584 and issued and delivered 125,984 shares of the Company's common stock at closing and agreed to either issue and deliver additional shares of the Company's common stock having an aggregate market value equal to, or make cash payments of, or at the Company's sole option any combination thereof,

$750,000 and $1,050,000 on or before June 29, 1998, and May 30, 1999, respectively. The $750,000 aggregate market value of the additional shares of the Company's common stock and/or cash payment is subject to a reduction adjustment in the event gross revenues, net of returns and allowances, during the 12-month period ended April 30, 1998, from (i) sales (other than Choc-Quilizer(TM)) of the purchased multi-level marketing organization and sales to Market America, Inc. (an unrelated multi-level marketing company) and sales to retail outlet stores, are less than $2,500,000 and/or (ii) the Company's sales of Choc-Quilizer(TM) are less than $4,000,000 during such 12-month period. Furthermore, the $1,050,000 aggregate market value of the additional shares of the Company's common stock and/or cash payment is subject to a reduction adjustment in the event gross revenues, net of returns and allowances, during the 12-month period ended March 31, 1999, from (i) sales (other than Choc-Quilizer(TM)) of the purchased multi-level marketing organization and sales to Market America, Inc. (an unrelated multi-level marketing company) and sales to retail outlet stores, are less than $5,000,000 and/or (ii) the Company's sales of Choc-Quilizer(TM) are less than $8,000,000 during such 12-month period. The value of the Company's common stock to be issued and delivered will be based upon the average closing prices of the Company's common stock on the last three trading days of the month preceding the month in which the applicable 12-month period ends.

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

Item 3.   DEFAULTS IN SECURITIES
          ----------------------
               None

Item 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
          --------------------------------------------------
               None

Item 5.   OTHER INFORMATION
          -----------------
               None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------


               EXHIBITS:  None.


               REPORTS ON FORM 8-K:

               The Company filed a Form 8-K with the Commission on February 17, 1997. Included in the report was "Item 2. Acquisition or Disposition of Assets". The Company acquired all of the issued and outstanding capital stock of Chambre International, Inc., a Texas corporation ("CII"). Pursuant to Reg. (S) 228.310, none of the conditions of the acquisition specified in paragraph (c)(2) of Item 310 exceeded 20%, therefore, financial statements were not required.

                                  SIGNATURES
--------------------------------------------------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 13, 1997                      By:  /s/ Roger P. Baresel
     -------------------                    ------------------------------------
                                             Roger P. Baresel
                                             President