Form 10QSB
period 1997-06-30
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 1997-08-14
CIK 841866

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   June 30, 1997
                                                ----------------

                                      OR

            (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                         Commission File Number
  June 30, 1997                                                  0-22279
-----------------                                         ----------------------

                       ADVANTAGE MARKETING SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

           Oklahoma                                          73-1323256
---------------------------------                   ----------------------------
(State or Other Jurisdiction                        (IRS Employer Identification
of Incorporation or Organization)                               Number)

       2601 N.W. Expressway, Suite 1210W, Oklahoma City, Oklahoma  73112
--------------------------------------------------------------------------------
                     (Address of Principal Offices)              (Zip Code)



                                (405) 842-0131
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing
requirements for the past 90 days.             Yes      X        No
                                                    ---------        ---------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                                2,680,081
------------------------------                      ----------------------------
Title of Class                                      Number of Shares outstanding
                                                          at June 30, 1997
Exhibit Index appears on page  14 .
                              ----

                       ADVANTAGE MARKETING SYSTEMS, INC.
--------------------------------------------------------------------------------
                        QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 1997
                      -----------------------------------


                               Table of Contents
                               -----------------

   Part I  - Financial Information

             Consolidated Balance Sheets.......................    3

             Consolidated Statements of Income.................    4

             Consolidated Statements of Cash Flows.............    5

             Notes to Consolidated Financial Statements........    7

             Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............   10

   Part II - Other Information.................................   14

                       ADVANTAGE MARKETING SYSTEMS, INC.
                     (FORMERLY AMS, INC.) AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)

                                                                     JUNE 30,    DECEMBER 31,
                             ASSETS                                    1997          1996
                             ------                                ------------  ------------
CURRENT ASSETS:
Cash..............................................................  $  611,641    $   169,569
Receivables - net of allowance of $25,804.........................     121,867         52,013
Receivable from affiliate.........................................      13,573         13,042
Commission advances...............................................     131,032         44,821
Inventory.........................................................     663,987        217,945
Deferred income taxes.............................................     149,791        157,853
                                                                    ----------    -----------
    Total current assets..........................................   1,691,891        655,243

COMMISSION ADVANCES...............................................       4,341          4,341
RECEIVABLES.......................................................      18,545         18,000
RECEIVABLE FROM AFFILIATE.........................................      47,859         54,780
PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $375,199 and $327,344, respectively...........     491,929        377,190
GOODWILL, Net.....................................................   1,753,201        109,232
COVENANTS NOT TO COMPETE, Net.....................................     553,011         52,222
DEFERRED INCOME TAXES.............................................     277,301        341,760
OTHER ASSETS......................................................     163,817        177,573
                                                                    ----------    -----------
    Total Assets..................................................  $5,001,895    $ 1,790,341
                                                                    ==========    ===========

               LIABILITIES & STOCKHOLDERS' EQUITY
               ----------------------------------

CURRENT LIABILITIES:
Accounts payable..................................................  $  367,848    $   268,433
Accrued expenses..................................................     383,652        247,883
Accrued promotion expense.........................................          --         46,370
Notes payable.....................................................      17,516          9,446
Capital lease obligations.........................................      82,709         66,758
                                                                    ----------    -----------
    Total current liabilities.....................................     851,725        638,890

LONG-TERM LIABILITIES:
Notes payable.....................................................      46,561         19,049
Capital lease obligations.........................................     221,897        210,973
                                                                    ----------    -----------
TOTAL LIABILITIES.................................................   1,120,183        868,912
                                                                    ----------    -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock - $.0001 par value;
  authorized 5,000,000 shares; none issued........................          --             --
Common stock - $.0001 par value; authorized 495,000,000 shares;
  issued and outstanding 2,680,081 and 2,143,441, respectively....         268            214
Paid-in capital...................................................   4,819,816      1,981,380
Accumulated deficit...............................................    (938,372)    (1,060,165)
                                                                    ----------    -----------
Total stockholders' equity........................................   3,881,712        921,429
                                                                    ----------    -----------
    Total liabilities and stockholders' equity....................  $5,001,895    $ 1,790,341
                                                                    ==========    ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                       ADVANTAGE MARKETING SYSTEMS, INC.
                     (FORMERLY AMS, INC.) AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                              JUNE 30,                 JUNE 30,
                                                       ----------------------   ----------------------
                                                          1997        1996         1997        1996
                                                       ----------  ----------   ----------  ----------
Net sales...........................................   $2,696,645  $1,474,419   $4,736,408  $2,797,284
Cost of sales.......................................    1,948,424   1,047,191    3,502,298   2,002,060
                                                       ----------  ----------   ----------  ----------
    Gross profit....................................      748,221     427,228    1,234,110     795,224

Marketing, distribution and administrative expenses
                                                          647,019     327,464    1,051,927     615,981
                                                       ----------  ----------   ----------  ----------
    Income from operations..........................      101,202      99,764      182,183     179,243

Other income (expense):
Interest, net.......................................        5,183      (3,232)       1,007      (7,863)
Other income........................................        3,463       3,403       13,123      10,259
                                                       ----------  ----------   ----------  ----------
    Total other income (expense)....................        8,646         171       14,130       2,396
                                                       ----------  ----------   ----------  ----------

INCOME BEFORE TAXES.................................      109,848      99,935      196,313     181,639

INCOME TAX EXPENSE..................................       41,698          --       74,520          --
                                                       ----------  ----------   ----------  ----------

NET INCOME..........................................   $   68,150  $   99,935   $  121,793  $  181,639
                                                       ==========  ==========   ==========  ==========

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES................................    3,296,474   3,363,000*   3,296,474   3,363,000*

NET INCOME PER COMMON SHARE.........................   $      .03  $      .03*  $      .04  $      .05*



* Restated for one-for-eight reverse stock split effective October 29, 1996.



                      SEE NOTES TO FINANCIAL STATEMENTS.

                       ADVANTAGE MARKETING SYSTEMS, INC.
                     (FORMERLY AMS, INC.) AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                                                    JUNE 30,
                                                                                            ------------------------
                                                                                                1997         1996
                                                                                            ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................  $   121,793   $ 181,639
Adjustments to reconcile net income to net cash provided (used) by operating activities:
        Depreciation and amortization.....................................................       94,839      30,965
        Deferred income tax...............................................................       72,521          --
  Changes in assets and liabilities which provided (used) cash:
       Inventory..........................................................................     (317,416)   (190,940)
       Receivables, advances and prepaids.................................................     (126,340)    (19,774)
       Accounts payable and accrued expenses..............................................      (21,321)    317,303
                                                                                            -----------   ---------
           Net cash provided (used) by operating activities...............................     (175,924)    319,193
                                                                                            -----------   ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment........................................................      (83,531)    (57,635)
Purchase of Miracle Mountain International, Inc...........................................           --     (56,103)
Purchase of Chambre International, Inc....................................................      (51,340)         --
Purchase of assets pursuant to SNSI Asset Purchase........................................   (1,274,441)         --
Purchase of other assets..................................................................      (72,940)    (64,689)
Advances to affiliate.....................................................................           --     (22,000)
Repayment of advances to affiliate........................................................        6,390          --
                                                                                            -----------   ---------
        Net cash used by investing activities.............................................   (1,475,862)   (200,427)
                                                                                            -----------   ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock....................................................    2,234,357          --
Proceeds from notes payable...............................................................       40,980          --
Payment of deferred offering costs........................................................     (133,862)         --
Payment on notes payable..................................................................       (5,398)     (4,104)
Principal payment on capital leases.......................................................      (42,219)     (3,721)
Payment on notes payable - stockholder....................................................           --     (41,229)
                                                                                            -----------   ---------
        Net cash provided (used) by financing activities..................................    2,093,858     (49,054)
                                                                                            -----------   ---------

NET INCREASE IN CASH......................................................................      442,072      69,712

BEGINNING CASH BALANCE....................................................................      169,569     112,087
                                                                                            -----------   ---------

ENDING CASH BALANCE.......................................................................  $   611,641   $ 181,799
                                                                                            ===========   =========

                                                                     (Continued)

                       ADVANTAGE MARKETING SYSTEMS, INC.
                     (FORMERLY AMS, INC.) AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                                                       JUNE 30,
                                                                                               -------------------------
                                                                                                   1997         1996
                                                                                               ------------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest.......................................................  $    11,688     $ 13,701
Cash paid during the year for taxes..........................................................        1,999           --
Noncash financing and investing activities:
    Property and equipment acquired by capital lease.........................................       69,094        6,700
    Fair value of capital stock issued to purchase Miracle Mountain International, Inc.......           --      120,000
    SNSI Asset Purchase:
           Fair value of assets acquired.....................................................      (84,063)          --
           Fair value of covenant not to compete.............................................     (500,000)          --
           Purchase price in excess of tangible assets acquired and covenant not to compete..   (1,490,378)          --
           Fair value of common stock issuance...............................................      800,000           --
                                                                                               -----------   ----------
           Cash paid to purchase SNSI assets.................................................   (1,274,441)          --
                                                                                               ===========   ==========
    Acquisition of  Chambre  International, Inc.:
           Fair value of assets acquired.....................................................      (84,802)          --
           Fair value of covenant not to compete.............................................      (20,000)          --
           Purchase price in excess of tangible assets acquired and covenant not to compete..     (179,325)          --
           Fair value of common stock issuance...............................................       84,000           --
           Liabilities assumed...............................................................      148,787           --
                                                                                               -----------   ----------
           Cash paid to purchase Chambre International, Inc..................................  $   (51,340)    $     --
                                                                                               ===========   ==========


                                                                     (Concluded)


                       SEE NOTES TO FINANCIAL STATEMENTS.

                       ADVANTAGE MARKETING SYSTEMS, INC.
                     (FORMERLY AMS, INC.) AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)


1.   UNAUDITED INTERIM FINANCIAL STATEMENTS

     The unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended December 31, 1996.

     The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 1997. Certain reclassifications have been made to prior period balances to conform with the presentation for the current period.

2.   ACQUISITIONS

     Pursuant to a Stock Purchase Agreement having an effective date of January 31, 1997 (the "Purchase Agreement"), the Company acquired all of the issued and outstanding capital stock of Chambre International, Inc., a Texas corporation ("CII"), and CII became a wholly-owned subsidiary of the Company (the "CII Acquisition"). The CII Acquisition was closed on January 31, 1997, and was accounted for under the purchase method of accounting. CII is a network marketer of various third-party manufactured cosmetics, skin care and hair care products. In connection with the CII Acquisition, the Company issued 6,482 shares of its common stock to the shareholders of CII at closing and issued an additional 7,518 shares of its common stock to the shareholders of CII on March 31, 1997, after determination of certain liabilities.

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

     Pursuant to an Asset Purchase Agreement having an effective date of April 16, 1997 (the "Purchase Agreement"), the Company acquired all of the assets of Stay 'N Shape International, Inc. ("SNSI"), Solution Products International, Inc. ("SPII"), Nation of Winners, Inc. ("NWI"), Now International, Inc. ("NII"), all Georgia corporations, (collectively SNSI, SPII, NWI and NII are referred to as the "Selling Group"), free and clear of any lien, charge, claim, pledge, security interest or other encumbrance of any type or kind whatsoever, known or unknown (the "SNSI Asset Purchase"). The SNSI Asset Purchase was closed on April 16, 1997, and was accounted for under the purchase method of accounting. Each company in the Selling Group is a network marketer of various third-party manufactured nutritional supplements and was under common ownership.

     In connection with the SNSI Asset Purchase, the Company paid cash of $1,174,441 and issued 125,984 shares of the Company's common stock at closing and agreed to either issue additional shares of the Company's common stock having an aggregate market value equal to, or make cash payments of, or at the Company's sole option any combination thereof, $750,000 and $1,050,000 on or before June 29, 1998, and May 30, 1999, respectively. The $750,000 aggregate market value of the additional shares of the Company's common stock or cash payment shall be reduced by the aggregate amount that gross revenues, net of returns and allowances, during the 12-month period ended April 30, 1998, from (i) sales (other than Choc-Quilizer/TM/) of the purchased network marketing organization, sales to Market America, Inc. (an unrelated network marketing company) and sales to retail outlet stores, are less than $2,500,000 and (ii) the Company's sales of Choc-Quilizer/TM/ are less than $4,000,000 during such 12-month period. Furthermore, the $1,050,000 aggregate market value of the additional shares of the

     Company's common stock or cash payment shall be reduced by the aggregate amount that gross revenues, net of returns and allowances, during the 12-month period ended March 31, 1999, from (i) sales (other than Choc-Quilizer/TM/) of the purchased network marketing organization, sales to Market America, Inc. and sales to retail outlet stores, are less than $5,000,000 and (ii) the Company's sales of Choc-Quilizer/TM/ are less than $8,000,000 during such 12-month period. The value of the Company's common stock to be issued will be based upon the average of the closing prices of the Company's common stock on the last three trading days of the month preceding the month in which the applicable 12-month period ends.

     In connection with the SNSI Asset Purchase, the excess of the purchase price of $2,074,441, which includes $100,000 of transaction costs, over the $84,063 fair market value of the assets acquired, has been allocated $1,490,378 to goodwill and $500,000 to two covenants not to compete. Goodwill and the covenants not to compete will be amortized over 20 and 10 year periods, respectively.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the company and the Selling Group as if the acquisition had occurred at the beginning of 1996 and 1997, with pro forma adjustments to give effect to amortization of goodwill together with the related income tax effect.



            -------------------------------------------------------------
                                         Year Ended      Six Months Ended
                                      December 31, 1996   June 30, 1997
            -------------------------------------------------------------
            Net sales.................    $8,506,938        $5,319,869
            Net earnings..............       711,006           127,168
            Net earnings per share....          0.25              0.04
            -------------------------------------------------------------

3.   STOCK OPTIONS

     The Company established the Advantage Marketing Systems, Inc. 1995 Stock Option Plan (the "Plan") in June 1995. The Plan provides for the issuance of incentive and nonincentive stock options with or without stock appreciation rights to employees and consultants of the Company, including employees who also serve as directors of the Company. The total number of shares of the Company's common stock authorized and reserved for issuance under the Plan is 1,125,000. During the six months ended June 30, 1997, the Company issued 146,750 options under the Plan. As of June 30, 1997, 146,750 options had been granted under the Plan.

 4.  ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128-Earnings Per Share, which is effective for the Company's year ending December 31, 1997. The statement establishes standards for computing and presenting earnings per share. Adoption of SFAS No. 128 is not expected to have a material effect on the Company's consolidated financial position or results of operations, but will result in changes to the calculation of earnings per share.

     Also in February 1997, the FASB issued SFAS No. 129-Disclosure of Information about Capital Structure, which is effective for the Company's year ending December 31, 1997. The statement establishes standards for disclosing information about a reporting company's capital structure. Adoption of SFAS No. 129 relates to disclosure within the financial statements and will not have a material effect on the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 130-Reporting Comprehensive Income which is effective for the Company's year ending December 31, 1998. The statement addresses the reporting and displaying of comprehensive income and its components. Earnings per share will only be reported for net income and not for comprehensive income. The Company has not had adequate time to determine the differences between comprehensive income and net income.

     Also in June 1997, the FASB issued SFAS No. 131-Disclosures about Segments of an Enterprise and Related

     Information. SFAS No. 131 modifies current segment reporting requirements and establishes, for public companies, criteria for reporting disclosures about a company's products and services, geographic areas and major customers in annual and interim financial statements. The Company will adopt SFAS No. 131 for the year ending December 31, 1998.

 5.  WARRANT MODIFICATION OFFERING AND RIGHTS OFFERING

     On January 31, 1997, the Company distributed, at no cost, non-transferable rights ("Rights") to the holders of record of shares of its common stock, par value $.0001 per share. The Rights entitled the holders (the "Rights Holders") to subscribe for and purchase up to 2,148,191 units (each unit consisting of one share of common stock and one 1997-A warrant) for the price of $6.80 per unit (the "Rights Offering"). The record date holders of the Company's common stock received one Right for each share of common stock held by them as of the record date. The Rights expired on March 17, 1997. Pursuant to the Rights, Rights Holders could purchase one unit for each Right held.

     Concurrent with the Rights Offering, the Company elected to redeem all of its outstanding Class A and Class B common stock Purchase Warrants (the "Public Warrants") for $.0008 per warrant (the "Warrant Redemption") on March 17, 1997. However, in connection with the Warrant Redemption, the Company, pursuant to modification of the terms of the Public Warrants, offered to the Public Warrant holders (the "Warrant Holders") the right to exercise the Public Warrants to purchase units, each comprised of one share of common stock and one 1997-A warrant, at an exercise price of $6.00 per unit (the "Warrant Modification Offering").

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


                                  * * * * * *

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS
COMPARISON OF SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
------------------------------------------------------------

Net sales during the six months ended June 30, 1997  increased by $1,939,000, or
69.3 percent, to $4,736,000 from $2,797,000 during the six months ended June 30, 1996. The increase was principally attributable to expansion of the Company's network of independent distributors and increased sales of the Company's weight management, dietary supplement and personal care products. Through the Miracle Mountain International, Inc. ("MMI") Acquisition (which was consummated on May 31,1996), CII Acquisition (which was consummated on January 31, 1997) and the SNSI Asset Purchase (which was consummated on April 16, 1997), the Company added 74 products to its product line and acquired 6,790 distributors. The distributors acquired in connection with the MMI Acquisition, the CII Acquisition and the SNSI Asset Purchase contributed $216,000, $257,000 and $361,000, respectively, to the increase between the two periods. During the six months ended June 30, 1997, the Company made aggregate net sales of $4,651,000 to 13,100 active distributors, compared to aggregate sales during the same period in 1996 of $2,422,000 to 6,000 active distributors. At June 30, 1997, the Company had approximately 19,000 "active" distributors compared to approximately 10,100 at June 30, 1996. A distributor is considered to be "active" if he or she has made a product purchase of $60 or more from the Company within the previous 12 months. Sales per distributor decreased from $46 to $42 for the six months ended June 30, 1997, compared to the same period in 1996. This decrease was due to the increase in the number of active distributors as a result of the CII Acquisition and SNSI Asset Purchase (which were consummated on January 31, 1997 and April 16, 1997, respectively), which new distributors did not contribute sales during the full six months ended June 30, 1997.

Cost of sales during the six months ended June 30, 1997, increased by $1,500,200, or 74.9 percent, to $3,502,200 from $2,002,000 during the same period in 1996. This increase was attributable to an increase of (i) $977,800 in distributor bonuses due to special promotions designed to expand the Company's distributor network, (ii) $392,800 in the cost of products sold, and
(iii) $129,600 in shipping costs. Total cost of sales, as a percentage of net sales, increased to 73.9 percent during the six months ended June 30, 1997, from
71.6 percent during the same period in 1996 due to an increase in distributor bonuses as a percentage of net sales to 46.5 percent from 43.7 percent, offset by a decrease in cost of products sold to 23.3 percent of net sales from 25.5 percent due to price reductions obtained from manufacturers of the Company's products. During periods of growth, it is anticipated that the Company will from time to time offer promotions to distributors to increase sales and their income, which if successful will result in increases in distributor bonuses and temporary increases in cost of sales.

The Company's gross profit increased $439,000, or 55.2 percent, to $1,234,000 for the six months ended June 30, 1997 from $795,000 for the same period in 1996. The gross profit decreased as a percentage of net sales to 26.1 percent of net sales from 28.4 percent. The decrease in the Company's gross profit margin resulted from the increase in distributor bonuses during the more recent period which increased at a faster rate than net sales.

Marketing, distribution and administrative expenses increased $436,000, or 70.8 percent, to $1,052,000 during the six months ended June 30, 1997, from $616,000 during the same period in 1996. This increase was attributable to expansion of the Company's administrative infra-structure necessary to support increased levels of sales. Payroll and employee costs increased by $255,000 during the six months ended June 30, 1997, as compared to the same period in 1996, due to the increase in full-time employees to 31 during the last quarter of 1996, as compared to 16 full-time employees during the first quarter of 1996. The balance of the increase in marketing, distribution and administrative expenses resulted from the higher level of activity and corresponding increases in variable costs, such as postage, telephone, and supplies.

Income before taxes increased $14,700, or 8.1 percent, to $196,300 during the six months ended June 30, 1997, from $181,600 during the same period in 1996. Income before taxes as a percentage of net sales decreased to 4.1 percent during the six months ended June 30, 1997, from 6.5 percent during the same period in 1996, primarily as a result of the decline in the Company's gross profit margin. Income taxes were $74,520 during the six months ended June 30, 1997, while during the same period of 1996 there was no income tax expense. The Company recognized a one-time tax benefit of approximately

$500,000 in 1996 primarily related to the reversal of a deferred tax valuation allowance related to the expected future tax benefits to be realized from operating loss carryforwards. As a result, the Company has begun reporting income tax expense for financial reporting purposes.

Net income decreased $59,800, or 32.9 percent, to $121,800 during the six months ended June 30, 1997, from $181,600 during the same period in 1996. This decrease in net income was primarily the result of the decrease in the Company's gross profit margin combined with the recording of income tax expense for financial reporting purposes during the six months ended June 30, 1997. Net income as a percentage of net sales decreased to 2.5 percent during the six months ended June 30, 1997, from 6.5 percent during the same period in 1996.

RESULTS OF OPERATIONS
COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
--------------------------------------------------------------

Net sales during the three months ended June 30, 1997, increased by $1,223,000 or 83.0 percent to $2,697,000 from $1,474,000 during the three months ended June 30, 1996. The increase was principally attributable to expansion of the Company's network of independent distributors and increased sales of the Company's weight management, dietary supplement and personal care products. Through the MMI Acquisition (which was consummated on May 31,1996), CII Acquisition (which was consummated on January 31, 1997) and the SNSI Asset Purchase (which was consummated on April 16, 1997), the Company added 74 products to its product line and acquired 6,790 distributors. The distributors acquired in connection with the MMI Acquisition, the CII Acquisition and the SNSI Asset Purchase contributed $102,000, $180,000 and $361,000, respectively, to the increase between the two periods. During the three months ended June 30, 1997, the Company made aggregate sales of these products of $2,657,000 to 11,200 active distributors, compared to aggregate sales during the same period in 1996 of $1,279,000 to 5,400 active distributors. At June 30, 1997, the Company had 19,000 "active" independent distributors compared to 10,100 at June 30, 1996. A distributor is considered to be "active" if he or she has made a product purchase of $60 or more from the Company within the previous 12 months. Sales per distributor decreased from $49 to $47 for the three months ended June 30, 1997 compared to the same period in 1996. This decrease was due to the increase in the number of active distributors as a result of the SNSI Acquisition (which was consummated on April 16, 1997), while the Company did not have the benefit of the sales of such distributors during the full three months ended June 30, 1997.

Cost of sales during the three months ended June 30, 1997, increased by $901,200 or 86.1 percent to $1,948,000 from $1,047,000 during the same period in 1996. This increase was attributable to an increase of (i) $551,900 in distributor bonuses due to special promotions designed to expand the Company's distributor network, and (ii) $257,300 in the cost of products sold, and (iii) $92,000 in shipping costs. Total cost of sales, as a percentage of net sales, increased to
72.3 percent during the three months ended June 30, 1997, from 71.0 percent during the same period in 1996 due to an increase in distributor bonuses as a percentage of net sales to 44.3 percent from 43.6 percent as a result of various promotions designed to expand the Company's distributor network, offset by a decrease in cost of products sold to 23.4 percent from 25.4 percent due to price reductions obtained from manufacturers of the Company's products. During periods of growth, it is anticipated that the Company will from time to time offer promotions to distributors to increase sales and their income, which if successful will result in increases in distributor bonuses.

The Company's gross profit increased $321,000 or 75.2 percent to $748,000 for the three months ended June 30, 1997, from $427,000 for the same period in 1996. The gross profit decreased as a percentage of net sales to 27.7 percent from
29.0 percent. The decrease in the Company's gross profit margin resulted from the increase in cost of sales as a percentage of net sales.

Marketing, distribution and administrative expenses increased $320,000 or 97.9 percent to $647,000 during the three months ended June 30, 1997, from $327,000 during the same period in 1996. This increase was attributable to expansion of the Company's administrative infra-structure necessary to support increased levels of sales. Payroll and employee costs increased by $161,00 during the three months ended June 30, 1997, as compared to the same period in 1996, due to the increase in full-time employees to 31 during the last quarter of 1996, as compared to 16 full-time employees during the same period in 1996. The balance of the increase in marketing, distribution and administrative expenses resulted from the higher level of activity and corresponding increases in variable costs, such as postage, telephone, and supplies.

Income before taxes increased $9,900 or 9.9 percent to $109,800 during the three months ended June 30, 1997, from $99,900 during the same period in 1996. Income before taxes as a percentage of net sales decreased to 4.1 percent during the three months ended June 30, 1997, from 6.8 percent during the same period in 1996, primarily as a result of the decline in the Company's gross profit margin. Income taxes were $41,698 during the three months ended June 30, 1997, while during the same period of 1996 there was no income tax expense. The Company recognized a one-time tax benefit of approximately $500,000 in 1996 primarily related to the reversal of a deferred tax valuation allowance related to the expected future tax benefits to be realized from operating loss carryforwards. As a result, the Company has begun reporting income tax expense for financial reporting purposes.

Net income decreased $31,800 or 31.8 percent to $68,100 during the three months ended June 30, 1997, from $99,900 during the same period in 1996. This decrease in net income was primarily the result of the decrease in the Company's gross profit margin combined with the recording of income tax expense for financial reporting purposes during the three months ended June 30, 1997. Net income as a percentage of net sales decreased to 2.5 percent during the three months ended June 30, 1997, from 6.8 percent during the same period in 1996.

Accounting Standards Issued But Not Yet Adopted

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128-Earnings Per Share, which is effective for the Company's year ending December 31, 1997. The statement establishes standards for computing and presenting earnings per share. Adoption of SFAS No. 128 is not expected to have a material effect on the Company's consolidated financial position or results of operations, but will result in changes to the calculation of earnings per share.

Also in February 1997, the FASB issued SFAS No. 129-Disclosure of Information about Capital Structure, which is effective for the Company's year ending December 31, 1997. The statement establishes standards for disclosing information about a reporting company's capital structure. Adoption of SFAS No. 129 relates to disclosure within the financial statements and will not have a material effect on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 130-Reporting Comprehensive Income which is effective for the Company's year ending December 31, 1998. The statement addresses the reporting and displaying of comprehensive income and its components. Earnings per share will only be reported for net income and not for comprehensive income. The Company has not had adequate time to determine the differences between comprehensive income and net income.

Also in June 1997, the FASB issued SFAS No. 131-Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 modifies current segment reporting requirements and establishes, for public companies, criteria for reporting disclosures about a company's products and services, geographic areas and major customers in annual and interim financial statements. The Company will adopt SFAS No. 131 for the year ending December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Prior to completion of the offerings described below, the Company's primary source of liquidity was net cash provided by operating activities and shareholder loans. The Company does not have any outside debt-based liquidity sources.

On January 31, 1997, the Company distributed, at no cost, 2,148,191 non-transferable rights ("Rights") to its shareholders of record on such date. Each of the Rights entitled the holder to purchase one unit (consisting of one share of Common Stock and one 1997-A Warrant) on or before March 17, 1997 for $6.80 per unit (the "Rights Offering"). Concurrently with the Rights Offering, the Company redeemed its outstanding Class A and Class B Common Stock Purchase Warrants (the "Public Warrants") for $.0008 per warrant (the "Warrant Redemption") effective on March 17, 1997. In connection with the Warrant Redemption, the Company modified the terms of the Public Warrants and offered to holders of the Public Warrants (the "Warrant Holders") the right to exercise each of the Public Warrants for the purchase of one unit (consisting of one share of Common Stock and one 1997-A Warrant), at an exercise price of $6.00 per unit (the "Warrant Modification Offering"). Proceeds to the Company from the Warrant Modification Offering and the Rights Offering (the "Offerings") were $2,154,357. Accumulated offering costs of $323,076 were charged against the proceeds of the Offerings. Pursuant to the

Offerings, the Company issued 337,211 units, consisting of shares of Common Stock and 1997-A Warrants.

At June 30, 1997, the Company had working capital of $840,200, compared to $16,000 at December 31, 1996. The increase was primarily related to the net proceeds from the Offerings. Management believes that its cash and cash equivalents and cash flows from operations will be sufficient to fund its working capital needs over the next 12 months. During the six months ended June 30, 1997, net cash used by operating activities was $175,900, net cash used by investing activities was $1,475,900 (consisting primarily of the SNSI Asset Purchase), and net cash provided by financing activities was $2,093,900 (consisting primarily of proceeds from the Offerings less payment of deferred offering costs). This represents an average monthly negative cash flow from operating activities of $29,300. The Company had a net increase in cash during this period of $442,100. The Company's working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses.

The Company made non-interest bearing advances to the John Hail Agency, Inc. ("JHA"), a company controlled by John W. Hail, the Chief Executive Officer and a major shareholder of the Company, of $22,000 during the year ended December 31, 1996. During the six months ended June 30, 1997 and the year ended December 31, 1996, JHA made repayments to the Company of $6,390 and $6,141, respectively. Effective June 30, 1996, the Company adopted a policy to not make any further advances to JHA, and JHA executed a promissory note payable to the Company in the principal amount of $73,964, bearing interest at eight percent per annum and payable in 60 installments of $1,499 per month, including interest.

In connection with the SNSI Asset Purchase, the Company agreed to make installment purchase price payments of $750,000 and $1,050,000 by June 29, 1998 and May 30, 1999, respectively, either by deliveries of additional shares of the Company's Common Stock or by cash payments or any combination thereof. The $750,000 installment payment shall be reduced by the aggregate amount that gross revenues, net of returns and allowances, during the 12-month period ended April 30, 1998, from (i) sales (other than sales of Choc-Quilizer) of the purchased network marketing organization, sales to Market America, Inc. (an unrelated network marketing company) and sales to retail outlet stores, are less than $2,500,000 and (ii) the Company's sales of Choc-Quilizer are less than $4,000,000 during such 12-month period. Furthermore, the $1,050,000 installment payment shall also be reduced by the aggregate amount that gross revenues, net of returns and allowances, during the 12-month period ended March 31, 1999, from such sales are less than $5,000,000 and less than $8,000,000, respectively, during such 12-month period. The value of the Common Stock to be issued and delivered, if any, will be based upon the average of the closing prices of the Common Stock on the last three trading days of the month preceding the month in which the applicable 12-month period ends.

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

Item 3.  DEFAULTS IN SECURITIES
         ----------------------
         None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
         --------------------------------------------------
         None

Item 5.  OTHER INFORMATION
         -----------------
         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------


         EXHIBITS:  None.


         REPORTS ON FORM 8-K:

         The Company filed a Form 8-K with the Commission on May 1, 1997. Included in the report was "Item 2. Acquisition or Disposition of Assets". The Company acquired all of the assets of Stay 'N Shape International, Inc., Now International, Inc., Solution Products International, Inc., and Nation of Winners, Inc., all Georgia corporations, free and clear of any lien, charge, claim, pledge, security interest or other encumbrance of any type on April 16, 1997. The Company filed a Form 8-K/A Amendment No. 1 on June 25, 1997, which contained audited combined financial statements for the years ended December 31, 1996 and 1995, unaudited combined financial statements for the three months ended March 31, 1997 and 1996, and unaudited pro forma financial information for Stay 'N Shape International, Inc., Now International, Inc., Solution Products, Inc. and Nation of Winners, Inc.

         The Company filed a Form 8-K with the Commission on June 25, 1997. Included in the report was "Item 5. Other Events". The Company included within this Report the unaudited consolidated balance sheet of the Company at April 30, 1997 and unaudited consolidated statement of income for the four months ended April 30, 1997, and unaudited notes to the consolidated financial statements.

                                  SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 13, 1997                           By:  /s/ Roger P. Baresel
     ------------------                            -----------------------------
                                                     Roger P. Baresel
                                                        President