Form 10QSB
period 1997-09-30
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 1997-11-14
CIK 841866

                                 FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   September 30, 1997
                                             ----------------------

                                      OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                      Commission File Number
September 30, 1997                                             0-22279
------------------                                     ----------------------


                       ADVANTAGE MARKETING SYSTEMS, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

         Oklahoma                                             73-1323256
----------------------------                        ----------------------------
(State or Other Jurisdiction                        (IRS Employer Identification
of Incorporation or Organization)                    Number)


       2601 N.W. Expressway, Suite 1210W, Oklahoma City, Oklahoma  73112
--------------------------------------------------------------------------------
              (Address of Principal Offices)                (Zip Code)

                                (405) 842-0131
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                        -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                                2,680,081
------------------------------                     -----------------------------
Title of Class                                     Number of Shares outstanding
                                                      at September 30, 1997

Exhibit Index appears on page  17.
                               --

                       ADVANTAGE MARKETING SYSTEMS, INC.
                       ---------------------------------

                        QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                   ----------------------------------------


                               Table of Contents
                               -----------------


Part I  - Financial Information

          Consolidated Balance Sheets..................................      3

          Consolidated Statements of Income............................      4

          Consolidated Statements of Cash Flows........................      5

          Notes to Consolidated Financial Statements...................      7

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................     12

Part II - Other Information............................................     17

                       ADVANTAGE MARKETING SYSTEMS, INC.
                     (FORMERLY AMS, INC.) AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)

                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                     ASSETS                                              1997               1996
                                     ------                                       ------------------  ----------------
CURRENT ASSETS:
Cash............................................................................         $  357,052       $   169,569
Receivables - net of allowance of $25,804 at each period end....................             89,199            52,013
Receivable from affiliate.......................................................             13,846            13,042
Commission advances.............................................................            100,541            44,821
Inventory.......................................................................            907,567           217,945
Deferred income taxes...........................................................            146,046           157,853
                                                                                         ----------       -----------
    Total current assets........................................................          1,614,251           655,243
COMMISSION ADVANCES.............................................................                 --             4,341
RECEIVABLES.....................................................................             18,194            18,000
RECEIVABLE FROM AFFILIATE.......................................................             44,293            54,780
PROPERTY AND EQUIPMENT, net of accumulated
    depreciation of $395,869 and $327,344, respectively.........................            629,704           377,190
GOODWILL, Net...................................................................          1,728,073           109,232
COVENANTS NOT TO COMPETE, Net...................................................            535,901            52,222
DEFERRED INCOME TAXES...........................................................            274,385           341,760
DEFERRED OFFERING COSTS.........................................................            281,995           175,848
OTHER ASSETS....................................................................            181,284             1,725
                                                                                         ----------       -----------
    Total Assets................................................................         $5,308,080       $ 1,790,341
                                                                                         ==========       ===========
                        LIABILITIES & STOCKHOLDERS' EQUITY
                        ----------------------------------

CURRENT LIABILITIES:
Accounts payable................................................................         $  352,049       $   268,433
Accrued commissions and bonuses.................................................            357,097           178,597
Accrued other expenses..........................................................            243,115            69,286
Accrued promotion expense.......................................................                 --            46,370
Notes payable...................................................................             24,152             9,446
Capital lease obligations.......................................................            109,446            66,758
                                                                                         ----------       -----------
    Total current liabilities...................................................          1,085,859           638,890
LONG-TERM LIABILITIES:
Notes payable...................................................................             87,876            19,049
Capital lease obligations.......................................................            241,943           210,973
                                                                                         ----------       -----------
Total Liabilities...............................................................          1,415,678           868,912
                                                                                         ----------       -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock - $.0001 par value;
  authorized 5,000,000 shares; none issued                                                       --                --
Common stock - $.0001 par value; authorized 495,000,000 shares;
  issued and outstanding 2,680,081 and 2,143,441, respectively                                  268               214
Paid-in capital.................................................................          4,819,816         1,981,380
Accumulated deficit.............................................................           (927,682)       (1,060,165)
                                                                                         ----------       -----------
Total stockholders' equity......................................................          3,892,402           921,429
                                                                                         ----------       -----------
    Total liabilities and stockholders' equity..................................         $5,308,080       $ 1,790,341
                                                                                         ==========       ===========

                       SEE NOTES TO FINANCIAL STATEMENTS.

                       ADVANTAGE MARKETING SYSTEMS, INC.
                     (FORMERLY AMS, INC.) AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                         SEPTEMBER 30,                         SEPTEMBER 30,
                                                  ----------------------------        -------------------------------
                                                       1997           1996                  1997            1996
                                                  ------------  --------------        --------------  ---------------
Net sales.......................................    $2,889,906     $1,640,501             $7,635,321      $4,439,042
Cost of sales...................................     2,057,733      1,104,500              5,472,819       3,003,642
                                                    ----------     ----------             ----------      ----------
    Gross profit................................       832,173        536,001              2,162,502       1,435,400

Marketing, distribution and administrative
 expenses.......................................       818,616        428,994              1,957,755       1,147,894
                                                    ----------     ----------             ----------      ----------
    Income from operations......................        13,557        107,007                204,747         287,506

Other income (expense):
Interest, net...................................           803         (1,496)                 1,810          (9,359)
Other income....................................         3,188            504                  7,303           9,507
                                                    ----------     ----------             ----------      ----------
    Total other income (expense)................         3,991           (992)                 9,113             148
                                                    ----------     ----------             ----------      ----------

INCOME BEFORE TAXES.............................        17,548        106,015                213,860         287,654

INCOME TAX EXPENSE (BENEFIT)....................         6,857       (443,149)                81,377        (443,149)
                                                    ----------     ----------             ----------      ----------

NET INCOME......................................    $   10,691     $  549,164             $  132,483      $  730,803
                                                    ==========     ==========             ==========      ==========

WEIGHTED AVERAGE NUMBER
    OF COMMON AND COMMON
    EQUIVALENT SHARES...........................     3,457,135      3,176,000*             3,457,135       3,176,000*


NET INCOME PER COMMON SHARE.....................    $      NIL     $      .17*            $      .04      $      .23*


    * Restated for one-for-eight reverse stock split effective October 29, 1996.



                       SEE NOTES TO FINANCIAL STATEMENTS.

                       ADVANTAGE MARKETING SYSTEMS, INC.
                     (FORMERLY AMS, INC.) AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                                                 SEPTEMBER 30,
                                                                                           --------------------------
                                                                                              1997             1996
                                                                                           -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................................................       $   132,483      $ 730,803
Adjustments to reconcile net income to net cash provided (used) by operating activities:
        Depreciation and amortization...............................................           170,078         53,955
        Deferred income tax.........................................................            79,182       (443,149)
        Write off deferred offering costs...........................................                --         15,000
  Changes in assets and liabilities which provided (used) cash:
        Inventory...................................................................          (560,996)      (207,183)
        Receivables, advances and prepaids..........................................           (58,489)       (35,899)
        Accounts payable and accrued commissions, bonuses, and expenses.............            20,465        196,848
                                                                                           -----------      ---------
           Net cash (used) provided by operating activities.........................          (217,277)       310,375
                                                                                           -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..................................................          (130,568)       (62,531)
Purchase of Miracle Mountain International, Inc.....................................                --        (56,103)
Purchase of Chambre International, Inc..............................................           (51,340)            --
Purchase of assets pursuant to SNSI Asset Purchase..................................        (1,274,441)            --
Purchase of other assets............................................................          (106,803)            --
Advances to affiliate...............................................................                --        (22,000)
Repayment of advances to affiliate..................................................             9,683          3,040
                                                                                           -----------      ---------
           Net cash used by investing activities....................................        (1,553,469)      (137,594)
                                                                                           -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock..............................................         2,234,357             --
Proceeds from notes payable.........................................................            40,980             --
Payment of deferred offering costs..................................................          (240,703)       (89,489)
Payment on notes payable............................................................            (9,194)        (3,659)
Principal payment on capital leases.................................................           (67,211)        (9,484)
Payment on notes payable - stockholder..............................................                --        (64,271)
                                                                                           -----------      ---------
           Net cash provided (used) by financing activities.........................         1,958,229       (166,903)
                                                                                           -----------      ---------
NET INCREASE IN CASH................................................................           187,483          5,878

BEGINNING CASH BALANCE..............................................................           169,569        112,087
                                                                                           -----------      ---------
ENDING CASH BALANCE.................................................................       $   357,052      $ 117,965
                                                                                           ===========      =========

(Continued)

                       ADVANTAGE MARKETING SYSTEMS, INC.
                     (FORMERLY AMS, INC.) AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)



                                                                                                 SEPTEMBER 30,
                                                                                           --------------------------
                                                                                              1997            1996
                                                                                           -----------       --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest..............................................       $    21,104       $ 18,414
Cash paid during the year for income taxes..........................................             2,195             --
Noncash financing and investing activities:
    Property and equipment acquired by capital lease................................           140,869             --
    Fair value of capital stock issued to purchase Miracle Mountain International,
     Inc............................................................................                --        120,000
    SNSI Asset Purchase:
           Fair value of assets acquired............................................           (84,063)            --
           Fair value of covenant not to compete....................................          (500,000)            --
           Purchase price in excess of tangible assets acquired and covenant not to
            compete.................................................................        (1,490,378)            --
           Fair value of common stock issued........................................           800,000             --
                                                                                           -----------       --------
           Cash paid to purchase SNSI assets........................................        (1,274,441)            --
                                                                                           ===========       ========
    Acquisition of  Chambre  International, Inc.:
           Fair value of assets acquired............................................           (84,802)            --
           Fair value of covenant not to compete....................................           (20,000)            --
           Purchase price in excess of tangible assets acquired and covenant not to           (179,325)            --
            compete.................................................................
           Fair value of common stock issued........................................            84,000             --
           Liabilities assumed......................................................           148,787             --
                                                                                           -----------       --------
           Cash paid to purchase Chambre International, Inc.........................       $   (51,340)      $     --
                                                                                           ===========       ========

                                                                     (Concluded)

                      SEE NOTES TO FINANCIAL STATEMENTS.

                       ADVANTAGE MARKETING SYSTEMS, INC.
                     (FORMERLY AMS, INC.) AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)


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

     In connection with the CII Acquisition, the excess of the purchase price of $135,340, which includes $3,549 of transaction costs, over the negative $63,985 fair value of assets of CII acquired, net of liabilities assumed, has been allocated $179,325 to goodwill and $20,000 to a covenant not to compete. Goodwill and the covenant not to compete will be amortized over 20 year and 47 month periods, respectively.

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

     In connection with the SNSI Asset Purchase, the Company paid cash of $1,174,441 and issued 125,984 shares of the Company's common stock at closing and agreed to either issue additional shares of the Company's common stock having an aggregate fair value equal to, or make cash payments of, or at the Company's sole option any combination thereof, $750,000 and $1,050,000 on or before June 29, 1998, and

     May 30, 1999, respectively. The $750,000 aggregate fair value of the additional shares of the Company's common stock or cash payment shall be reduced by the aggregate amount that gross revenues, net of returns and allowances, during the 12-month period ended April 30, 1998, from (i) sales (other than Choc-Quilizer) of the purchased network marketing organization, sales to Market America, Inc. (an unrelated network marketing company) and sales to retail outlet stores, are less than $2,500,000 and (ii) the Company's sales of Choc-Quilizer are less than $4,000,000 during such 12-month period. Furthermore, the $1,050,000 aggregate fair value of the additional shares of the Company's common stock or cash payment shall be reduced by the aggregate amount that gross revenues, net of returns and allowances, during the 12-month period ended March 31, 1999, from (i) sales (other than Choc-Quilizer) of the purchased network marketing organization, sales to Market America, Inc. and sales to retail outlet stores, are less than $5,000,000 and (ii) the Company's sales of Choc-Quilizer are less than $8,000,000 during such 12-month period. The fair value of the Company's common stock to be issued will be based upon the average of the closing prices of the Company's common stock on the last three trading days of the month preceding the month in which the applicable 12-month period ends.

     In connection with the SNSI Asset Purchase, the excess of the purchase price of $2,074,441, which includes $100,000 of transaction costs, over the $84,063 fair value of the assets acquired, has been allocated $1,490,378 to goodwill and $500,000 to two covenants not to compete. Goodwill and the covenants not to compete will be amortized over 20 and 10 year periods, respectively.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the company and the Selling Group as if the acquisition had occurred at the beginning of 1996 and 1997, with pro forma adjustments to give effect to amortization of goodwill together with the related income tax effect.


        ------------------------------------------------------------------------------
                                                                    Nine Months Ended
                                               Year Ended             September 30,
                                            December 31, 1996              1997
        -----------------------------------------------------------------------------

        Net sales                               $8,506,938             $8,218,782

        Net earnings                               711,006                144,446

        Net earnings per share                        0.25                   0.04
        -----------------------------------------------------------------------------

3.   STOCK OPTIONS

     The Company established the Advantage Marketing Systems, Inc. 1995 Stock Option Plan (the "Plan") in June 1995. The Plan provides for the issuance of incentive and nonincentive stock options with or without stock appreciation rights to employees and consultants of the Company, including
     employees who also serve as directors of the Company.   The total number of
     shares of the Company's common stock authorized and reserved for issuance under the Plan is 1,125,000. During the nine months ended September 30, 1997, the Company issued 146,750 options under the Plan. As of September 30, 1997, 146,750 options had been granted under the Plan.

     The following table summarizes the Company's stock option activity for the nine months ended September 30, 1997 (as restated for the one-for-eight reverse split in October 1996):



                                           1997     EXERCISE PRICE
     Options outstanding,
       beginning of year                 1,528,927    $1.60 - 6.48

     Options granted
       during the year                     146,750            6.00

     Options exercised
       during the year                      37,500            1.60
                                             2,500            2.00
                                             6,945            2.16
                                         ---------
                                            46,945
                                         ---------

     Options cancelled
       during the year                     125,000            4.96
                                         ---------

     Options outstanding,
       end of year                       1,503,732    $1.60 - 6.48
                                         ---------


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


6.   SUBSEQUENT EVENTS

     In September 1995, the Oklahoma Department of Securities commenced an investigation of the Company with respect to a number of issues, the most prominent of which relates to the AMS Distributor Stock Pool (the "Pool"). The Pool, under which the Company's independent distributors were permitted to participate on a voluntary basis, was formed in 1990. Participants made contributions to the Pool and, from such contributions, the administrator of the Pool purchased on a monthly basis the Company's Common Stock in the over-the-counter market for the participants. All purchase transactions were executed and effected through a registered broker-dealer. All records of ownership of the Common Stock held by the Pool were maintained at the offices of the Company. The Pool only purchased shares of Common Stock and did not sell shares on behalf of the participants. As of October 31, 1997, the Pool held approximately 224,082 shares of Common Stock for and on behalf of the participants. Each Participant has sole voting rights with respect to those shares of Common Stock held for such participant's benefit. In the event a participant desires to sell the Common Stock held for his benefit by the Pool, certificates representing such shares are delivered to such participant for the purpose of effecting such sale. The Oklahoma Department of Securities took the position that the offer and sale of participation rights in the Pool violated the registration provisions of the Oklahoma Securities Act. During October 1997, the Company ceased accepting additional contributions to the Pool and effecting purchase transactions in the Common Stock. On November 4, 1997, the Company, John W. Hail, Curtis H. Wilson, Sr. and Roger P. Baresel, directors and executive officers of the Company, entered into an agreement with the Administrator of the Oklahoma Department of Securities in settlement of the investigation without any action having been taken against the Company and its officers and directors. Pursuant to such agreement, John W. Hail reimbursed the Department its costs of the investigation without entitlement to reimbursement by the Company or any of its other officers and directors. Under the terms of such agreement, the Company and Messrs. Hail, Wilson and Baresel agreed to notify the Department of any proposed offer or sale of additional securities by the Company or each of Messrs. Hail, Wilson and Baresel pursuant to any registration exemption under the Oklahoma Securities Act, for a period of three years from November 6, 1997.

     On November 6, 1997, pursuant to a firm underwriting, the Company sold 1,495,000 Units. The public offering price on each Unit was $4.50. Each Unit consists of one share of the Company's Common Stock, $.0001 par value per share, (the "Common Stock") and one Redeemable Common Stock Purchase Warrant (the "Warrants") exercisable to purchase one share of Common Stock. The Common Stock and Warrants comprising the Units will separate on December 8, 1997, or such later date as determined in the sole discretion of Paulson Investment Company, Inc. (the "Separation Date"), following appropriate prior notice by the Company to the holders of the Units. Prior to the Separation Date, each share of Common Stock and each Warrant comprising a Unit will trade only as a Unit. On and after the Separation Date, the Common Stock and Warrants comprising the Units will trade only as separate securities. Each Warrant initially entitles the holder thereof to purchase one share of Common Stock for an exercise price of $5.40. The Warrant exercise price will be adjusted on the 20th trading day following the Separation Date to 120 percent of the average of the daily closing sale prices of the Common Stock as reported on the Nasdaq SmallCap Market during the 20-day period, subject to adjustment in certain events. Unless earlier redeemed, the Warrants will be exercisable at any time on and after the Separation Date until November 6, 2002. The outstanding Warrants may be redeemed by the Company after the Separation Date, for $0.25 per Warrant, on not less than 30 days' written notice, at any time that the closing sale price per share of Common Stock, as reported on the Nasdaq SmallCap Market, closes at or above 200 percent of the Warrant exercise price, as adjusted, for a period of 20 consecutive trading days.

     As of November 13, 1997, there are 337,211 1997-A Warrants outstanding, all of which were issued in connection with the Company's Warrant Modification Offering and the Rights Offering which closed on March 17, 1997. The Company anticipates that, pursuant to its rights under the 1997-A Warrant Agreement, the Company will (i) extend the exercise period of the 1997-A Warrants to permit their exercise on or before the period ending November 6, 2002, and (ii) reduce the exercise price of the 1997-A Warrants to the same exercise price of the Warrants comprising in part the Units.

     The Units in the offering described above were offered by several Underwriters represented by Paulson Investment Company, Inc. and Joseph Charles & Assoc., Inc. (the "Representatives") in return for an underwriting discount and commission of eight percent. In addition, the Company sold and issued to the Representatives the Representatives' Warrants. The Representatives' Warrants are exercisable for a period of four years beginning one year from November 6, 1997. The Representatives' Warrants are exercisable to purchase up to 130,000 Units at a price of $5.40 per Unit. The Representatives' Warrants are nontransferable except to one of the Underwriters or to any individual who is either a partner or an officer of an Underwriter, or by will or the laws of descent and distribution. Paulson Investment Company, Inc. was paid at closing a non-accountable expense allowance equal to two percent of the aggregate price to the public of the Units sold in this offering.

     Proceeds to the Company from this offering were approximately $6,050,000. The Company will charge the accumulated offering costs of the offering against the net proceeds from the offering. The Company estimates that the accumulated offering costs will be approximately $800,000.

                                  * * * * * *

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS
COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
------------------------------------------------------------------

Net sales during the nine months ended September 30, 1997, increased by $3,196,000, or 72.0 percent, to $7,635,000 from $4,439,000 during the nine months ended September 30, 1996. The increase was principally attributable to expansion of the Company's network of independent distributors and increased sales of the Company's weight management, dietary supplement and personal care products. Through the Miracle Mountain International, Inc. ("MMI") Acquisition (which was consummated on May 31, 1996), CII Acquisition (which was consummated on January 31, 1997) and the SNSI Asset Purchase (which was consummated on April 16, 1997), the Company added 74 products to its product line and acquired 6,790 distributors. The distributors acquired in connection with the MMI Acquisition, the CII Acquisition and the SNSI Asset Purchase contributed $140,000, $390,000 and $755,000, respectively, to the increase between the two periods. During the nine months ended September 30, 1997, the Company made aggregate net sales of $7,530,000 to 17,300 distributors, compared to aggregate net sales during the same period in 1996 of $4,317,000 to 8,100 distributors. At September 30, 1997, the Company had approximately 20,600 "active" distributors compared to approximately 8,800 at September 30, 1996. A distributor is considered to be "active" if he or she has made a product purchase of $60 or more from the Company within the previous 12 months. Sales per distributor per month decreased from $59 to $48 for the nine months ended September 30, 1997, compared to the same period in 1996. This decrease was due to the increase in the number of active distributors as a result of the CII Acquisition and SNSI Asset Purchase (which were consummated on January 31, 1997 and April 16, 1997, respectively), which new distributors did not contribute sales during the full nine months ended September 30, 1997.

Cost of sales during the nine months ended September 30, 1997, increased by $2,469,200, or 82.2 percent, to $5,472,800 from $3,003,600 during the same period in 1996. This increase was attributable to an increase of (i) $1,505,600 in distributor bonuses due to special promotions designed to expand the Company's distributor network, (ii) $750,900 in the cost of products sold due to an improvement in the quality of products, and (iii) $212,700 in shipping costs due to an increase from the shipping company. Total cost of sales, as a percentage of net sales, increased to 71.7 percent during the nine months ended September 30, 1997, from 67.7 percent during the same period in 1996 due to an increase in distributor bonuses as a percentage of net sales to 45.3 percent from 43.9 percent, an increase in cost of products sold to 22.0 percent of net sales from 20.9 percent, and an increase in cost of shipping to 4.4 percent of net sales from 2.8 percent. During periods of growth, it is anticipated that the Company will from time to time offer promotions to distributors to increase sales and their income, which if successful will result in increases in distributor bonuses and temporary increases in cost of sales.

The Company's gross profit increased $727,000, or 50.7 percent, to $2,162,000 for the nine months ended September 30, 1997 from $1,435,000 for the same period in 1996. The gross profit decreased as a percentage of net sales to 28.3 percent of net sales from 32.3 percent. The decrease in the Company's gross profit margin resulted from the increase in cost of sales as a percentage of net sales.

Marketing, distribution and administrative expenses increased $810,000, or 70.6 percent, to $1,958,000 during the nine months ended September 30, 1997, from $1,148,000 during the same period in 1996. This increase was attributable to expansion of the Company's administrative infra-structure necessary to support increased levels of sales. Payroll and employee costs increased by $503,000 during the nine months ended September 30, 1997, as compared to the same period in 1996, due to the increase in full-time employees to 30 during the first quarter of 1997, 38 during the second quarter of 1997 and 47 during the third quarter of 1997 as compared to 16, 17 and 17 respectively during the same periods of 1996. The balance of the increase in marketing, distribution and administrative expenses resulted from the higher level of activity and corresponding increases in variable costs, such as postage, telephone, and supplies.

Income before taxes decreased $73,800, or 25.7 percent, to $213,900 during the nine months ended September 30, 1997, from $287,700 during the same period in 1996. Income before taxes as a percentage of net sales decreased to 2.8 percent during the nine months ended September 30, 1997, from 6.5 percent during the same period in 1996, primarily as a result of the decline in the Company's gross profit margin. Income taxes were $81,377 during the nine months ended September 30, 1997, while during the same period of 1996 there was an income tax benefit of $443,149. The Company recognized a one-time tax benefit of approximately $500,000 in 1996 primarily related to the reversal of a deferred tax valuation allowance related to the expected future tax benefits to be realized from operating loss carryforwards. As a result, the Company has begun reporting income tax expense for financial reporting purposes.

Net income decreased $598,300, or 81.9 percent, to $132,500 during the nine months ended September 30, 1997, from $730,800 during the same period in 1996. This decrease in net income was primarily the result of the decrease in the Company's gross profit margin combined with the recording of income tax expense for financial reporting purposes during the nine months ended September 30, 1997 versus a tax benefit for the same period in 1996. Net income as a percentage of net sales decreased to 1.7 percent during the nine months ended September 30, 1997, from 16.5 percent during the same period in 1996.

RESULTS OF OPERATIONS
COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
-------------------------------------------------------------------

Net sales during the three months ended September 30, 1997, increased by $1,249,000 or 76.1 percent to $2,890,000 from $1,641,000 during the three months ended September 30, 1996. The increase was principally attributable to expansion of the Company's network of independent distributors and increased sales of the Company's weight management, dietary supplement and personal care products. Through the MMI Acquisition (which was consummated on May 31,1996), CII Acquisition (which was consummated on January 31, 1997) and the SNSI Asset Purchase (which was consummated on April 16, 1997), the Company added 74 products to its product line and acquired 6,790 distributors. The distributors acquired in connection with the MMI Acquisition, the CII Acquisition and the SNSI Asset Purchase contributed a total of $496,000 to the increase between the two periods. During the three months ended September 30, 1997, the Company made aggregate net sales of these products of $2,855,000 to 12,400 distributors, compared to aggregate net sales during the same period in 1996 of $1,599,000 to 5,754 distributors. At September 30, 1997, the Company had 20,600 "active" independent distributors compared to 8,800 at September 30, 1996. A distributor is considered to be "active" if he or she has made a product purchase of $60 or more from the Company within the previous 12 months. Sales per distributor per month decreased from $93 to $77 for the three months ended September 30, 1997 compared to the same period in 1996. This decrease was due to an increase in the percent of the Company's distributors participating in the Company's auto-ship plan. During the three months ended September 30, 1997, the Company had 8,500 distributors on the auto-ship plan compared to 3,800 during the same period in 1996.

Cost of sales during the three months ended September 30, 1997, increased by $953,200 or 86.3 percent to $2,057,700 from $1,104,500 during the same period in 1996. This increase was attributable to an increase of (i) $527,700 in distributor bonuses due to special promotions designed to expand the Company's distributor network, and (ii) $342,400 in the cost of products sold due to an improvement in the quality of products, and (iii) $83,100 in shipping costs due to an increase from the shipping company. Total cost of sales, as a percentage of net sales, increased to 71.2 percent during the three months ended September 30, 1997, from 67.3 percent during the same period in 1996 due to an increase in cost of products sold to 22.9 percent from 19.5 percent, an increase in shipping costs to 4.9 percent from 3.5 percent and a decrease in distributor bonuses to
43.5 percent from 44.4 percent during the same period in 1996.

The Company's gross profit increased $296,000 or 55.2 percent to $832,000 for the three months ended September 30, 1997, from $536,000 for the same period in 1996. The gross profit decreased as a percentage of net sales to 28.8 percent from 32.7 percent. The decrease in the Company's gross profit margin resulted from the increase in cost of sales as a percentage of net sales.

Marketing, distribution and administrative expenses increased $390,000 or 90.9 percent to $819,000 during the three months ended September 30, 1997, from $429,000 during the same period in 1996. This increase was attributable to expansion of the Company's administrative infra-structure necessary to support increased levels of sales. Payroll and employee costs increased by $217,000 during the three months ended September 30, 1997, as compared to the same period in 1996, due to the increase in full-time employees to 47 during the third quarter of 1997, as compared to 17 full-time employees during the same period in 1996. The balance of the increase in marketing, distribution and administrative expenses resulted from the higher level of activity and corresponding increases in variable costs, such as postage, telephone, and supplies.

Income before taxes decreased $88,500 or 83.4 percent to $17,500 during the three months ended September 30, 1997, from $106,000 during the same period in 1996. Income before taxes as a percentage of net sales decreased to 0.6 percent during the three months ended September 30, 1997, from 6.5 percent during the same period in 1996, primarily as a result of the decline in the Company's gross profit margin and partially due to the increased cost of the Company's infra-structure. Income taxes were $6,857 during the three months ended September 30, 1997, while during the same period of 1996 there was an income tax benefit of $443,149. The Company recognized a one-time tax benefit of approximately $500,000 in 1996 primarily related to the reversal of a deferred tax valuation allowance related to the expected future tax benefits to be realized from operating loss carryforwards. As a result, the Company has begun reporting income tax expense for financial reporting purposes.

Net income decreased $538,500 or 98.1 percent to $10,700 during the three months ended September 30, 1997, from $549,200 during the same period in 1996. This decrease in net income was primarily the result of the decrease in the Company's gross profit margin combined with the recording of income tax expense for financial reporting purposes during the three months ended September 30, 1997. Net income as a percentage of net sales decreased to 0.4 percent during the three months ended September 30, 1997, from 33.5 percent during the same period in 1996.

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

On November 6, 1997, pursuant to a firm underwriting, the Company sold 1,495,000 Units. The public offering price on each Unit was $4.50. Each Unit consists of one share of the Company's Common Stock, $.0001 par value per share, (the "Common Stock") and one Redeemable Common Stock Purchase Warrant (the "Warrants") exercisable to purchase one share of Common Stock. The Common Stock and Warrants comprising the Units will separate on December 8, 1997, or such later date as determined in the sole discretion of Paulson Investment Company, Inc. (the "Separation Date"), following appropriate prior notice by the Company to the holders of the Units. Prior to the Separation Date, each share of Common Stock and each Warrant comprising a Unit will trade only as a Unit. On and after the Separation Date, the Common Stock and Warrants comprising the Units will trade only as separate securities. Each Warrant initially entitles the holder thereof to purchase one share of Common Stock for an exercise price of $5.40. The Warrant exercise price will be adjusted on the 20th trading day following the Separation Date to 120 percent of the average of the daily closing sale prices of the Common Stock as reported on the Nasdaq SmallCap Market during the 20-day period, subject to adjustment in certain events. Unless earlier redeemed, the Warrants will be exercisable at any time on and after the Separation Date until November 6, 2002. The outstanding Warrants may be redeemed by the Company after the Separation Date, for $0.25 per Warrant, on not less than 30 days' written notice, at any time that the closing sale price per share of Common Stock, as reported on the Nasdaq SmallCap Market, closes at or above 200 percent of the Warrant exercise price, as adjusted, for a period of 20 consecutive trading days.

As of November 13, 1997, there are 337,211 1997-A Warrants outstanding, all of which were issued in connection with the Company's Warrant Modification Offering and the Rights Offering which closed on March 17, 1997. The Company anticipates that, pursuant to its rights under the 1997-A Warrant Agreement, the Company will (i) extend the exercise period of the 1997-A Warrants to permit their exercise on or before the period ending November 6, 2002, and (ii) reduce the exercise price of the 1997-A Warrants to the same exercise price of the Warrants comprising in part the Units.

The Units in the offering described above were offered by several Underwriters represented by Paulson Investment Company, Inc. and Joseph Charles & Assoc., Inc. (the "Representatives") in return for an underwriting discount and commission of eight percent. In addition, the Company sold and issued to the Representatives the Representatives' Warrants. The Representatives' Warrants are exercisable for a period of four years beginning one year from November 6, 1997. The Representatives' Warrants are exercisable to purchase up to 130,000 Units at a price of $5.40 per Unit. The Representatives' Warrants are nontransferable except to one of the Underwriters or to any individual who is either a partner or an officer of an Underwriter, or by will or the laws of descent and distribution. Paulson Investment Company, Inc. was paid at closing a non-accountable expense allowance equal to two percent of the aggregate price to the public of the Units sold in this offering.

Proceeds to the Company from this offering were approximately $6,050,000. The Company will charge the accumulated offering costs of the offering against the net proceeds from the offering. The Company estimates that the accumulated offering costs will be approximately $800,000.

At September 30, 1997, the Company had working capital of $528,000, compared to $16,000 at December 31, 1996. The increase was primarily related to the net proceeds from the Offerings. During the nine months ended September 30, 1997, net cash used by operating activities was $217,200, net cash used by investing activities was $1,553,500 (consisting primarily of the SNSI Asset Purchase), and net cash provided by financing activities was $1,958,200 (consisting primarily of proceeds from the Offerings less payment of deferred offering costs). This represents an average monthly negative cash flow from operating activities of $24,100. The Company had a net increase in cash during this period of $187,500. The Company's working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses.

The Company made non-interest bearing advances to the John Hail Agency, Inc. ("JHA"), a company controlled by John W. Hail, the Chief Executive Officer and a major shareholder of the Company, of $22,000 during the year ended December 31, 1996. During the nine months ended September 30, 1997 and the year ended December 31, 1996, JHA made repayments to the Company of $9,683 and $6,141,
respectively.   Effective June 30, 1996, the Company adopted a policy to not make any further advances to JHA, and JHA executed a promissory note payable to the Company in the principal amount of $73,964, bearing interest at eight percent per annum and payable in 60 installments of $1,499 per month, including interest.

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

The Company has numerous computer systems which were developed employing six digit date structures. Where date logic requires the year 2000 or beyond, such date structures may produce inaccurate results. Management has implemented a program to comply with year 2000 requirements on a system-by-system basis. The program includes extensive systems testing and is expected to be completed by June of 1998, at which time the Company's computer systems will be year 2000 compliant. Each of the systems has a solution that is potentially unique and often dependent on third-party software and developers. A failure on the part of the Company to ensure that its computer systems are year 2000 compliant could have a material adverse effect on the Company's operation.

                          PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------


Item 1.  LEGAL PROCEEDINGS
         -----------------

         In September 1995, the Oklahoma Department of Securities commenced an investigation of the Company with respect to a number of issues, the most prominent of which relates to the AMS Distributor Stock Pool (the "Pool"). The Pool, under which the Company's independent distributors were permitted to participate on a voluntary basis, was formed in 1990. Participants made contributions to the Pool and, from such contributions, the administrator of the Pool purchased on a monthly basis the Company's Common Stock in the over-the-counter market for the participants. All purchase transactions were executed and effected through a registered broker-dealer. All records of ownership of the Common Stock held by the Pool were maintained at the offices of the Company. The Pool only purchased shares of Common Stock and did not sell shares on behalf of the participants. As of October 31, 1997, the Pool held approximately 224,082 shares of Common Stock for and on behalf of the participants. Each Participant has sole voting rights with respect to those shares of Common Stock held for such participant's benefit. In the event a participant desires to sell the Common Stock held for his benefit by the Pool, certificates representing such shares are delivered to such participant for the purpose of effecting such sale. The Oklahoma Department of Securities took the position that the offer and sale of participation rights in the Pool violated the registration provisions of the Oklahoma Securities Act. During October 1997, the Company ceased accepting additional contributions to the Pool and effecting purchase transactions in the Common Stock. On November 4, 1997, the Company, John W. Hail, Curtis H. Wilson, Sr. and Roger P. Baresel, directors and executive officers of the Company, entered into an agreement with the Administrator of the Oklahoma Department of Securities in settlement of the investigation without any action having been taken against the Company and its officers and directors. Pursuant to such agreement, John W. Hail reimbursed the Department its costs of the investigation without entitlement to reimbursement by the Company or any of its other officers and directors. Under the terms of such agreement, the Company and Messrs. Hail, Wilson and Baresel agreed to notify the Department of any proposed offer or sale of additional securities by the Company or each of Messrs. Hail, Wilson and Baresel pursuant to any registration exemption under the Oklahoma Securities Act, for a period of three years from November 6, 1997.

Item 2.  CHANGES IN SECURITIES
         ---------------------
         None

Item 3.  DEFAULTS IN SECURITIES
         ----------------------
         None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
         --------------------------------------------------
         None

Item 5.  OTHER INFORMATION
         -----------------
         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         None

                                  SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 13, 1997                By:  /s/ Roger P. Baresel
     -------------------------             ------------------------------
                                            Roger P. Baresel
                                             President