Form 10KSB
period 1997-12-31
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 1998-03-31
CIK 841866

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549




                                     FORM 10-KSB
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                       For fiscal year ended December 31, 1997


                           Commission File Number: 33-80629



                          ADVANTAGE MARKETING SYSTEMS, INC.
                (Exact Name of Registrant as Specified in its Charter)

           OKLAHOMA                                         73-1323256
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


                        2601 NORTHWEST EXPRESSWAY, SUITE 1210W
                          OKLAHOMA CITY, OKLAHOMA 73112-7293
                       (Address of principal executive offices)
                                    (405) 842-0131
                           (Registrant's telephone number)


             Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
     -------------------            ------------------------------------------

Common Stock, $0.0001 Par Value               Boston Stock Exchange

            Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, $0.0001 Par Value
                      Redeemable Common Stock Purchase Warrants
                                   1997-A Warrants



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

The aggregate market value of the registrant's common stock, $.0001 par value, held by non-affiliates of the registrant as of March 20, 1998, was $12,782,269 based on the closing bid price on that date as reported by the National Daily Quotation Bureau, Inc. As of March 20, 1998, 4,249,383 shares of the registrant's common stock, $.0001 par value, were outstanding.

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                     FORM 10-KSB
                     For the Fiscal Year Ended December 31, 1997


                                  TABLE OF CONTENTS


Item 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3
Item 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15
Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15
Item 4.     Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . .     16
Item 5.     Market for the Company's Common Equity and Related Stockholder Matters . . . . . . . . . . .     17
Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations. . . .     18
Item 7.     Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . .     25
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . .     25
Item 9.     Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . .     26
Item 10.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27
Item 11.    Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . .     29
Item 12.    Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . .     30
Item 13.    Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . . . . . . . . . . . . .     32
SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     34




              CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     Certain statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this document constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," "expects," "may," "will," or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; the ability of the Company to implement its business and acquisition strategies; changes in the network marketing industry and changes in consumer preferences; competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness; acceptance of new product offerings; and changes in, or the failure to comply with, government regulations (especially food and drug laws and regulations); the ability of the Company to obtain financing for future acquisitions; and other factors.

     Chambre-R-, Spark of Life-R-, Young at Heart-R-, Co-Clenz-R-, Stay 'N Shape-R- and Sine-eze-R- are registered trademarks of the Company, and Choc-Quilizer-TM- is a trademark of Tinos, L.L.C.

                                        PART I


ITEM 1.   BUSINESS

     The Company markets a product line consisting of approximately 101 products in three categories; weight management, dietary supplement and personal care products through a network marketing organization in which independent distributors purchase products for resale to retail customers as well as for their own personal use. The number of the Company's active distributors has increased from approximately 8,100 at December 31, 1995, and 10,600 at December 31, 1996 to approximately 23,400 at December 31, 1997. An "active" distributor is one who purchased $50 or more of the Company's products within the preceding 12 months.

     The distributors in the Company's network are encouraged to recruit interested people to become new distributors of the Company's products. New distributors are placed beneath the recruiting distributor in the "network" and are referred to by the Company as being in that distributor's "downline" organization. The Company's marketing plan is designed to provide incentives for distributors to build, maintain and motivate an organization of recruited distributors in their downline organization to maximize their earning potential. Distributors generate income by purchasing the Company's products at wholesale prices and reselling them at retail prices. Distributors also earn bonuses on product purchases generated by the distributors in their downline organization.

     On an ongoing basis management reviews the Company's product line for duplication and sales movement and makes adjustments accordingly. As of March 20, 1998, the Company's product line consists of (i) seven weight management products, (ii) 28 dietary supplement products and (iii) 66 personal care products consisting primarily of cosmetic and skin care products. The Company's products are manufactured by various manufacturers pursuant to formulations developed for the Company and are sold to the Company's independent distributors located in all 50 states and the District of Columbia. The Company also sells its personal care products to distributors in Greece who do not use the Company's network marketing system.

     The Company believes that its network marketing system is ideally suited to marketing weight management, dietary supplement and personal care products because sales of such products are strengthened by ongoing personal contact between distributors and their customers. The Company's network marketing system appeals to a broad cross-section of people, particularly those looking to supplement family income or who are seeking part-time work. Distributors are given the opportunity through Company-sponsored events and training sessions to network with other distributors, develop selling skills and establish personal goals. The Company supplements monetary incentives with other forms of recognition in order to motivate distributors further and to foster an atmosphere of excitement throughout its distributor network.

KEY OPERATING STRENGTHS

     The Company believes the source of its success is its support of and compensation program for its distributors. The Company provides its distributors with high-quality products and a highly attractive bonus program along with extensive Company-sponsored training and motivational events and services. The Company believes that it has established a strong operating platform to support distributors and facilitate future growth. The key components of this platform include the following:

     - quality products, many of which emphasize herbs and other natural ingredients to appeal to consumer demand for products that contribute to a healthy lifestyle;

     - a compensation program that permits distributors to earn income from profits on the resale of products and residual income from reorder bonuses on product purchases within a distributor's downline organization, as well as to participate in various non-cash awards, such as vacations offered through promotional programs;

     - a superior communications program that seeks to effectively and efficiently communicate with distributors by utilizing new technologies and marketing techniques, as well as motivational events and training seminars;

     - a continual expansion and improvement of the Company's product line and marketing plan; and

     - employment of computer technology to provide timely and accurate product order processing, weekly bonus payment processing, detailed distributor earnings statements and inventory management.

GROWTH STRATEGY

     The Company's growth strategy is to expand its product line and network of independent distributors to increase sales. An increase in the number of distributors generally results in increased sales volume, and new products create enthusiasm among distributors, serve as a promotional tool in selling other products, and attract new distributors. Since 1995, the Company has introduced nine new products to its product line in the weight management and dietary supplement categories. Through the Chambre' International, Inc. ("CII") Acquisition, in 1997, the Company added 68 products to its product line in the personal care category and six products to its product line in the dietary supplement category. Through the Stay 'N Shape International, Inc. ("SNSI") Asset Purchase which was consummated on April 16, 1997, the Company added 38 products to its product line in the weight management and dietary supplement categories and one product to its product line in the personal care category. During 1997, the Company introduced Choc-Quilizer, and plans to introduce several additional products. In connection with the 1996 Miracle Mountain, Inc. ("MMI") Acquisition, the CII Acquisition and the SNSI Asset Purchase, the Company acquired approximately 1,690, 2,100 and 3,000 additional distributors, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The Company will also seek to increase sales through initiatives designed to enhance sales in its existing markets. Such initiatives will include increasing the number of Company-sponsored training and motivational events and teleconferences, hiring additional distributor support personnel and establishing more convenient Regional Success Centers in targeted geographic markets.

     In addition, the Company will seek to grow through acquisition. The network marketing industry, which has relatively low barriers to entry, is fragmented and includes a number of small marketing companies, many of which are being acquired by larger companies. The Company's strategy is to capitalize on these market characteristics to achieve additional growth, both in terms of distributors and product line enhancement, through the acquisition of additional network marketing companies or the assets of such companies.

     The principal objective of the Company's acquisition strategy is to acquire other network marketing organizations that can be combined with the Company's network marketing organization, resulting in increased sales volume with minimal additional administrative cost. The Company will not consummate an acquisition unless, at the time, it is anticipated that such acquisition will contribute to profitability and provide positive cash flows from operations. There can be no assurance, however, that the Company will in the future be able to acquire other network marketing organizations, or that such acquisitions will result in increased profitability and cash flows.

     The Company's growth strategy will require expanded distributor services and support, increased personnel, expanded operational and financial systems and implementation of additional control procedures. There can be no assurance that the Company will be able to manage expanded operations effectively.
Furthermore, failure to implement financial, information management, and other systems and to add control procedures could have a material adverse effect on the Company's results of operations and financial condition. The Company's acquisitions could involve a number of risks including the diversion of management's attention to the assimilation of the acquired companies or assets, adverse short-term effects on the Company's results of operations, the amortization of acquired intangible assets, and the possibility that the acquired network marketing organization will not contribute to the Company's sales, profitability and cash flows, either in the near or long term, as anticipated.

     Although the Company's business plan includes expansion and enhancement of the Company's network marketing organization and product line through the acquisition of businesses engaged in network marketing, there are currently no specific plans, negotiations, agreements or understandings with respect to any material acquisition.

     Although the Company intends to focus principally on the expansion of sales within the United States, the Company also intends to expand its sales activities in Greece. In addition, the Company is considering expansion into markets in other countries, although the Company has not formalized any such planned expansion as of March 20, 1998. The Company believes there are numerous additional international markets in which its network marketing organization and products could prove successful.

INDUSTRY OVERVIEW

     NETWORK MARKETING. The Company believes that network marketing is one of the fastest growing channels of distribution for certain types of goods and services. Industry sources report that in 1996 about 8.5 million individuals in the United States were involved in direct selling (of which network marketing is a major segment) and that total direct sales were approximately $21 billion.

     WEIGHT MANAGEMENT AND DIETARY SUPPLEMENT PRODUCTS. The weight management and dietary supplement category is expanding because of heightened public awareness of reports about the positive effects of weight management and dietary supplements on health. Many individuals also use dietary supplements as a means of preventative health care. The Company believes several factors account for the steady growth of the dietary supplement category, including increased public awareness of the reported health benefits of dietary supplements and favorable demographic trends toward older Americans who are more likely to consume dietary supplements.

     Over the past several years, widely publicized reports and medical research findings have suggested a correlation between the consumption of dietary supplements and the reduced incidence of certain diseases. The United States government and universities generally have increased sponsorship of research relating to dietary supplements. In addition, Congress has established the Office of Alternative Medicine within the National Institutes of Health to foster research into alternative medical treatments, which may include natural remedies. Congress also recently established the Office of Dietary Supplements in the National Institutes of Health to conduct and coordinate research into the role of dietary supplements in maintaining health and preventing disease.

     In addition, the Company believes that the aging of the United States population, together with a corresponding increased focus on preventative health care measures, will continue to result in increased demand for dietary supplement products. According to Congressional findings that accompanied the Dietary Supplement Health and Education Act of 1994 ("DSHEA"), national surveys show that almost 43 percent of Americans regularly consume vitamins, minerals and herbal supplements and 80 percent consume these products at some time during their lives. The 35-and-older age group of consumers represents 78 percent of the regular users of vitamin and mineral supplements. Based on data provided by the United States Bureau of the Census, from 1990 to 2010, the 35-and-older age group of the United States population is projected to increase by 32 percent, a significantly greater increase than the 20 percent projected increase for the United States population in general.

     The Company believes these trends have helped fuel the growth of the dietary supplement category. To meet the increased demand for dietary supplements, a number of successful dietary supplement products have been introduced over the past several years by the Company and others, including function specific products for weight loss, sports nutrition, menopause, energy and mental alertness. In addition, the use of a number of ingredients, such as chromium picolinate, shark cartilage, proanthocyanidins, citrin and colloidal minerals, have created opportunities for the Company and others to offer new products.

     PERSONAL CARE PRODUCTS. The personal care products market is a mature category that has been historically immune to swings in the economy. According to the Direct Selling Association, the United States retail market for personal care and wellness products exceeded $8.8 billion in 1996. Manufacturers and distributors of personal care products must continually improve existing products, introduce new products and communicate product advantages to consumers. With the aging population, there appears to be a growing demand for a wide spectrum of new products in the area of skin care.

PRODUCTS

     The Company's product line consists of products in the categories of weight management, dietary supplements and personal care. The Company currently markets 101 products, exclusive of variations in product size, colors or similar variations of the Company's basic product line.

     WEIGHT MANAGEMENT CATEGORY. In 1997 and 1996, 36.7 and 41.7 percent, respectively, of the Company's net sales were derived from the seven products in the weight management category that the Company markets under its Advantage Marketing Systems label. The following products represent the majority of the Company's product sales in the weight management category:

          AM-300--A specialized blend of herbs, including an ephedra herb concentrate and chromium picolinate.

          AS-200--A specialized blend of herbs and nutrients in addition to citrin and chromium picolinate.

     As a result of the SNSI Asset Purchase, the Company added several additional products to its product line in the weight management category that are marketed under its Advantage Marketing Systems or Stay 'N Shape labels, including Choc-Quilizer. Choc-Quilizer is an appetite suppression product made from a compound which occurs naturally in chocolate. It was originally developed by Dr. George Kargas to control chocolate cravings, and is believed by Dr. Kargas to decrease the appetite for other foods as well.

     DIETARY SUPPLEMENT CATEGORY. In 1997 and 1996, 37.7 and 24.7 percent, respectively, of the Company's net sales were derived from the 28 products in the dietary supplement category which contain herbs, vitamins, minerals and other natural ingredients. They are sold under the Advantage Marketing Systems, Stay 'N Shape and Chambre' labels. The following products represent the majority of the Company's product sales in the dietary supplement category:

          Shark Cartilage Complex--Manufactured from shark fin cartilage and a blend of curcumin, boswellin and vanadium.

          Super Anti-Oxidant--A blend of enzyme-active and phyto-nutrient rich whole food and herbal antioxidant concentrates including proanthocyanidins.

          Colloidal Plus--A natural assortment of 77 plant-derived colloidal minerals in a time release capsule.

          Chlorella--Fresh water green algae containing amino acids of protein, nucleic acids, fibers, vitamins and minerals.

     As a result of the SNSI Asset Purchase, the Company has recently added several additional products to its line in the dietary supplement category that are being marketed under its Advantage Marketing Systems or Stay 'N Shape labels, including Formula of Life Colloidal Minerals, Stress-Eze and Spark of Life.

     PERSONAL CARE CATEGORY. In January 1997, the Company dramatically expanded and improved its product line by acquiring CII and its line of skin care, hair care, family care and cosmetic products. CII had been marketing its products for over 24 years. During 1997, 3.1 percent of the Company's net sales were derived from 66 personal care products marketed primarily under the Chambre label in the personal care category. The following products represent the majority of the Company's product sales in the personal care category:

          NH2 Lift System--A three-part skin-care system combining enzymatic exfoliation and isometric action to firm the skin, build muscle tone and lift the face.

          Skin Care Collections--Include cleansing lotion, skin freshener, oatmeal scrub, night treatment, moisturizer and protein or moisture masque.

          Hair Care Systems--Include keratin shampoo, conditioning rinse, reconstructor, hair hold, and style and set.

          Chambre Cosmetics--Include foundations, mascara, lipliners, eyeliners, powder and cream blushes, lip colors and eyeshadows.

     PROMOTIONAL MATERIALS. The Company also derives revenues from the sale of various educational and promotional materials designed to aid its distributors in maintaining and building their businesses. Such materials include various sales aids, informational videotapes and cassette recordings, and product and marketing brochures.

     OTHER PRODUCTS AND SERVICES. Prior to focusing on weight management, dietary supplement and personal care products in October 1993, the Company marketed various packages of consumer benefit services provided by third-party providers. The consumer benefit services consist of a discount shopping service, a grocery coupon service, a discount travel service, pre-paid legal services, and a variety of other consumer benefits. The services under these consumer benefit programs, except for the pre-paid legal services, are provided by Consumer Benefit Services, Inc. The pre-paid legal services are provided by Pre-Paid Legal Services, Inc. The Company no longer actively markets these programs, although it continues to maintain the existing memberships. These program membership sales represented less than one percent and two percent of the Company's net sales for the years ended December 31, 1997 and 1996, respectively.

     NEW PRODUCT IDENTIFICATION. The Company expands its product line through the development and acquisition of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, the Company's management, consultants, distributors and other outside parties. Potential product acquisitions are identified in a similar manner. Prior to introducing new products, the Company investigates product formulation as it relates to regulatory compliance and other issues.

     The Company does not maintain its own product development staff, but relies upon Chemins and other manufacturers, independent researchers, vendor research departments, and others for such services. When a new product concept is identified or when an existing product must be reformulated, the new product concept or reformulation project is generally submitted to Chemins for technical development and implementation. The Company is continually reviewing its existing products for potential enhancements to improve their effectiveness and marketability. While the Company considers its product formulations to be proprietary trade secrets, such formulations are not patented and there can be no assurance that another company will not replicate one or more of the Company's products.

     RECENT REGULATORY DEVELOPMENTS. A significant portion of the Company's net sales has been, and is expected to continue to be, dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 29.5 percent, 39.1 percent, and 31.5 percent of net sales for the years ended 1997, 1996 and 1995, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, the Company offers AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration ("FDA") issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for the Company's product). On June 4, 1997, the FDA proposed a regulation which will, if it becomes effective as proposed, significantly limit the ability of the Company to sell AM-300 and any other weight management products which contain ephedra or ephedrine. Although the Company has never had a product liability claim, such claims against the Company could result in material losses to the Company.

     PRODUCT PROCUREMENT AND DISTRIBUTION; INSURANCE. Essentially all of the Company's product line in the weight management and dietary supplement categories is manufactured by Chemins utilizing the Company's product formulations. Essentially all of the Company's product line in the personal care category is manufactured by GDMI, Inc., Custom Cosmetics, Inc. and Columbia Cosmetics, Inc.

     In connection with the SNSI Asset Purchase, the Company succeeded to the rights and obligations of Nation of Winners International, Inc. under the Marketing and Distribution Agreement with Tinos, L.L.C. (the "Marketing Agreement"), pursuant to which the Company acquired the exclusive worldwide right to market Choc-Quilizer for the purpose of appetite suppression and weight control through December 6, 2006. The Marketing Agreement is subject to termination by Tinos, L.L.C. upon 60 days' written notice in the event the

Company does not obtain a sales volume of 300,000 units of 90 count capsules or caplets of Choc-Quilizer during the period from the date of the license through December 5, 1998, or reasonable sales volumes during each 12-month period thereafter. Based upon current sales levels it appears that the Company will have difficulty meeting the required sales volume, however, the Company is in the process of evaluating several alternatives that should increase the likelihood of the Company meeting the required sales volume.

     The Company has not generally entered into long-term supply agreements with the manufacturers of its product line or the third-party providers of its
consumer benefit services.   However, the Company customarily enters into
contracts with its manufacturers and suppliers to establish the terms and conditions of purchases. The Company's arrangements with Chemins may be terminated by either party upon the completion of any outstanding purchase orders. Therefore, there can be no assurance that Chemins will continue to manufacture products for the Company or provide research, development and formulation services. In the event the Company's relationship with any of its manufacturers becomes impaired, the Company would be required to obtain alternative sources for its products. In such event, there can be no assurance that the manufacturing processes of the Company's current manufacturers could be replicated by another manufacturer. Although the Company has not previously experienced product unavailability or supply interruptions, the Company believes that it would be able to obtain alternative sources of its weight management, dietary supplement and personal care products. A significant delay or reduction in availability of products, however, could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, the Company has agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by the Company, and the Company has agreed to indemnify Chemins against claims arising from products manufactured by Chemins and marketed by the Company. The Company does not maintain any product liability insurance coverage. Therefore, product liability claims against the Company could result in material losses to the Company.

     All of the items in the Company's product line include a customer satisfaction guarantee. Within 30 days of purchase, any retail customer or distributor who is not satisfied with a Company product for any reason may return it or any unused portion to the distributor from whom it was purchased or to the Company for a full refund or credit toward the purchase of another Company product. Distributors may obtain replacements from the Company for products returned to them by retail customers if they return such products to the Company on a timely basis. Furthermore, in most jurisdictions, the Company maintains a buy-back program pursuant to which it will repurchase products sold to a distributor (subject to a 10 percent restocking charge), provided that the distributor resigns from the Company and returns the product in marketable condition within 12 months of original purchase, or longer where required by applicable state law or regulations. The Company believes this buy-back policy addresses a number of the regulatory compliance issues pertaining to network marketing systems. For the years ended December 31, 1997 and 1996, the cost of products returned to the Company was three percent and four percent of gross sales, respectively.

     The Company's product line is distributed principally from the Company's facilities in Oklahoma City or from its Regional Success Centers. Products are warehoused in Oklahoma City and at selected Regional Success Centers.

NETWORK MARKETING

     The Company markets its product line through independent distributors in a network marketing organization, which consists of approximately 24,000 "active" distributors as of March 20, 1998. At December 31, 1997 the Company had 23,400 "active" distributors compared to 10,600 and 8,100 "active" distributors at December 31, 1996 and 1995, respectively. A distributor is considered "active" if the distributor purchased $50 or more of the Company's products within the preceding 12 months. Distributors are independent contractors who purchase products directly from the Company for resale to retail consumers. Distributors may elect to work on a full-time or part-time basis. The Company believes that its network marketing system appeals to a broad cross-section of people, particularly those seeking to supplement family income, start a home business or pursue employment opportunities other than conventional, full-time employment, and that a majority of its distributors therefore work on a part-time basis.

     Management believes that its network marketing system is ideally suited to marketing its product line because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, many of whom use the Company's products themselves. Sales are made through direct personal sales presentations as well as presentations made to groups in a format known as "opportunity meetings" which are designed to encourage individuals to purchase the Company's products by informing potential customers and distributors of the Company's product line and results of personal use, and the potential financial benefits of becoming a distributor. The objective of the marketing program is to develop a broad based network marketing organization of distributors within a relatively short period. The Company's marketing efforts are typically focused on middle-income families and individuals.

     The Company's network marketing program encourages individuals to develop their own downline network marketing organizations. Each new distributor is linked to an existing distributor that personally enrolled the new distributor into the Company's network marketing organization or is linked to an existing distributor in the enrolling distributor's downline as specified by the enrolling distributor at the time of enrollment. Growth of a distributor's downline organization is dependent on the recruiting and enrollment of additional distributors by the distributor or the distributors within such distributor's downline organization.

     Distributors are encouraged to assume responsibility for training and motivation of other distributors within their downline organization and to conduct opportunity meetings as soon as they are appropriately trained. The Company strives to maintain a high level of motivation, morale, enthusiasm and integrity among the members of its network marketing organization. The Company believes this result is achieved through a combination of products, sales incentives, personal recognition of outstanding achievement, and quality promotional materials. Under the Company's network marketing program, distributors purchase sales aids and brochures from the Company and assume the costs of advertising and marketing the Company's product line to their customers as well as the direct cost of recruiting new distributors. The Company believes that this form of sales organization is cost efficient for the Company because direct sales expenses are primarily limited to the payment of bonuses, which are only incurred when products are sold.

     The Company continually strives to improve its marketing strategies, including the compensation structure within its network marketing organization and the variety and mix of products in its line, to attract and motivate distributors. These efforts are designed to increase distributors' monthly product sales and the recruiting of new distributors.

     To aid distributors in easily meeting the monthly personal product purchase requirement to qualify for bonuses, the Company developed the "Q-Club" in 1994. Under the Q-Club purchasing arrangement, distributors establish a standing product order for an amount in excess of $50 which is automatically charged to their credit cards or deducted from their bank accounts each month prior to shipment of the ordered products. At December 31, 1997 1996, and 1995, the Company had 7,000, 3,800 and 2,300 distributors participating in the Q-Club, respectively.

     Growth of the network marketing organization is in part attributable to the Company's bonus structure which provides for payment of bonuses on product purchases made by other distributors in a distributor's downline organization. Distributors derive income from several sources. First, distributors earn profits by purchasing from the Company's product line at wholesale prices (which are discounted up to 40 percent from suggested retail prices) and selling the Company's product line to customers at retail. Second, distributors who establish their own downline distributor organizations may earn bonuses of up to 15 percent on product purchases by distributors within the first four levels of their downline organization. Third, distributors who have personally enrolled three active distributors and have (i) $300 per month of Q-Club product purchases by personally enrolled distributors on their first level and (ii) $300 per month of Q-Club product purchases on their second level, become Directors and have the opportunity to build an additional Director downline organization and receive additional bonuses of four percent on product purchases by such downline organization. Fourth, distributors who have personally enrolled six active distributors and have (i) $600 per month of Q-Club product purchases by personally enrolled distributors on their first level and (ii) $600 per month of Q-Club product purchases on their second level, become Silver Directors and have the opportunity to build an additional Silver Director downline organization and receive additional bonuses of five percent on product purchases by such downline organization. Fifth, Silver Directors who have personally enrolled twelve active distributors and have (i) $1,200 per month of Q-Club product purchases by personally enrolled distributors on their first level and (ii) $1,200 per month of Q-Club product purchases on their second level, become Gold Directors and have the opportunity to receive an additional bonus of three percent on product purchases by their Silver Director downline organization. In addition, Gold Directors have the opportunity to receive generation bonuses of up to three percent on the product purchases by distributors of Silver Director downline organizations that originate from their Silver Director downline organization through four generations. Sixth, Gold Directors who maintain the Gold Director requirements and develop four Gold Directors, each one from a separate leg of their downline organization, become Platinum Directors and have the opportunity to build an additional Platinum Director downline organization and receive additional bonuses of five percent on product purchases by such downline organization. Combining these levels of bonuses, the Company's total "pay-out" on products subject to bonuses is approximately 67 percent of the bonus value of product sales. However, in the case of a distributor who is not qualified to receive bonuses (I.E., a distributor who has not purchased $50 or more of the Company's products during the preceding month), the bonuses otherwise payable on the first two levels of those distributors' downline organizations are retained by the Company. Each distributor in the Company's network marketing organization has a Director, a Silver Director, a Gold Director and a Platinum Director, and each Director has a Silver Director, a Gold Director and a Platinum Director, and each Silver Director has a Gold Director and a Platinum Director, and each Gold Director has a Platinum Director. As of March 20, 1998, the Company has 87 Silver Directors, 34 Gold Directors and eight Platinum Directors.

     Under the Company's Regional Success Center Program, the Company, in its sole discretion, designates distributors to serve as Regional Success Center Directors, and provides them special training and support. Each Regional Success Center Director functions as a product distribution center for the Company. As of March 20, 1998, the Company has 42 Regional Success Center Directors.

     The Company maintains a computerized system for processing distributor orders and calculating bonus payments which enables it to remit such payments promptly to distributors. The Company believes that prompt and accurate remittance of bonuses is vital to recruiting and maintaining distributors, as well as increasing their motivation and loyalty to the Company. The Company makes bonus payments to its distributors weekly, based upon the previous week's product purchases, compared to most network marketing companies that only make monthly bonus payments. During the years ended December 31, 1997, 1996 and 1995, the Company paid bonuses to 4,600, 3,300 and 1,900 distributors, respectively, in the aggregate amount of $4,557,355, $2,727,240 and $1,861,264, respectively.

     The Company is committed to providing the best possible support to its distributors. Distributors in the Company's network marketing organization are provided training guides and are given the opportunity to participate in Company training programs. The Company sponsors regularly scheduled conference calls for its distributors which include testimonials from successful distributors and satisfied customers as well as current product and promotional information. The Company produces a monthly newsletter which provides information on the Company, its products and network marketing system. The newsletter is designed to help recruit new distributors by answering commonly asked questions and includes product information and business building information. The newsletter also provides a forum for the Company to give additional recognition to its distributors for outstanding performance. In addition, the Company regularly sponsors training sessions for its distributors across the United States, at which distributors are provided the opportunity to learn more about the Company's product line and selling techniques so that they can build their businesses more rapidly. The Company produces comprehensive and attractive four color catalogues and brochures that display and describe the Company's product line.

     Furthermore, in order to facilitate its continued growth and support distributor activities, the Company continually upgrades its management information and telecommunications systems. These systems are designed to provide, among other things, financial and operating data for management, timely and accurate product ordering, bonus payment processing, inventory management and detailed distributor records. Since 1994, the Company has invested more than $500,000 to enhance its computer and telecommunications systems.

REGULATION

     In the United States as well as in any foreign markets in which the Company may sell its products, the Company will be subject to laws, regulations, administrative determinations, court decisions and similar constraints (as applicable, at the federal, state and local levels) (hereinafter "regulations") including, among others, regulations pertaining to (i) the formulation, manufacture, packaging, labeling, distribution, importation, sale and storage of the Company's products, (ii) product claims and advertising (including direct claims and advertising by the Company as well as claims and advertising by distributors, for which the Company may be held responsible), and (iii) the Company's network marketing organization.

     PRODUCTS. The formulation, manufacture, packaging, storing, labeling, advertising, distribution and sale of the Company's products are subject to regulation by federal agencies, including the FDA, the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission (the "CPSC"), the United States Department of Agriculture (the "USDA"), the Environmental Protection Agency (the "EPA") and the United States Postal Service. The Company's activities are also regulated by various agencies of the states, localities and foreign countries in which the Company's products are or may be manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of weight management products, dietary supplements, cosmetics and skin care products, such as those distributed by the Company. FDA regulations require the Company and its suppliers to meet relevant regulatory good manufacturing practices for the preparation, packaging and storage of these products. Good manufacturing practices for dietary supplements have yet to be promulgated but are expected to be proposed. The Dietary Supplement Health and Education Act of 1994 (the "DSHEA") revised the provisions of the Federal Food, Drug and Cosmetic Act ( the "FDCA") concerning the composition and labeling of dietary supplements and, the Company believes, is generally favorable to the dietary supplement industry. The DSHEA created a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the DSHEA grandfathered, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient (I.E., one not on the market before October 15, 1994) will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers of dietary supplements which make a "statement of nutritional support" must have substantiation that the statement is truthful and not misleading.

     The majority of the Company's sales come from products that are classified as dietary supplements under the FDCA. The labeling requirements for dietary supplements have not been clearly established. In December 1995, the FDA issued proposed regulations which govern the labeling of dietary supplements, including how to declare nutritional information, how to make permissible "statements of nutritional support" and when additional defined terminology may be used on dietary supplements. The period for comments on the proposed regulations expired on December 2, 1997; however, final regulations have not been issued. The proposed regulations, if adopted as proposed, would require the Company to revise a substantial number of its labels at an undetermined, but likely immaterial, expense to the Company. The FDA has not announced an exact date that the final regulations will become effective. However, the FDA has stated that the proposed regulations will not become effective until 180 days following their publication in the Federal Register. Many states have also recently become active in the regulation of dietary supplement products and may require the Company to modify the labeling or formulation of certain products sold in those states.

     As a marketer of products that are ingested by consumers, the Company is subject to the risk that one or more of the ingredients in its products may become the subject of adverse regulatory action. For example, one of the ingredients in AM-300 is ephedra herb concentrate, which contains naturally-occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals.

     Many companies manufacture products containing various amounts of ephedra or ephedrine, and the FDA has on record approximately 900 reports of adverse reactions to these products. On April 10, 1996, the FDA issued a statement warning consumers not to purchase or ingest dietary supplements containing ephedrine that are claimed to produce such effects as euphoria, heightened awareness, increased sexual sensations or increased energy, because these products pose significant adverse health risks, including dizziness, headache, gastrointestinal distress, irregular heartbeat, heart palpitations, heart attack, strokes, seizures, psychosis and death. The Company markets AM-300 principally as an aid in weight management.

     On June 4, 1997, the FDA proposed a regulation that will, if it becomes effective as proposed, significantly limit the ability of the Company to sell dietary supplements that contain ephedra or ephedrine, including the Company's AM-300 product, which for the year ended December 31, 1997, represented 29.5 percent of the Company's net sales. Currently, the Company offers AM-300 only where permitted in the United States. The proposed regulation was subject to comment during the period ended August 18, 1997, which period was extended until December 2, 1997. The FDA has indicated that the proposed regulations will become effective 180 days following issuance of the final regulation. The Company has been informed that several trade organizations in the dietary supplement industry intend to comment on the proposed regulation, requesting substantial modifications. As of March 20, 1998, it is not possible to predict whether the FDA will make any material changes to the proposed regulation.

     The Company is a member of a non-profit corporation, The Ephedra Research Foundation (the "Foundation"), which has contracted with Science Toxicology Technology Consultants, Inc., a consulting firm, to conduct a clinical study concerning the safety of ephedrine when ingested in combination with caffeine as a dietary supplement. This study is being carried out by researchers at two nationally recognized hospitals associated with two major universities. The results of the study are expected by April 30, 1998.

     There can be no assurance that the FDA will not impose additional regulations, including regulations prohibiting, limiting potencies or placing other restrictions on the sale of products containing ephedra or ephedrine. In addition, several states either regulate or are considering regulating ephedrine-containing products as controlled substances or are prohibiting the sale of such products by persons other than licensed pharmacists. There is a risk that the Company's AM-300 product, which contains ephedra concentrate, may become subject to further federal, state, local or foreign laws or regulations. These regulations could require the Company to (i) withdraw or reformulate its AM-300 product with reduced ephedrine levels or with a substitute for ephedra or ephedrine, (ii) relabel its product with different warnings or revised directions for use, or (iii) not make certain statements, possibly including weight loss claims, with respect to any product containing ephedra or ephedrine. Even in the absence of further laws or regulation, the Company may elect to reformulate or relabel its AM-300 product containing ephedra or ephedrine.
While the Company believes that its AM-300 product could be reformulated and relabeled, there can be no assurance that reformulation and relabeling would not have an adverse effect on sales even though such products or related products would not contain ephedra or ephedrine.

     In foreign markets, prior to commencing operations and prior to making or permitting sales of its products, the Company may be required to obtain an approval, license or certification from the country's ministry of health or comparable agency. Prior to entering a new market in which a formal approval, license or certificate is required, the Company will be required to work extensively with local authorities to obtain the requisite approvals. The approval process generally requires the Company to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. Such approvals may be conditioned on reformulation of the Company's products or may be unavailable with respect to certain products or ingredients.

     PRODUCT CLAIMS AND ADVERTISING. The FTC and certain states regulate advertising, product claims, and other consumer matters, including advertising of the Company's products. All advertising, promotional and solicitation materials used by distributors must be approved by the Company prior to use.
The FTC has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. In addition, the FTC has increased its scrutiny of the use of testimonials, such as those utilized by the Company. While the Company has not been the target of FTC enforcement action, there can be no assurance that the FTC will not question the Company's advertising or other operations in the future. In addition, there can be no assurance that a state will not interpret product claims presumptively valid under federal law as illegal under that state's regulations, or that future FTC regulations or decisions will not restrict the permissible scope of such claims. The Company also is subject to the risk of claims by distributors and customers who may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices. These agencies may take action on their own initiative against the Company for alleged advertising or product claim violations or on a referral from distributors, consumers or others. Remedies sought in such actions may include consent decrees and the refund of amounts paid by the complaining distributor or consumer, refunds to an entire class of distributors or customers, or other damages, as well as changes in the Company's method of doing business. A complaint based on a practice of one distributor, whether or not that practice was authorized by the Company, could result in an order affecting some or all distributors in a particular state, and an order in one state could influence courts or government agencies in other states considering similar matters. Proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgements and could have a material adverse effect on the Company.

     NETWORK MARKETING SYSTEM. The Company's network marketing system is subject to a number of federal and state regulations administered by the FTC and various state agencies. Regulations applicable to network marketing organizations are generally directed at ensuring that product sales are ultimately made to consumers (as opposed to other distributors) and that advancement within such organization be based on sales of the organization's products, rather than investment in the organization or other non-retail sales related criteria. For instance, in certain markets there are limits on the extent to which distributors may earn royalties on sales generated by distributors that were not directly sponsored by the distributor.

     The Company's network marketing organization and activities are subject to scrutiny by various state and federal governmental regulatory agencies to ensure compliance with various types of laws and regulations, including but not limited to securities, franchise investment, business opportunity and criminal laws prohibiting the use of "pyramid" or "endless chain" types of selling organizations. The compensation structure of such selling organizations is very complex, and compliance with all of the applicable laws is uncertain in light of evolving interpretation of existing laws and the enactment of new laws and regulations pertaining to this type of product distribution. The Company has an ongoing compliance program with assistance from counsel experienced in the laws and regulations pertaining to network sales organizations. The Company is not aware of any legal actions pending or threatened by any governmental authority against the Company regarding the legality of the Company's network marketing operations.

     The Company currently has independent distributors in all 50 states and the District of Columbia. The Company reviews the requirements of various states as well as seeks legal advice regarding the structure and operation of its selling organization to ensure that it complies with all of the applicable laws pertaining to network sales organizations. On the basis of these efforts and the experience of its management, the Company believes that it is in compliance with all applicable federal and state regulatory requirements. Although the Company believes that the structure and operation of its network marketing organization complies with all of the applicable laws pertaining to network sales organizations, the Company has not obtained any no-action letters or advance rulings from any federal or state security regulator or other governmental agency concerning the legality of the Company's operations, nor is the Company relying on an opinion of counsel to such effect. The Company accordingly remains subject to the risk that, in one or more of its markets, its marketing system could be found to not be in compliance with applicable regulations. Failure by the Company to comply with these regulations could have a material adverse effect on the Company in a particular market or in general.

     The Company is subject to the risk of challenges to the legality of its network marketing organization, including claims by the Company's distributors, both individually and as a class, that the Company's network marketing program is operated as an illegal "pyramid scheme" in violation of federal securities laws, state unfair practice and fraud laws and the Racketeer Influenced and Corrupt Organizations Act ("RICO"). Two important FTC cases have established legal precedent for determining whether a network marketing program constitutes an illegal pyramid scheme. The first, IN RE KOSCOT INTERPLANETARY, INC., 86 F.T.C. 1106 (1975), set forth a standard for determining whether a marketing system constituted a pyramid scheme. Under the KOSCOT standard, a pyramid scheme is characterized by the participants' payment of money to a company in return for (i) the right to sell a product and (ii) the right to receive, in return for recruiting other participants into the program, rewards that are unrelated to sales of the product to ultimate users. Applying the KOSCOT standard in IN RE AMWAY CORP., 93 F.T.C.

618 (1979), the FTC determined that a company will not be classified as operating a pyramid scheme if the company adopts and enforces policies that in fact encourage retail sales to consumers and prevent "inventory loading" (I.E., distributors' purchases of large quantities of non-returnable inventory to obtain the full amount of compensation available under the system). In AMWAY, the FTC found that the marketing system of Amway Corporation ("Amway") did not constitute a pyramid scheme, noting the following Amway policies: (i) participants were required to buy back, from any person they recruited, any saleable, unsold inventory upon the recruit's leaving Amway; (ii) every participant was required to sell at wholesale or retail at least 70 percent of the products bought in a given month in order to receive a bonus for that month; and (iii) in order to receive a bonus in a month, each participant was required to submit proof of retail sales made to 10 different consumers.

     The Company believes that its network marketing system would not be classified as a pyramid scheme under the standards set forth in KOSCOT, AMWAY, and other applicable law. In particular, in most jurisdictions, the Company maintains an inventory buy-back program to address the problem of "inventory loading." Pursuant to this program, the Company will repurchase products sold to a distributor (subject to a 10 percent restocking charge) provided that the distributor resigns from the Company and returns the product in marketable condition within 12 months of original purchase, or longer where required by applicable state law or regulations. The Company's literature provided to distributors describes the Company's buy-back program. In addition, pursuant to the Company's agreements with its distributors, each distributor represents that at least 70 percent of the products he or she buys will be sold to non-distributors. However, as is the case with other network marketing companies, the bonuses paid by the Company to its distributors are based on product purchases including purchases of products that are personally consumed by the downline distributors and such products may be considered an inventory loading purchase. Furthermore, distributors' bonuses are based on the wholesale prices received by the Company on product purchases or, in some cases based upon the particular product purchased, on prices less than the wholesale prices. In the event of challenges to the legality of its network marketing organization by distributors, the Company would be required to demonstrate that the Company's network marketing policies are enforced, and that the network marketing program and distributors' compensation thereunder serve as safeguards to deter inventory loading and encourage retail sales to the ultimate consumers.

     In a recent case, WEBSTER V. OMNITRITION INTERNATIONAL, INC., 79 F.3d 776 (9th Cir. 1996), the United States Court of Appeals held that a class action brought against Omnitrition International, Inc. ("Omnitrition"), a multilevel marketing seller of nutritional supplements and skin care products, should be allowed to proceed to trial. The plaintiffs, former distributors of Omnitrition's products, alleged that Omnitrition's selling program was an illegal pyramid scheme and claimed violations of RICO and several federal and state fraud and securities laws. Despite evidence that Omnitrition complied with the AMWAY standards, the court ruled that a jury would have to decide whether Omnitrition's policies, many of which apparently were similar to compliance policies adopted by the Company, were adequate to ensure that Omnitrition's marketing efforts resulted in a legitimate product marketing and distribution structure and not an illegal pyramid scheme. The Company believes that its marketing and sales programs differ in significant respects from those of Omnitrition, and that the Company's marketing program complies with applicable law. In view of the holding of the court of appeals in the OMNITRITION case, however, there can be no assurance that, if challenged, the Company would prevail against private plaintiffs alleging violations of anti-pyramid and securities laws. A final ruling against the Company in such a suit could result in the imposition of a material liability against the Company. Moreover, even if the Company were successful in defending against such suit, the costs of such defense, both in dollars spent and in management time, could be material and adversely affect the Company's operating results. In addition, the negative publicity of such a suit could adversely affect the Company's sales and ability to attract and retain distributors.

     Nutrition for Life International, Inc. ("NFLI"), a competitor of the Company and a multi-level seller of personal care and nutritional supplements, recently announced that it had settled class action litigation brought by distributors alleging fraud in connection with the operation of a pyramid scheme. NFLI agreed to pay in excess of $3 million to settle claims brought on behalf of its distributors, and related securities fraud claims brought on behalf of certain purchasers of its stock. The Company believes that its marketing program is significantly different from the program allegedly promoted by NFLI and that the Company's marketing program is not in violation of anti-pyramid laws or regulations. However, there can be no assurance that claims similar to the claims brought against NFLI and other multi-level marketing organizations will not be made against the Company, or that the Company would prevail in the event any such claims were made. Furthermore, even if the Company were successful in defending against any such claims, the costs of conducting such a defense, both in dollars spent and in management time, could be material and adversely affect the Company's operating results and financial condition. In addition, the negative publicity of such a suit could adversely affect the Company's sales and ability to attract and retain distributors.

INTELLECTUAL PROPERTY

     The Company uses several trademarks and tradenames in connection with its products and operations. As of March 20, 1998, the Company had six federal trademark registrations with the United States Patent and Trademark Office. The Company relies on common law trademark rights to protect its unregistered trademarks. Common law trademark rights do not provide the Company with the same level of protection as afforded by a United States federal registration of a trademark. Moreover, common law trademark rights are limited to the geographic area in which the trademark is actually used. In addition, the Company's product formulations are not protected by patents and are not patentable. Therefore, there can be no assurance that another company will not replicate one or more of the Company's products.

COMPETITION

     The Company is subject to significant competition in recruiting distributors from other network marketing organizations, including those that market products in the weight management, dietary supplement and personal care categories, as well as other types of products. There are over 300 companies worldwide that utilize network marketing techniques, many of which are substantially larger, offer a greater variety of products, and have available considerably greater financial resources than the Company. The Company's ability to remain competitive depends, in significant part, on the Company's success in recruiting and retaining distributors through an attractive bonus plan and other incentives. The Company believes that its bonus plan and incentive programs provide its distributors with significant income potential. However, there can be no assurance that the Company's programs for recruitment and retention of distributors will continue to be successful.

     In addition, the business of marketing products in the weight management, dietary supplement and personal care categories is highly competitive. This market segment includes numerous manufacturers, other network marketing companies, catalog companies, distributors, marketers, retailers and physicians that actively compete in the sale of such products. The Company also competes with other providers of such products, especially retail outlets, based upon convenience of purchase and immediate availability of the purchased product.
The market is highly sensitive to the introduction of new products or weight management plans (including various prescription drugs) that may rapidly capture a significant share of the market. As a result, the Company's ability to remain competitive depends in part upon the successful introduction and addition of new products to its line.

     The Company's network marketing competitors that market products in the weight management, dietary supplement and personal care categories include small, privately held companies, as well as larger, publicly held companies with greater financial resources and greater product and market diversification and distribution. The Company's competitors include Shaklee Corporation, The A.L. Williams Corporation, Mary Kay Cosmetics, Inc., Amway Corporation, Nutrition for Life International, Inc., and Herbalife International, Inc.

EMPLOYEES

     As of December 31, 1997, the Company had 43 full-time employees, of whom three were executive officers or directors, 19 were in administrative activities, five were in marketing activities, six were in customer service activities, and 10 were in shipping activities. The Company's employees are not represented by a labor organization. The Company considers its employee relations to be good.


ITEM 2.   PROPERTIES

     The Company maintains its executive office in 7,667 square feet at 2601 Northwest Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112-7293 and its warehouse and distribution center in 10,340 square feet at

4000 North Lindsay, Oklahoma City, Oklahoma. The premises are occupied pursuant to long-term leases which expire on May 31, 2003, and which require monthly rental payments of $5,814 and $5,170, respectively. The Company believes that the present space will be adequate for the next twelve months.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any pending litigation. In September 1995, the Oklahoma Department of Securities commenced an investigation of the Company with respect to a number of issues, the most prominent of which relates to the AMS Distributor Stock Pool (the "Pool"). The Pool, under which the Company's independent distributors were permitted to participant on a voluntary basis, was formed in 1990. Participants made contributions to the Pool and, from such contributions, the administrator of the Pool purchased on a monthly basis the Company's Common Stock in the over-the-counter market for the participants. All purchase transactions were executed and effected through a registered broker-dealer. All records of ownership of the Common Stock held by the Pool were maintained at the offices of the Company. The Pool only purchased shares of Common Stock and did not sell shares on behalf of the participants. As of December 31, 1997, the Pool held approximately 250,000 shares of Common Stock for and on behalf of the participants. Each participant has sole voting rights with respect to those shares of Common Stock held for such participant's benefit. In the event a participant desires to sell the Common Stock held for his benefit by the Pool, certificates representing such shares are delivered to such participant for the purpose of effecting such sale. The Oklahoma Department of Securities took the position that the offer and sale of participation rights in the Pool violated the registration provisions of the Oklahoma Securities Act. During October 1997, the Company ceased accepting additional contributions to the Pool and effecting purchase transactions in the Common Stock. On November 4, 1997, the Company, John W. Hail, Curtis H. Wilson, Sr. and Roger P. Baresel, directors and executive officers of the Company, entered into an agreement with the Administrator of the Oklahoma Department of Securities in settlement of the investigation without any action having been taken against the Company and its officers and directors. Pursuant to such agreement, John W. Hail reimbursed the Department its costs of the investigation without entitlement to reimbursement by the Company or any of its other officers and directors. Under the terms of such agreement, the Company and Messrs. Hail, Wilson and Baresel agreed to notify the Department of any proposed offer or sale of additional securities by the Company or each of Messrs. Hail, Wilson and Baresel pursuant to any registration exemption under the Oklahoma Securities Act, for a period of three years ending on November 6, 2000.

COMPANY HISTORY

     EXCHANGE. Pursuant to an Agreement and Plan of Reorganization, dated May 1, 1989, the shareholders of the Company exchanged their common stock for 800,807 shares of the common stock of Pacific Coast International, Inc., a Delaware corporation (the "Exchange"). Prior to the Exchange, the trade or business activities of Pacific Coast International, Inc. had been limited to those activities associated with a public offering of its securities and investigation of corporate acquisition alternatives as a "blank check" company. Upon consummation of the Exchange, (i) the officers and directors of the Company assumed management of Pacific Coast International, Inc., (ii) the Company became a wholly owned subsidiary of Pacific Coast International, Inc., (iii) the Company changed its name from AMS, Inc. to Advantage Marketing Systems, Inc., (an Oklahoma Corporation) and (iv) Pacific Coast International, Inc. changed its name to Advantage Marketing Systems, Inc. ("AMS Delaware"). Prior to the Exchange, Pacific Coast International, Inc. and certain individuals sold, in a public offering, 225,860 shares of Common Stock and 525,860 Class A Common Stock Purchase Warrants ("Class A Warrants") and Class B Common Stock Purchase Warrants ("Class B Warrants"). The Class A Warrants and Class B Warrants were redeemed on March 17, 1997.

     REINCORPORATION MERGER. Effective December 11, 1995, AMS Delaware, the former parent of the Company (formerly Pacific Coast International, Inc.), merged with the Company pursuant to an Agreement and Plan of Merger (the "Merger"), with the Company as the surviving corporation. As a result of the Merger, AMS Delaware ceased to exist, and the Company succeeded to all of its assets and liabilities. Prior to the Merger, AMS Delaware did not conduct any business, and all operations were conducted by the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                       PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTER'S

     The Common Stock was traded only in the over-the-counter market and was quoted by the National Quotation Bureau, Incorporated under the symbol "AMSO" until September 10, 1997, when the Common Stock became listed on the Boston Stock Exchange under the symbol "AMG," which was subsequently changed to "AMM." On November 6, 1997, the Common Stock was first included on the Nasdaq SmallCap Market under the symbol "AMSO." The following table sets forth, for the periods presented, the high and low closing bid quotations in the over-the-counter market as quoted by the National Quotation Bureau, Incorporated, adjusted to give effect to the one-for-eight reverse split of the outstanding Common Stock on October 29, 1996. The bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.

                                                                     COMMON STOCK
                                                                  CLOSING BID PRICES
                                                                  ------------------
                                                                   HIGH         LOW
                                                                  ------       -----
1997:
  First Quarter Ended March 31. . . . . . . . . . . . . . . .     $ 6.25       $5.50
  Second Quarter Ended June 30. . . . . . . . . . . . . . . .       8.38        5.69
  Third Quarter Ended September 30. . . . . . . . . . . . . .       9.00        5.00
  Fourth Quarter Ended December 31. . . . . . . . . . . . . .       6.88        2.56

1996:
  First Quarter Ended March 31. . . . . . . . . . . . . . . .     $ 6.48       $5.04
  Second Quarter Ended June 30. . . . . . . . . . . . . . . .       8.00        5.04
  Third Quarter Ended September 30. . . . . . . . . . . . . .       7.84        5.52
  Fourth Quarter Ended December 31. . . . . . . . . . . . . .       6.50        5.00

1995:
  First Quarter Ended March 31. . . . . . . . . . . . . . . .     $ 2.00       $1.76
  Second Quarter Ended June 30. . . . . . . . . . . . . . . .       3.76        2.00
  Third Quarter Ended September 30. . . . . . . . . . . . . .      10.00        3.60
  Fourth Quarter Ended December 31. . . . . . . . . . . . . .       7.52        4.48


     On March 20, 1998, the closing sale price on the Nasdaq SmallCap Market of the Common Stock was $3.38. As of March 20, 1998, there were approximately 1,891 holders of the Common Stock.

DIVIDEND POLICY

     The Company's policy is to retain earnings to support the expansion of its operations. The Board of Directors of the Company does not intend to pay cash dividends on the Common Stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

PENNY STOCK TRADING RULES

     The Common Stock is included on the Nasdaq SmallCap Market, and is listed on the Boston Stock Exchange. The continued inclusion or listing of the Common Stock on the Nasdaq SmallCap Market and the Boston Stock Exchange is subject to certain conditions, generally including the Common Stock having a certain minimum sale price per share, the Company having certain minimum levels of assets, stockholders' equity, number of shareholders, and number of outstanding publicly held shares of Common Stock. In the event requirements for continued inclusion or listing are not met, the Common Stock will be delisted and no longer included on the Nasdaq SmallCap Market and the Boston Stock Exchange, will then be traded in the over-the-counter market and may become subject to the "penny stock" trading rules.

     The penny stock trading rules impose additional duties and responsibilities upon broker-dealers recommending the purchase of a penny stock (by a purchaser that is not an accredited investor as defined by Rule 501(a) promulgated under the Securities Act of 1933, as amended) or the sale of a penny stock. Among such duties and responsibilities, with respect to a purchaser who has not previously had an established account with the broker-dealer, the broker-dealer is required to (i) obtain information concerning the purchaser's financial situation, investment experience, and investment objectives, (ii) make a reasonable determination that transactions in the penny stock are suitable for the purchaser and the purchaser (or his independent adviser in such transactions) has sufficient knowledge and experience in financial matters and may be reasonably capable of evaluating the risks of such transactions, followed by receipt of a manually signed written statement which sets forth the basis for such determination and which informs the purchaser that it is unlawful to effectuate a transaction in the penny stock without first obtaining a written agreement to the transaction. Furthermore, until the purchaser becomes an established customer (I.E., having had an account with the broker-dealer for at least one year or the broker-dealer having effected for the purchaser three sales of penny stocks on three different days involving three different issuers), the broker-dealer must obtain from the purchaser a written agreement to purchase the penny stock which sets forth the identity and number of shares or units of the security to be purchased prior to confirmation of the purchase. A dealer is obligated to provide certain information disclosures to the purchaser of a penny stock, including (i) a generic risk disclosure document which is required to be delivered to the purchaser before the initial transaction in a penny stock, (ii) a transaction-related disclosure prior to effecting a transaction in the penny stock (I.E., confirmation of the transaction) containing bid and asked information related to the penny stock and the dealer's and salesperson's compensation (I.E., commissions, commission equivalents, markups and markdowns) in connection with the transaction, and
(iii) the purchaser-customer must be furnished account statements, generally on a monthly basis, which include prescribed information relating to market and price information concerning the penny stocks held in the account. The penny stock trading rules do not apply to those transactions in which a broker-dealer or salesperson does not make any purchase or sale recommendation to the purchaser or seller of the penny stock.

     Compliance with the penny stock trading rules may affect the ability to resell the Common Stock by a holder principally because of the additional duties and responsibilities imposed upon the broker-dealers and salespersons recommending and effecting sale and purchase transactions in such securities.
In addition, many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules. The penny stock trading rules consequently may materially limit or restrict the liquidity typically associated with other publicly traded equity securities. Therefore, the holder of penny stocks may be unable to obtain on resale the quoted bid price because a dealer or group of dealers may control the market in such securities and may set prices that are not based totally on competitive forces. Furthermore, at times there may be a lack of bid quotes which may mean that the market among dealers is not active, in which case a holder of penny stocks may be unable to sell such securities. In addition, because market quotations in the over-the-counter market are often subject to negotiation among dealers and often differ from the price at which transactions in securities are effected, the bid and asked quotations of securities traded in the over-the-counter market may not be reliable.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO OF THE COMPANY.

GENERAL

     Effective December 11, 1995, Advantage Marketing Systems, Inc., a Delaware corporation ("AMS Delaware") and the former parent of the Company, merged with and into the Company, with the Company being the surviving corporation (the "Reincorporation Merger"). Prior to the Reincorporation Merger, all operations of AMS (Delaware) were conducted solely by the Company.

     The Company's business has been significantly affected by the recently completed MMI Acquisition, the CII Acquisition and the SNSI Asset Purchase. As a result of these acquisitions, the Company acquired 6,790 distributors and added 114 products to its product line.

     MMI ACQUISITION. Effective May 31, 1996, the Company acquired all of the outstanding capital stock of MMI, and MMI became a wholly-owned subsidiary of the Company. MMI was a network marketer of various third-party manufactured nutritional supplement products. In connection with the MMI Acquisition, the Company issued to the shareholders of MMI 20,000 shares of Common Stock. The Company added one product to its line and 1,690 additional distributors as a result of the MMI Acquisition.

     CII ACQUISITION. Effective January 31, 1997, the Company acquired all of the issued and outstanding capital stock of CII, and CII became a wholly-owned subsidiary of the Company. CII was a network marketer of various third-party manufactured cosmetics, skin care and hair care products. In connection with the CII Acquisition, the Company issued 6,482 shares of Common Stock to the shareholders of CII at closing and issued an additional 7,518 shares of Common Stock to the shareholders of CII on March 31, 1997, after determination of certain liabilities. The Company added 74 products to its line, 68 in the personal care category and six in the dietary supplement category, and 2,100 additional distributors as a result of the CII Acquisition.

     SNSI ASSET PURCHASE. The Company purchased all of the assets, including the network marketing organizations, of Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., and Now International, Inc. pursuant to an Asset Purchase Agreement dated April 16, 1997. In connection with the SNSI Asset Purchase, the Company paid cash of $1,174,441 and issued 125,984 shares of Common Stock at closing and agreed to either issue additional shares of the Company's Common Stock having an aggregate market value equal to, or make a cash payment of, or combination thereof, $750,000 and $1,050,000 on or before June 29, 1998, and May 30, 1999, respectively, subject to reduction for variance from specified sales targets.
As a result of the SNSI Asset Purchase, the Company added 39 products to its line, 38 in the weight management and dietary supplement categories and one in the personal care category, and 3,000 additional distributors.

     The following discussion and analysis of financial condition and results of operations of the Company are the consolidated results of operations of AMS Delaware, the predecessor of the Company, and the Company prior to and following the Reincorporation Merger. In addition, the following discussion and analysis presents the consolidated results of operations of the Company and MMI since completion of the MMI Acquisition on May 31, 1996, and of the Company and CII since completion of the CII Acquisition on January 31, 1997, and gives effect to the SNSI Asset Purchase, since its consummation on April 16, 1997.

     WARRANT MODIFICATION OFFERING AND RIGHTS OFFERING. On January 31, 1997, the Company distributed, at no cost, non-transferable rights ("Rights") to the holders of record of shares of its common stock, par value $.0001 per share. The Rights entitled the holders (the "Rights Holders") to subscribe for and purchase up to 2,148,191 units (each unit consisting of one share of common stock and one 1997-A warrant) for the price of $6.80 per unit (the "Rights Offering"). The record date holders of the Company's common stock received one Right for each share of common stock held by them as of the record date. The Rights expired on March 17, 1997. Pursuant to the Rights, Rights Holders could purchase one unit for each Right held.

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

     The share of common stock and 1997-A warrant comprising each unit were separately transferable immediately after the sale of the units to the Rights Holders and Warrant Holders. Each 1997-A warrant was exercisable at any time 90 days after January 16, 1997, and on or before January 31, 1999, to purchase one share of common stock for $12.00, subject to adjustment in certain events, and may be redeemed by the Company at any time upon 30 days' notice, at a price of $.0001 per 1997-A warrant. As of January 8, 1998, the Company reduced the exercise price of the 1997-A Warrants from $12.00 to $3.40 and extended the exercise period from January 31, 1999 to November 6, 2002.

     The units in the offering described above were offered on a best efforts basis by the Company and its officers and directors, without commissions, selling fees or direct or indirect remuneration. The Rights Holders and Warrant Holders were not required to pay any brokerage commissions or fees with respect to the exercise of their Rights or Public Warrants. The Company paid all charges and expenses of the subscription and warrant agents.

     Proceeds to the Company from the Warrant Modification Offering and the Rights Offering (the "Offerings") were $2,154,357. Accumulated offering costs of $323,076 were charged against the net proceeds from these offerings.
Pursuant to the Offering the Company issued 337,211 shares of common stock and a corresponding number of 1997-A warrants.

     UNITS OFFERING. On November 12, 1997, the Company completed the offering of 1,495,000 units, each consisting of one share of Common Stock and one Redeemable Common Stock Purchase Warrant (the "Units"), and the Company received proceeds of $6,050,000 (the "Units Offering"). Accumulated offering costs of approximately $720,000 were charged against the proceeds of the Units Offering. In connection with the Units Offering, the Company sold to Paulson Investment Company, Inc. and Joseph Charles & Assoc., Inc., the representatives of underwriters of the Units Offering, warrants exercisable for the purchase of 130,000 Units for $5.40 per Unit (the "Underwriters' Warrants") after November 6, 1998, and on or before November 6, 2002.

     REPURCHASE OF COMMON STOCK BY THE COMPANY. On March 4, 1998, the Company announced that it intends to repurchase up to $1 million of the Common Stock in the open market for cash. In connection with such repurchase, the Company filed with the Securities and Exchange Commission pursuant to Section 13(e)(1) of the Securities Exchange Act of 1934, as amended, an Issuer Tender Offer Statement on March 4, 1998. As of March 24, 1998, the Company had repurchased 20,000 shares of the Common Stock. The additional number of shares of the Common Stock that may be purchased by the Company is not determinable as of March 24, 1998 and will depend upon a number of factors, including the market price of the Common Stock and the amount of funds utilized for repurchase on each date of repurchase.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net sales, selected results of operations for the fiscal years ended December 31, 1997, 1996 and 1995, which are derived from the audited consolidated financial statements of the Company. The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------------------
                                                        1997                       1996                        1995
                                            --------------------------   ------------------------   -------------------------
                                               AMOUNT          PERCENT     AMOUNT         PERCENT     AMOUNT          PERCENT
                                            -----------       --------   ----------       -------   ----------        -------
Net sales. . . . . . . . . . . . . .        $10,192,227       100.0%     $6,155,073       100.0%    $4,492,604        100.0%
Cost of sales. . . . . . . . . . . .          7,271,660        71.3       4,265,905        69.3      3,045,636         67.8
                                            -----------       -----      ----------       -----     ----------        -----
  Gross profit . . . . . . . . . . .          2,920,567        28.7       1,889,168        30.7      1,446,968         32.2
Marketing, distribution and
  administrative expenses. . . . . .          2,792,879        27.4       1,561,753        25.4      1,199,797         26.7
                                            -----------       -----      ----------       -----     ----------        -----
  Income from operations . . . . . .            127,688         1.3         327,415         5.3        247,171          5.5
Other income (expense):
Interest, net. . . . . . . . . . . .             34,017          .3         (10,538)        (.2)       (22,998)         (.5)
Other income . . . . . . . . . . . .             28,017          .3           8,667          .2         25,535           .6
                                            -----------       -----      ----------       -----     ----------        -----
  Total other income (expense) . . .             62,034          .6          (1,871)         --          2,537           .1
                                            -----------       -----      ----------       -----     ----------        -----
Income before income taxes . . . . .            189,722         1.9         325,544         5.3        249,708          5.6
Tax (expense) benefit  . . . . . . .            (59,696)        (.6)        499,613         8.1             --           --
                                            -----------       -----      ----------       -----     ----------        -----
Net income . . . . . . . . . . . . .        $   130,026         1.3%     $  825,157        13.4%    $  249,708          5.6%
                                            -----------       -----      ----------       -----     ----------        -----
                                            -----------       -----      ----------       -----     ----------        -----


The following table sets forth, as a percentage of net sales, selected cost of sales detail for the fiscal years ended December 31, 1997, 1996 and 1995, which are derived from the audited consolidated financial statements of the

Company.

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------------------
                                                        1997                       1996                        1995
                                            --------------------------   ------------------------   -------------------------
                                               AMOUNT          PERCENT     AMOUNT         PERCENT     AMOUNT          PERCENT
                                            -----------       --------   ----------       -------   ----------        -------
Commissions and bonuses. . . . . . .        $4,557,355         44.7%     $2,727,240        44.3%    $1,861,264        41.4%
Cost of products . . . . . . . . . .         2,260,715         22.2       1,356,367        22.0      1,081,139        24.1
Cost of shipping . . . . . . . . . .           453,590          4.5         182,298         3.0        103,233         2.3
                                            -----------       -----      ----------       -----     ----------        -----
  Cost of sales. . . . . . . . . . .        $7,271,660         71.3%     $4,265,905        69.3%    $3,045,636        67.8%
                                            -----------       -----      ----------       -----     ----------        -----


     During 1997, 1996 and 1995, the Company experienced increases in net sales compared to the preceding year. The increases were principally the result of expansion of the Company's network of independent distributors and additions to the Company's product line within the weight management, dietary supplement and personal care categories. The Company expects to continue to expand its network of independent distributors, which may result in increased sales volume. However, there is no assurance that increased sales volume will be achieved through expansion of the Company's network of independent distributors, or that, if sales volume increases, the Company will realize increased profitability.

     COMPARISON OF 1997 AND 1996

     Net sales during the year ended December 31, 1997, increased by $4,037,154, or 65.6 percent, to $10,192,227 from $6,155,073 during the year ended December 31, 1996. The increase was principally attributable to expansion of the Company's network of independent distributors and increased sales of the Company's product line within the weight management, dietary supplement and personal care categories. Through the MMI Acquisition (which was consummated on May 31,1996), CII Acquisition (which was consummated on January 31, 1997) and the SNSI Asset Purchase (which was consummated on April 16, 1997), the Company added 114 products to its product line and acquired 6,790 distributors. The distributors acquired in connection with the MMI Acquisition, the CII Acquisition and the SNSI Asset Purchase contributed $105,290, $435,506 and $1,089,359, respectively, to the increase in net sales between the two periods. During the year ended December 31, 1997, the Company made aggregate net sales of $10,030,327 to 20,300 distributors, compared to aggregate net sales during the same period in 1996 of $6,000,395 to 9,500 distributors. At December 31, 1997, the Company had approximately 23,400 "active" distributors compared to approximately 10,600 at December 31, 1996. A distributor is considered to be "active" if he or she has made a product purchase of $50 or more from the Company within the previous 12 months. Sales per distributor decreased from $53 to $41 for the year ended December 31, 1997, compared to the same period in 1996. This decrease was due to the increase in the number of active distributors as a result of the CII Acquisition and SNSI Asset Purchase (which were consummated on January 31, 1997 and April 16, 1997, respectively), which new distributors did not contribute sales during the full year ended December 31, 1997.

     Cost of sales during the year ended December 31, 1997, increased by $3,005,755, or 70.5 percent, to $7,271,660 from $4,265,905 during the same period in 1996, reflecting the increase in sales. The increase was attributable to an increase of (i) $1,830,115 in distributor bonuses due in part to special promotions designed to expand the Company's distributor network, (ii) $904,348 in the cost of products sold due in part to an improvement in the quality of products, and (iii) $271,292 in shipping costs due in part to an increase in shipment costs charged by the shipping companies. Total cost of sales, as a percentage of net sales, increased to 71.3 percent during the year ended December 31, 1997, from 69.3 percent during the same period in 1996 due to an increase in distributor bonuses as a percentage of net sales to 44.7 percent from 44.3 percent, an increase in cost of products sold to 22.2 percent of net sales from 22.0 percent, and an increase in cost of shipping to 4.5 percent of net sales from 3.0 percent. During periods of growth, it is anticipated that the Company will from time-to-time offer promotions to distributors to increase sales and their income, which if successful will result in increases in distributor bonuses and temporary increases in cost of sales.

     The Company's gross profit increased $1,031,399, or 54.6 percent, to $2,920,567 for the year ended December 31, 1997 from $1,889,168 for the same period in 1996. The gross profit decreased as a percentage of net sales to
28.7 percent of net sales from 30.7 percent. The decrease in the Company's gross profit margin resulted from the increase in cost of sales as a percent of net sales.

     Marketing, distribution and administrative expenses increased $1,231,126, or 78.8 percent, to $2,792,879 during the year ended December 31, 1997, from $1,561,753 during the same period in 1996. This increase was attributable to expansion of the Company's administrative infra-structure necessary to support increased levels of sales and distributors. Payroll and employee costs increased by $628,568 during the year ended December 31, 1997, as compared to the same period in 1996, due to the increase in full-time employees to 30 during the first quarter of 1997, 38 during the second quarter of 1997, 47 during the third quarter of 1997, and 43 during the fourth quarter of 1997, as compared to 16, 17, 17 and 24, respectively, during the same periods in 1996. The balance of the increase in marketing, distribution and administrative expenses resulted from the higher level of activity and corresponding increases in variable costs, such as postage, telephone and supplies.

     Income before taxes decreased $135,822, or 41.7 percent, to $189,722 during the year ended December 31, 1997, from $325,544 during the same period in 1996. Income before taxes as a percentage of net sales decreased to 1.9 percent during the year ended December 31, 1997, from 5.3 percent during the same period in 1996, primarily as a result of the increase in the Company's marketing, distribution and administrative expenses. Income taxes were $59,696 during the year ended December 31, 1997, while during the same period of 1996 an income tax benefit of $499,613 was recognized. The Company recognized a one-time tax benefit of $499,613 in 1996 primarily related to the reversal of a deferred tax valuation allowance related to the expected future tax benefits to be realized from operating loss carryforwards. As a result, during 1997 the Company began reporting income tax expense for financial reporting purposes.

     Net income decreased $695,131, or 84.2 percent, to $130,026 during the year ended December 31, 1997, from $825,157 during the same period in 1996. This decrease in net income was primarily the result of a decrease in the Company's gross profit margin combined with the increase in marketing, distribution and administrative expenses in addition to the recording of income tax expense for financial reporting purposes during the year ended December 31, 1997. Net income as a percentage of net sales decreased to 1.3 percent during the year ended December 31, 1997, from 13.4 percent during the same period in 1996.

     COMPARISON OF 1996 AND 1995

     During the year ended December 31, 1996, net sales increased $1,662,469, or
37.0 percent, to $6,155,073 from $4,492,604 during the year ended December 31, 1995. The increase was principally attributable to expansion of the Company's network of independent distributors and increased sales of the Company's product line within the weight management, dietary supplement and personal care categories. Additional net sales by the acquired MMI distributors of $273,646 also contributed to the increase. During 1996, the Company made aggregate net sales of $6,000,395 to 9,500 distributors, compared to aggregate net sales in 1995 of $4,219,394 to 5,800 distributors. Sales per distributor decreased from $60 for 1995 to $53 for 1996.

     During 1996, cost of sales increased $1,220,269, or 40.1 percent, to $4,265,905 in 1996 from $3,045,636 during 1995. This increase was attributable to an increase of (i) $865,976 in distributor bonuses due to special promotions designed to expand the Company's distributor network, (ii) $275,228 in cost of products sold, and (iii) $79,065 in shipping costs. Cost of sales, as a percentage of net sales, increased to 69.3 percent during 1996 from 67.8 percent during 1995 due to an increase in distributor bonuses as a percentage of net sales to 44.3 percent from 41.4 percent as a result of various promotions, a decrease in cost of products sold to 22.0 percent of net sales from 24.1 percent and an increase in cost of shipping to 3.0 percent of net sales from 2.3 percent.

     The Company's gross profit increased $442,200 or 30.6 percent to $1,889,168 in 1996 from $1,446,968 in 1995 as a result of the increased sales. Gross profit decreased as a percentage of net sales to 30.7 percent in 1996 from 32.2 percent in 1995. The decrease in the Company's gross profit margin resulted primarily from the increase in distributor bonuses during the more recent period which increased at a faster rate than net sales.

     Marketing, distribution and administrative expenses increased $361,956, or
30.2 percent, to $1,561,753 during 1996 from $1,199,797 during 1995.  This increase was attributable to expansion of the Company's administrative infrastructure necessary to support increased levels of sales. Payroll and employee costs increased by $258,541 during 1996 due to the increase in full-time employees from 16 in the first quarter to 24 in the last quarter of 1996. The balance of the increase in marketing, distribution and administrative expenses resulted from the higher level of activity and corresponding increases in variable costs such as postage, telephone and supplies.

     Income before taxes increased $75,836, or 30.4 percent, to $325,544 during 1996 from $249,708 during 1995. Income before taxes as a percentage of net sales decreased to 5.3 percent during 1996 from 5.6 percent during 1995, primarily as a result of the decline in the Company's gross profit margin due to special promotions. The Company recognized a one time tax benefit of $499,613 in 1996 primarily related to the reversal of a deferred tax valuation allowance related to the expected future tax benefits to be realized from operating loss carryforwards. Total net income increased $575,449, or 230.5 percent, to $825,157 in 1996 from $249,708 in 1995.

     PRO FORMA EFFECT OF STOCK-BASED COMPENSATION

     As a portion of and in lieu of payments of salaries and consulting fees, the Company has historically used options to attract, retain and compensate its officers, directors, other employees and consultants. The Company also believes that linking the compensation of its officers and directors to increases in the
value of the Common Stock achieves improved performance.   During 1997, the
Company granted 493,100 options at exercise prices ranging from $2.70 per share to $6.00 per share. Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. Options granted pursuant to the Company's 1995 Stock Option Plan at December 26, 1997 have a six month vesting period. During 1997, 135,695 options were exercised of which 46,945, 42,500 and 46,250 were exercised for cash, 15,769 mature shares and notes receivable, respectively. In addition, during this period 319,250 options were voluntarily surrendered and canceled by the Company in exchange for an equal number of options at a lower price, 125,000 options were canceled without exchange for new options and 2,499 options expired. No options were granted during 1996. During the twelve months ended December 31, 1995 the Company granted 1,189,819 stock options (as restated for the one-for-eight reverse split of the Company's Common Stock in October 1996). In accordance with Accounting Principles Board Opinion No. 25 of the American Institute of Certified Public Accountants and related interpretations, the compensation cost of such stock options was not recognized in the consolidated financial statements of the Company. The weighted average exercise price and calculated fair value at the date of grant of the options granted in 1997 were $3.68 and $2.32, respectively, utilizing the methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. After giving effect to the weighted average fair value of such options, the Company would have had a pro forma loss of $297,644 ($.11 per common share) for the year ended December 31, 1997. The Company did not grant any such options during 1996 and therefore no pro forma effect on 1996. The weighted average exercise price and calculated fair value at the date of grant of the options granted in 1995 were $2.77 and $1.73, respectively. After giving effect to the weighted average fair value of such options, the Company would have had a pro forma loss of $1,830,000 ($.86 per common share) for the year ended December 31, 1995.

     RECENTLY ADOPTED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, EARNINGS PER SHARE. This statement established standards for computing and presenting earnings per share. The adoption of SFAS No. 128 by the Company for the year ended December 31, 1997 resulted in restated earnings per share for all periods presented in accordance with this statement.

     Also in February 1997, the FASB issued SFAS No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. SFAS No. 129 establishes standards for disclosure of information regarding an entity's capital structure. The adoption of SFAS No. 129 did not affect the Company's capital structure disclosures.

     ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

     In June 1997, FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. In addition, SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in the shareholders' equity section of the statement of financial condition. The Company will adopt SFAS No. 130 on January 1, 1998 as required.

     Also in June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes reporting standards for public companies concerning annual and interim financial statements of their operating segments and related information. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker(s) in deciding how to allocate resources and assess performance. The Standard sets criteria for reporting disclosures about a company's products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 on January 1, 1998 as required and believes the Company has only one segment, as that term is defined in SFAS No. 131.

     SEASONALITY

     No pattern of seasonal fluctuations exists due to the growth patterns that the Company is currently experiencing. However, there can be no assurance that the Company will not become subject to seasonal fluctuations in operations.

YEAR 2000 COMPUTER SYSTEM COMPLIANCE

     The Company has numerous computer systems which were developed employing six digit data structures. Where date logic requires the year 2000 or beyond, such data structures may produce inaccurate results. Management has implemented a program to comply with year 2000 requirements on a system-by-system basis.
The program includes extensive systems testing and is expected to be completed by June 1998, at which time management believes the Company's computer systems will be year 2000 compliant. A failure of the Company to ensure that its computer systems are year 2000 compliant could have a material adverse effect on the Company's operations. The Company estimates that the total cost of its program to make the Company's computer systems year 2000 compliant is less than $25,000. The Company is in the process of contacting its major suppliers to determine if their systems will be year 2000 compliant on a timely basis.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to completion of the offerings described below, the Company's primary source of liquidity was net cash provided by operating activities and stockholder loans. The Company does not have any significant outside debt-based liquidity sources.

     On January 31, 1997, the Company distributed, at no cost, 2,148,191 non-transferable rights ("Rights") to its shareholders of record on such date. Each of the Rights entitled the holder to purchase one unit (consisting of one share of Common Stock and one 1997-A Warrant) on or before March 17, 1997 for $6.80 per unit (the "Rights Offering"). Concurrently with the Rights Offering, the Company redeemed its outstanding Class A and Class B Common Stock Purchase Warrants (the "Public Warrants") for $.0008 per warrant (the "Warrant Redemption") effective on March 17, 1997. In connection with the Warrant Redemption, the Company modified the terms of the Public Warrants and offered to holders of the Public Warrants (the "Warrant Holders") the right to exercise each of the Public Warrants for the purchase of one unit (consisting of one share of Common Stock and one 1997-A Warrant), at an exercise price of $6.00 per unit (the "Warrant Modification Offering"). Proceeds to the Company from the Warrant Modification Offering and the Rights Offering (the "Offerings") were $2,154,357. Accumulated offering costs of $323,076 were charged against the proceeds of the Offerings. Pursuant to the Offerings, the Company issued in units 337,211 shares of Common Stock and 337,211 1997-A Warrants.

     On November 12, 1997, the Company sold 1,495,000 shares of Common Stock and 1,495,000 Redeemable Common Stock Purchase Warrants in units consisting of one share of Common Stock and one Redeemable Common Stock Purchase Warrant from which the Company received proceeds of $6,050,000. Accumulated offering costs of approximately $720,000 were charged against the proceeds of the offering.

     At December 31, 1997, the Company had working capital of $6,143,046, compared to $16,353 at December 31, 1996. The increase was primarily related to the net proceeds from the Warrant Modification Offering and the Rights Offering, and the Units Offering. Management believes that its cash and cash equivalents and cash flows from operations will be sufficient to fund its working capital needs over the next 12 months. During the year ended December 31, 1997, net cash used by operating activities was $118,587, net cash used by investing activities was $1,692,055 (consisting primarily of the SNSI Asset Purchase), and net cash provided by financing activities was $7,416,349 (consisting primarily of proceeds from the Warrant Modification Offering and the Rights Offering, and the Units Offering less payment of deferred offering costs). This represented an average monthly negative cash flow from operating activities of $9,882. The Company had a net increase in cash during this period of $5,605,707. The Company's working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses.

     The Company made non-interest bearing advances to the John Hail Agency, Inc. ("JHA"), a company controlled by John W. Hail, the Chief Executive Officer and a major shareholder of the Company, of $22,000 and $87,684 during the years ended December 31, 1996 and 1995, respectively. During the years ended December 31, 1997 and 1996, JHA made repayments to the Company of $13,042 and $6,141
respectively.   Effective June 30, 1996, the Company adopted a policy to not make any further advances to JHA, and JHA executed a promissory note payable to the Company with a principal balance of $73,964, bearing interest at eight percent per annum and payable in 60 installments of $1,499 per month. The remaining principal balance of the note at December 31, 1997 is $54,780.

     In connection with the SNSI Asset Purchase, the Company agreed to make installment purchase price payments of $750,000 and $1,050,000 by June 29, 1998 and May 30, 1999, respectively, either by deliveries of additional shares of the Company's Common Stock or by cash payments or any combination thereof. The $750,000 installment payment will be reduced by the aggregate amount that gross revenues, net of returns and allowances, during the 12-month period ended April 30, 1998, from (i) sales (other than sales of Choc-Quilizer) of the purchased network marketing organization, sales to Market America, Inc. (an unrelated network marketing company) and sales to retail outlet stores, are less than $2,500,000 and (ii) the Company's sales of Choc-Quilizer are less than $4,000,000 during such 12-month period. Based upon current sales levels the Company believes that the $750,000 installment payment will be reduced to zero and no payment will be required. Furthermore, the $1,050,000 installment payment shall also be reduced by the aggregate amount that gross revenues, net of returns and allowances, during the 12-month period ended March 31, 1999, from such sales are less than $5,000,000 and less than $8,000,000, respectively, during such 12-month period. The value of the Common Stock to be issued and delivered, if any, will be based upon the average of the closing prices of the Common Stock on the last three trading days of the month preceding the month in which the applicable 12-month period ends.

     On March 4, 1998, the Company announced that it intends to repurchase up to $1 million of the Common Stock in the open market for cash. In connection with such repurchase, the Company filed with the Securities and Exchange Commission pursuant to Section 13(e)(1) of the Securities Exchange Act of 1934, as amended, an Issuer Tender Offer Statement on March 4, 1998. As of March 24, 1998, the Company had repurchased 20,000 shares of the Common Stock. The additional number of shares of the Common Stock that may be purchased by the Company is not determinable as of March 24, 1998 and will depend upon a number of factors, including the market price of the Common Stock and the amount of funds utilized for repurchase on each date of repurchase.

     During the first quarter of 1998, the Company agreed to loan its chief executive officer up to $250,000. The loan is secured, bears interest at eight percent per annum and is due on March 31, 1999. As of March 20, 1998, the balance due on this loan was approximately $66,000 plus interest. The Company believes that the terms of the loan are comparable with those that could have been obtained from an unaffiliated lender and the loan was unanimously approved by the Company's board of directors.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company prepared in accordance with Regulation S-B are set forth beginning on page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements concerning matters of accounting principle or financial statement disclosure between the Company and its independent accountants of the type requiring disclosure hereunder.

                                       PART III


ITEM  9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CURRENT DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to each executive officer and director of the Company.

      NAME                          AGE                        POSITION WITH THE COMPANY
      ----                          ---                        -------------------------
John W. Hail(1)(2)                  67        Chairman of the Board, Chief Executive Officer and Director

Curtis H. Wilson, Sr.(3)            71        Vice-Chairman of the Board and Director

Roger P. Baresel(1)(2)              42        President, Chief Financial Officer, Secretary and Director

R. Terren Dunlap(3)(5)              52        Director

Harland C. Stonecipher(4)(5)        58        Director

------------------------
(1)  Member of the Stock Option Committee.
(2)  Term as a Director expires in 1998.
(3)  Term as a Director expires in 2000.
(4)  Term as a Director expires in 1999.
(5)  Member of Audit Committee.

     Pursuant to the terms of the Company's Bylaws, the directors are divided into three classes. Class I Directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 1999, Class II Directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 2000, and Class III Directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 1998. Each director will hold office for the term to which he is elected and until his successor is duly elected and qualified. At each annual meeting of the shareholders of the Company, the successor to a member of the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of his election. Executive officers are elected by the Board of Directors and serve at its discretion.

     JOHN W. HAIL is the founder of Advantage Marketing Systems, Inc. and has served as its Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception in June 1988. During 1987 and through May 1988, Mr. Hail served as Executive Vice President, Director and Agency Director of Pre-Paid Legal Services, Inc., a public company engaged in the sale of legal services contracts, and also served as Chairman of the Board of Directors of TVC Marketing, Inc., the exclusive marketing agent of Pre-Paid Legal Services, Inc.

     CURTIS H. WILSON, SR. has served as Vice-Chairman of the Board of Directors of the Company since June 1988. From January 1984 to June 1988, Mr. Wilson was Executive Vice President of TVC Marketing, Inc.

     ROGER P. BARESEL has served as Vice President, Chief Financial Officer, Secretary and a Director of the Company since June 1995, and in July 1995, he became President. Mr. Baresel is a Certified Public Accountant and holds a Master of Business Administration degree. From 1988 until joining the Company full-time in 1995, he maintained an accounting practice, specializing in providing consulting services to small and growing businesses and provided consulting services to the Company.

     R. TERREN DUNLAP has served as a Director of the Company since June 1995. He is Chief Executive Officer of DuraSwitch Industries, Inc., a company formed in 1997 that developed and distributes electronic switches. He served as Vice President-International Development of the Company from June 1995 through March 1996. Mr. Dunlap is a Director and the co-founder, and from 1984 and until March 1994 served as Chief Executive Officer and Chairman of the Board, of Go-Video, Inc., a developer and distributor of consumer electronics products.

     HARLAND C. STONECIPHER has served as a Director of the Company since August 1995. Mr. Stonecipher has been Chairman of the Board and Chief Executive Officer of Pre-Paid Legal Services, Inc. since its inception in 1972.


ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information relating to compensation paid to or accrued for the named executive for services rendered during the years ended December 31, 1997, 1996 and 1995.

                                                                                                 LONG-TERM
                                                                                                COMPENSATION
                                                                                                ------------
                                                          ANNUAL COMPENSATION                 AWARD OF OPTIONS
                                             ----------------------------------------------   ----------------
NAME AND PRINCIPAL POSITION                  YEAR      SALARY(1)      BONUS        OTHER(2)   NUMBER OF SHARES
---------------------------                  ----      ---------      -----        --------   ----------------
John W. Hail . . . . . . . . . . . . .       1997      $56,539      $  --          $  --            100,000(3)
  Chief Executive Officer                    1996         --           --           22,000             --
                                             1995         --           --           87,684          375,000


------------------------

(1) Dollar value of base salary earned during the year.
(2) The Company furnishes the use of an automobile to Mr. Hail, the value of which is not greater than $5,000 annually. During 1996 and 1995, the Company made non-interest bearing advances to the John Hail Agency, Inc., an affiliate of Mr. Hail, of $22,000 and $87,684, respectively.
(3) During 1997 the Company granted 100,000 stock options to Mr. Hail pursuant to the Company's Stock Option Plan, each exercisable for the purchase of one share of Common Stock at an exercise price of $6.00 per share. These options were surrendered by Mr. Hail during 1997 in exchange for 100,000 stock options having the same terms other than an exercise price of $2.70 per share of Common Stock.
(4) Adjusted to give effect to the one-for-eight reverse stock split on October 29, 1996. Of the 375,000 stock options received, Mr. Hail transferred by gift 225,000 stock options during 1995.

AGGREGATE OPTION GRANTS AND EXERCISES IN 1997 AND YEAR-END OPTION VALUES

    STOCK OPTIONS AND OPTION VALUES. During 1997 the Company granted 100,000 stock options to Mr. Hail pursuant to the Company's Stock Option Plan, each exercisable for the purchase of one share of Common Stock at an exercise price of $6.00 per share. These options were surrendered by Mr. Hail in exchange for 100,000 stock options having the same terms other than an exercise price of $2.70 per share of Common Stock. The following table sets forth information related to options granted to the named executive officer during 1997.

                                                                          INDIVIDUAL GRANTS
                                                      ------------------------------------------------------------------------
                                                                              PERCENT OF
                                                                            TOTAL OPTIONS
                                                         NUMBER              GRANTED TO           EXERCISE
                                                       OF OPTIONS             EMPLOYEES           PRICE PER         EXPIRATION
                                                         GRANTED               IN 1997              SHARE              DATE
                                                       ----------            -----------          ---------         ----------
John W. Hail, Chief Executive Officer. . . . . . .      100,000(1)              20.3%               $2.70            5/20/07


------------------------
(1) Only includes those stock options that were granted and not surrendered during 1997.

     AGGREGATE STOCK OPTION EXERCISE AND YEAR-END AND OPTION VALUES. The following table sets forth information related to the number and value of options held by the named executive officer at December 31, 1997. During 1997, no options to purchase Common Stock were exercised by the named executive officer.

                                                                                         VALUE OF UNEXERCISED
                                                      NUMBER OF UNEXERCISED                  IN-THE-MONEY
                                                          OPTIONS AS OF                     OPTIONS AS OF
                                                        DECEMBER 31, 1997                DECEMBER 31, 1997(1)
                                                   ----------------------------     ------------------------------
NAME                                               EXERCISABLE    UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
                                                   -----------    -------------     -----------      -------------
John W. Hail, Chief Executive Officer. . . . .       150,000        100,000          $112,500           $ 5,000

------------------------

(1) The closing sale price of the Common Stock as reported on the Nasdaq SmallCap Market on December 31, 1997 was $2.75. The per-share value is calculated based on the applicable closing highest bid price per share, minus the exercise price, multiplied by the number of shares of Common Stock underlying the options.

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

STOCK OPTION PLAN

     The Company established the Advantage Marketing Systems, Inc. 1995 Stock Option Plan (the "Stock Option Plan" or the "Plan") in June 1995. The Plan provides for the issuance of incentive stock options ("ISO Options") with or without stock appreciation rights ("SARs") and nonincentive stock options ("NSO Options") with or without SARs to employees and consultants of the Company, including employees who also serve as Directors of the Company. The total number of shares of Common Stock authorized for issuance under the Plan is 1,125,000. As of March 20, 1998, options to purchase a total of 315,600 shares of Common Stock have been granted under the Plan at exercise prices of $2.70 to $6.00 per share expiring March 2002 through May 2007, of which 141,750 options were surrendered and canceled during 1997. As of March 20, 1998, there are outstanding stock options granted under the Plan exercisable for the purchase of 173,850 shares of Common Stock and options and warrants for the purchase of 1,265,733 shares of Common Stock outstanding that were granted outside of the Stock Option Plan.

     The Stock Option Committee, which is currently comprised of Messrs. Hail and Baresel, administers and interprets the Plan and has authority to grant options to all eligible employees and determine the types of options granted and the terms, restrictions and conditions of the options at the time of grant. During the one-year period ending November 6, 1998, the Company has undertaken not to grant (i) any additional options or warrants other than pursuant to the Plan except in exchange for existing options, (ii) stock options under the Plan to any officer, director or employee of the Company and its subsidiaries that have an aggregate exercise price in excess of the annual salary during the year of such grant of such officer, director or employee and (iii) John W. Hail, Curtis H. Wilson, Sr. and Roger P. Baresel any stock options under the Plan without the unanimous approval of the independent directors of the Company which at all such times shall not be less than two independent directors.

     The option price of the Common Stock is determined by the Stock Option Committee, provided such price may not be less than 85 percent of the fair market value of the shares on the date of grant of the option. The fair market value of a share of the Common Stock is determined by either (i) averaging the closing high bid and low asked quotations for such share on the date of grant of the option as reported by the National Quotation Bureau, Incorporated, or (ii) if not quoted by the National Quotation Bureau, Incorporated by the Stock Option Committee. Upon the exercise of an option, the option price must be paid in full, in cash or with an SAR. Subject to the Stock Option Committee's approval, upon exercise of an option with an SAR attached, a participant may receive cash, shares of Common Stock or a combination of both, in an amount or having a fair market value equal to the excess of the fair market value, on the date of exercise, of the shares for which the option and SAR are exercised, over the option exercise price.

     Options granted under the Plan may not be exercised until six months after the date of the grant, except in the event of death or disability of the participant. ISO Options and any SARs are exercisable only by participants while actively employed as an employee or a consultant of the Company, except in the case of death, retirement or disability. Options may be exercised at any time within three months after the participant's retirement or within one year after the participant's disability or death, but not beyond the expiration date of the option. No option may be granted after April 30, 2005. Options are not transferable except by will or by the laws of descent and distribution.

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

     The Certificate of Incorporation and Bylaws of the Company provide that the Company shall indemnify all directors and officers of the Company to the fullest extent permitted by the Oklahoma General Corporation Act. Under such provisions, any director or officer, who in his capacity as such, is made or threatened to be made, a party to any suit or proceeding, may be indemnified if the Board of Directors determines such director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Company. The Certificate and Bylaws and the Oklahoma General Corporation Act further provide that such indemnification is not exclusive of any other rights to which such individuals may be entitled under the Certificate, the Bylaws, an agreement, vote of shareholders or disinterested directors or otherwise. Insofar as indemnification for liabilities arising under the Act may be permitted to directors and officers of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

     The Company maintains insurance to protect its directors and officers against liability asserted against them in their official capacities. Such insurance protection covers claims and any related defense costs of up to $3 million based on alleged or actual securities law violations, other than intentional dishonest or fraudulent acts or omissions, or any willful violation of any statute, rule or law, or claims arising out of any improper profit, remuneration or advantage derived by an insured director or officer.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents certain information as to the beneficial ownership of the Common Stock as of March 20, 1998, of (i) each person who is known to the Company to be the beneficial owner of more than five percent thereof, (ii) each director and executive officer of the Company, and (iii) all executive officers and directors as a group, together with their percentage holdings of the outstanding shares. For purposes of the following table, the number of shares and percent of ownership of outstanding Common Stock that the named person beneficially owns includes shares of Common Stock that such person has the right to acquire within 60 days of March 20, 1998, upon exercise of options and warrants, but such shares are not included for the purposes of computing the number of shares beneficially owned and percent of outstanding Common Stock of any other named person.

                                                                                          COMMON STOCK
                                                                                 ------------------------------
                                                                                    SHARES          PERCENT OF
                                                                                 BENEFICIALLY          SHARE
NAME AND ADDRESS OF BENEFICIAL OWNER                                                OWNED           OUTSTANDING
------------------------------------                                             ------------       -----------
John W. Hail(1)(2) . . . . . . . . . . . . . . . . . . . . . . . . . .             435,141               9.88%
Curtis H. Wilson(1)(3) . . . . . . . . . . . . . . . . . . . . . . . .             280,945               6.24%
Roger P. Baresel(1)(4) . . . . . . . . . . . . . . . . . . . . . . . .             178,690               4.08%
Harland C. Stonecipher(5). . . . . . . . . . . . . . . . . . . . . . .             120,768               2.84%
R. Terren Dunlap(1)(6) . . . . . . . . . . . . . . . . . . . . . . . .              37,500                .87%
Executive Officers and Directors as a group
   (five persons)(7) . . . . . . . . . . . . . . . . . . . . . . . . .           1,053,044              21.83%

------------------------
(1) A Director or an executive officer of the Company, with a business address of 2601 Northwest Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112-7293.

(2) The number of shares and each percentage presented includes (i) 150,000 shares of Common Stock that are subject to currently exercisable stock options and 1,000 shares of Common Stock that are subject to currently exercisable Redeemable Common Stock Purchase Warrants held by Mr. Hail,
     (ii) 16,500 shares of Common Stock and 1,000 shares of Common Stock that are subject to currently exercisable Redeemable Common Stock Purchase Warrants owned by corporations controlled by Mr. Hail, (iii) 1,000 shares of Common Stock and 1,000 shares of Common Stock that are subject to currently exercisable Redeemable Common Stock Purchase Warrants held by Helen Hail, wife of Mr. Hail, with respect to which Mr. Hail disclaims any beneficial interest (iv) the number of shares and each percentage do not include 100,000 shares of Common Stock that are subject to currently unexercisable stock options held by Mr. Hail.
(3) The number of shares and each percentage presented includes 125,000 shares of Common Stock that are subject to currently exercisable stock options held by Mr. Wilson and 12,338 shares of outstanding Common Stock and 3,000 shares of Common Stock that are subject to currently exercisable Redeemable Common Stock Purchase Warrants held by Ruth Wilson, wife of Mr. Wilson, with respect to which Mr. Wilson disclaims any beneficial interest.
(4) The number of shares consist of and each percentage presented includes (i) 7,500 shares of outstanding Common Stock jointly held by Mr. Baresel and his wife, Judith A. Baresel, (ii) 2,000 shares of Common Stock subject to currently exercisable 1997-A Warrants and 1,000 shares of Common Stock that are subject to currently exercisable Redeemable Common Stock Purchase Warrants held by Mr. Baresel, (iii) 22,500 shares of Common Stock that are subject to currently exercisable stock options held by Mr. Baresel, (iv) 26,828 shares of outstanding Common Stock held by Mrs. Baresel, (v) 87,500 shares of Common Stock that are subject to currently exercisable stock options and 6,000 shares of Common Stock that are subject to currently exercisable Redeemable Common Stock Purchase Warrants held by Mrs. Baresel, and (vii) 12,500 shares of Common Stock that are subject to currently exercisable stock options held by Mrs. Baresel as the custodian for the benefit of the children of Mr. and Mrs. Baresel, with respect to which Mr. Baresel disclaims any beneficial interest.
(5) Mr. Stonecipher is a Director of the Company with a business address of 321 East Main Street, Ada, Oklahoma 74820, and Chairman of the Board and Chief Executive Officer of Pre-Paid Legal Services, Inc. The number of shares consist of and each percentage presented is based upon 120,768 shares of outstanding Common Stock held by Pre-Paid Legal Services, Inc., which may be deemed to be beneficially owned by Mr. Stonecipher.
(6) The number of shares consist of and each percentage presented is based upon 37,500 shares of Common Stock that are issuable upon exercise of stock options.
(7) The number of shares and each percentage presented includes 2,000 shares of Common Stock subject to currently exercisable 1997-A Warrants, 13,000 shares of Common Stock that are subject to currently exercisable Redeemable Common Stock Purchase Warrants and 560,000 shares of Common Stock that are issuable upon exercise of other currently exercisable stock options held by the executive officers and directors as a group.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Set forth below is a description of transactions entered into between the Company and certain of its officers, directors and shareholders during the last two years. Certain of these transactions may result in conflicts of interest between the Company and such individuals. Although these persons have fiduciary duties to the Company and its shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of the Company.

     John W. Hail, Chief Executive Officer and Chairman of the Board of Directors of the Company, is the sole director and shareholder of the John Hail Agency, Inc. ("JHA"). Pursuant to an unwritten agreement, the Company provided office space, utilities and supplies, as well as an occasional part-time administrative staff person, through June 30, 1996, to JHA for a monthly payment of $1,000 as reimbursement of the Company's costs. In addition, the Company made non-interest bearing advances to JHA of $22,000 and $87,684 during the years ended December 31, 1996 and 1995, respectively. JHA has made repayments of these advances of $13,042, $6,141 and $67,401 during the fiscal years ended December 31, 1997, 1996 and 1995, respectively. Effective June 30, 1996, the Company adopted a policy to not make any further advances to JHA, and JHA executed a promissory note payable to the Company in the principal amount of $73,964 bearing interest at eight percent per annum and payable in 60 installments of $1,499 per month. The principal balance of this note is $54,780 at December 31, 1997.

     At December 31, 1995, the balance due on a short-term loan to the Company from Mr. Hail was $81,929. During 1995, the Company combined interest payable of approximately $52,000 with the principal due under the loan and began making weekly interest and principal payments of $1,500. The loan was unsecured, due on demand and bore interest at 12 percent per annum. As of December 31, 1996, the loan had been paid in full.

     During 1995, John W. Hail individually entered into lease agreements covering telephone equipment and related software and requiring monthly rental payments. Such equipment and software are utilized exclusively by the Company. During the years ended December 31, 1997, 1996 and 1995, the Company made aggregate monthly payments pursuant to such lease agreements of $19,427, $19,427 and $14,314, respectively.

     During the years ended December 31, 1997, 1996 and 1995, the Company paid Curtis H. Wilson, Sr., a Director of the Company, sales commissions of $32,886, $38,337 and $51,669, respectively.

     During the first quarter of 1998, the Company agreed to loan John Hail up to $250,000. The loan is secured, bears interest at eight percent per annum and is due on March 31, 1999. As of March 20, 1998, the balance due on this loan was approximately $66,000 plus interest. The Company believes that the terms of the loan are comparable with those that could have been obtained from an unaffiliated lender and the loan was unanimously approved by the Company's board of directors.

     During 1997, pursuant to the Company's Stock Option Plan, the Company granted Mr. Hail 10-year nontransferable stock options exercisable for the purchase of 100,000 shares of Common Stock for $2.70 per share. All of the stock options were granted at the fair value of the Common Stock on the date of grant. These options will be exercisable on June 26, 1998.

     During 1995, the Company granted United Financial Advisors, Inc. ("UFAI") five-year warrants exercisable for the purchase of 125,000 shares of Common Stock for $3.60 per share and 125,000 shares of Common Stock for $4.96 per share. All of the warrants were granted at or above the fair market vale of the Common Stock on the date of grant. As a result of the grant of these warrants, UFAI became a greater than five percent beneficial owner of the Common Stock of the Company. These warrants were not granted pursuant to the Company's Stock Option Plan. Effective May 30, 1997, pursuant to written agreement between UFAI and the Company, the warrants exercisable for the purchase of 125,000 shares of Common Stock for $4.96 were released without exercise and canceled by the Company, at which time UFAI ceased to be a greater than five percent beneficial owner of the Common Stock. The remaining warrants held by UFAI are currently
exercisable.   In addition, UFAI received cash compensation of $10,000 and
$20,000 from the Company during 1995 and 1997, respectively, for consulting and financial advisory.

     The Company has adopted policies that any loans to officers, directors and five percent or more shareholders ("affiliates") are subject to approval by a majority of not less than two of the disinterested independent directors of the Company and that such loans and other transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties and approved by a majority of not less than two of the disinterested independent directors. As of March 31, 1998, the Board of Directors is comprised of five members, of which R. Terren Dunlap and Harland C. Stonecipher are the only independent directors.

                                       PART IV


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

1. Financial Statements appearing at pages F-2 through F-18:
               Independent Auditors' Report.

               Consolidated Balance Sheets as of December 31, 1997 and 1996.

               Consolidated Statements of Income for Years Ended December 31, 1997, 1996 and 1995.

               Consolidated Statements of Stockholders' Equity (Deficiency) for Years Ended December 31, 1997, 1996 and 1995.

               Consolidated Statements of Cash Flows for Years Ended December 31, 1997, 1996 and 1995.

               Notes to Consolidated Financial Statements for Years Ended December 31, 1997, 1996 and 1995.

2. The following exhibits are filed with or incorporated by reference into this Form 10-KSB.

   EXHIBIT
     NO.
   -------
    1.1 Form of Underwriting Agreement between Paulson Investment Company, Inc. and Registrant. (6)

    2.1        Agreement and Plan of Merger between Registrant and AMS, Inc. (1)

    2.2 Certificate of Merger of Advantage Marketing Systems, Inc. (A Delaware Corporation) with and into Advantage Marketing Systems, Inc. (An Oklahoma Corporation). (1)

    3.1        The Registrant's Certificate of Incorporation. (6)

    3.2        The Registrant's Bylaws. (6)

    4.1        Certificate of Common Stock of the Registrant. (1)

    4.2 Form of Purchase Warrant issued to Paulson Investment Company, Inc. pursuant to Underwriting Agreement included as Exhibit 1.1.
               (6)

    4.3        1997-A Warrant Certificate. (2)

    4.4 Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated January 20, 1997. (2)

    4.5 Stock Purchase Agreement having an effective date of May 31, 1996, between Registrant, Miracle Mountain International, Inc., Richard Seaton, Gene Burson, Kaye Jennings, Daryl Burson and James Rogers. (3)

    4.6 Stock Purchase Agreement having an effective date of January 31, 1997, among Registrant, Chambre' International, Inc., Janet Britt, Jerry Hampton, Teresa Hampton, James Baria, Florence Baria, Rose Cashin, Pat Eason, Joseph Williams, Livia Williams, Don Black, Nadine Black, Lynda Brown, Gary Galindo, Harold Griffin, Linda Griffin, Irene Van Vlaenderen, Dean Van Vlaenderen, Rose Hilgedick, Julie Connary and Royce Britt. (4)

    4.7 Asset Purchase Agreement among Registrant, Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., Now International, Inc., Carl S. Rainey and Danny Gibson, dated April 16, 1997. (8)

    4.8        Form of Redeemable Common Stock Purchase Warrant Certificate. (6)

    4.9 Form of Warrant Agreement between Registrant and U.S. Stock Transfer Inc. (6)

    10.1 Legal Services Agreement between Registrant and Pre-Paid Legal Services, dated September 1, 1988. (5)

    10.2 Lease Agreement between Registrant and International Business Machines Corporation, dated May 22, 1989. (5)

    10.3 Group Contract between Registrant and Consumer Benefit Services, Inc., dated April 2, 1989. (5)

    10.4       Advantage Marketing Systems, Inc. 1995 Stock Option Plan. (7)

    10.5 Agreement between Registrant and Consumer Benefit Services, Inc., dated October 20, 1995. (7)

    10.6 Agreement between Registrant and Advanced Products, Inc., dated November 28, 1994. (7)

    10.7 Agreement between Registrant and J&K Pharmaceutical Laboratories, dated April 22, 1996. (2)

    10.8 Stock Purchase Agreement having an effective date of May 31, 1996, between Registrant, Miracle Mountain International, Inc., Richard Seaton, Gene Burson, Kaye Jennings, Daryl Burson and James Rogers. (3)

    10.9 Stock Purchase Agreement having an effective date of January 31, 1997, among Registrant, Chambre' International, Inc., Janet Britt, Jerry Hampton, Teresa Hampton, James Baria, Florence Baria, Rose Cashin, Pat Eason, Joseph Williams, Livia Williams, Don Black, Nadine Black, Lynda Brown, Gary Galindo, Harold Griffin, Linda Griffin, Irene Van Vlaenderen, Dean Van Vlaenderen, Rose Hilgedick, Julie Connary and Royce Britt. (4)

    10.10 Asset Purchase Agreement among Registrant, Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., Now International, Inc., Carl S. Rainey and Danny Gibson, dated April 16, 1997. (8)

    10.11 The Registrant has two subsidiaries, (i) Miracle Mountain International, Inc. which is incorporated in Colorado and (ii) Chambre' International, Inc. which is incorporated in Texas. The Registrant and both of these subsidiaries do business under the same name.

    27         Financial Data Schedule

------------
        (1) Incorporated by reference to Form 8-K, filed with the Commission on December 11, 1995.
        (2) Incorporated by reference to Amendment No. 3 to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on January 14, 1997.
        (3) Incorporated by reference to Form 8-K, filed with the Commission on July 12, 1996.
        (4) Incorporated by reference to Form 8-K, filed with the Commission on February 18, 1997.
        (5) Incorporated by reference to Form 10-K Annual Report for the year ended December 31, 1989, filed with the Commission on September 18, 1990.
        (6) Incorporated by reference to Amendment No. 1 to Form SB-2 Registration Statement (No. 333-34885), filed with the Commission on October 20, 1997.
        (7) Incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.
        (8) Incorporated by reference to Form 8-K, filed with the Commission on May 1, 1997.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REGISTRANT:
                                       ADVANTAGE MARKETING SYSTEMS, INC.
                                       (FORMERLY AMS, INC.)

Date: MARCH 31, 1998                   By: /s/ JOHN W. HAIL
                                           -------------------------------------
                                           John W. Hail, Chief Executive Officer



Date: MARCH 31, 1998                   By: /s/ ROGER P. BARESEL
                                           -------------------------------------
                                           Roger P. Baresel, President, Chief
                                           Financial and Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: MARCH 31, 1998                   By: /s/ JOHN W. HAIL
                                          -------------------------------------
                                          John W. Hail, Chief Executive Officer,
                                          Chairman of the Board and Director



Date: MARCH 31, 1998                   By: /s/ CURTIS H. WILSON, SR.
                                          -------------------------------------
                                          Curtis H. Wilson, Sr., Vice-Chairman
                                          of the Board and Director



Date: MARCH 31, 1998                   By: /s/ ROGER P. BARESEL
                                          -------------------------------------
                                          Roger P. Baresel, President, Chief
                                          Financial Officer and Director



Date: MARCH 31, 1998                   By: /s/ R. TERREN DUNLAP
                                          -------------------------------------
                                          R. Terren Dunlap, Director



Date: MARCH 31, 1998                   By: /s/ HARLAND C. STONECIPHER
                                          -------------------------------------
                                          Harland C. Stonecipher, Director

                            INDEX TO FINANCIAL STATEMENTS

                                                                                 PAGE
                                                                                 ----
ADVANTAGE MARKETING SYSTEMS, INC. AND SUBSIDIARIES
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:
  Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

  Consolidated Balance Sheets as of December 31, 1997 and 1996 . . . . . . . . .  F-3

  Consolidated Statements of Income for Years Ended December 31, 1997,
     1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4

  Consolidated Statements of Stockholders' Equity (Deficiency) for
     Years Ended December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . .  F-5

  Consolidated Statements of Cash Flows for Years Ended
     December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . .  F-6

  Notes to Consolidated Financial Statements for Years Ended
     December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . .  F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Advantage Marketing Systems, Inc. and Subsidiaries
Oklahoma City, Oklahoma


We have audited the accompanying consolidated balance sheets of Advantage Marketing Systems, Inc. and subsidiaries (the "Company") as of December 31, 1997, and 1996, and the related consolidated statements of income, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Oklahoma City, Oklahoma
March 26, 1998

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 1997 AND 1996


                                    ASSETS                                                    1997                1996
                                    ------                                                 ---------           ---------
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .          $ 5,775,276        $    169,569
  Receivables - net of allowance of $25,800 at each period end . . . . . . . .              184,915              52,013
  Receivable from affiliate. . . . . . . . . . . . . . . . . . . . . . . . . .               14,124              13,042
  Commission advances. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               59,268              44,821
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              812,125             217,945
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .               85,224             157,853
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               68,432                  --
                                                                                        -----------        ------------
              Total current assets . . . . . . . . . . . . . . . . . . . . . .            6,999,364             655,243
RECEIVABLES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               15,079              18,000
RECEIVABLE FROM AFFILIATE. . . . . . . . . . . . . . . . . . . . . . . . . . .               40,656              54,780
PROPERTY AND EQUIPMENT, Net. . . . . . . . . . . . . . . . . . . . . . . . . .              695,896             377,190
GOODWILL, Net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,700,909             109,232
COVENANTS NOT TO COMPETE, Net. . . . . . . . . . . . . . . . . . . . . . . . .              518,791              52,222
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              354,693             341,760
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               10,918             181,914
                                                                                        -----------        ------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $10,336,306        $  1,790,341
                                                                                        -----------        ------------
                                                                                        -----------        ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   202,220        $    268,433
  Accrued promotion expense. . . . . . . . . . . . . . . . . . . . . . . . . .                 --                46,370
  Accrued commissions and bonuses. . . . . . . . . . . . . . . . . . . . . . .              325,077             172,502
  Accrued other expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .              183,921              75,381
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               26,304               9,446
  Capital lease obligations. . . . . . . . . . . . . . . . . . . . . . . . . .              118,801              66,758
                                                                                        -----------        ------------
              Total current liabilities. . . . . . . . . . . . . . . . . . . .              856,323             638,890
LONG-TERM LIABILITIES:
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               82,440              19,049
  Capital lease obligations. . . . . . . . . . . . . . . . . . . . . . . . . .              221,148             210,973
                                                                                        -----------        ------------
               Total liabilities . . . . . . . . . . . . . . . . . . . . . . .            1,159,911             868,912
                                                                                        -----------        ------------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 12)
STOCKHOLDERS' EQUITY:
  Preferred stock - $.0001 par value; authorized
   5,000,000 shares; none issued . . . . . . . . . . . . . . . . . . . . . . .                   --                  --
  Common stock - $.0001 par value; authorized 495,000,000 shares;
   issued and outstanding 4,249,383 and 2,157,262 shares,
   respectively (See Note 4) . . . . . . . . . . . . . . . . . . . . . . . . .                  425                 214
  Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,180,109           1,981,380
  Notes receivable for exercise of options . . . . . . . . . . . . . . . . . .              (74,000)                 --
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (930,139)         (1,060,165)
                                                                                        -----------        ------------
                  Total stockholders' equity . . . . . . . . . . . . . . . . .            9,176,395             921,429
                                                                                        -----------        ------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $10,336,306        $  1,790,341
                                                                                        -----------        ------------
                                                                                        -----------        ------------




                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                               1997           1996           1995
                                                                          -----------     ----------     ----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $10,192,227     $6,155,073     $4,492,604
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,271,660      4,265,905      3,045,636
                                                                          -----------     ----------     ----------
    Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,920,567      1,889,168      1,446,968
Marketing, distribution and administrative expenses. . . . . . . . . .      2,792,879      1,561,753      1,199,797
                                                                          -----------     ----------     ----------
    Income from operations . . . . . . . . . . . . . . . . . . . . . .        127,688        327,415        247,171
Other income (expense):
Interest, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         34,017       (10,538)       (22,998)
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         28,017          8,667         25,535
                                                                          -----------     ----------     ----------
    Total other income (expense) . . . . . . . . . . . . . . . . . . .         62,034        (1,871)          2,537
                                                                          -----------     ----------     ----------
INCOME BEFORE TAXES. . . . . . . . . . . . . . . . . . . . . . . . . .        189,722        325,544        249,708
TAX (EXPENSE) BENEFIT. . . . . . . . . . . . . . . . . . . . . . . . .       (59,696)        499,613             --
                                                                          -----------     ----------     ----------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   130,026     $  825,157     $  249,708
                                                                          -----------     ----------     ----------
                                                                          -----------     ----------     ----------
Net income per common share. . . . . . . . . . . . . . . . . . . . . .    $       .05     $      .39     $      .12
                                                                          -----------     ----------     ----------
                                                                          -----------     ----------     ----------
Net income per common share - assuming dilution. . . . . . . . . . . .    $       .04     $      .26     $      .09
                                                                          -----------     ----------     ----------
                                                                          -----------     ----------     ----------
Weighted average common shares outstanding . . . . . . . . . . . . . .      2,751,771      2,135,097      2,121,944
                                                                          -----------     ----------     ----------
                                                                          -----------     ----------     ----------
Weighted average common shares outstanding - assuming
  dilution . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,762,642      3,203,485      2,838,726
                                                                          -----------     ----------     ----------
                                                                          -----------     ----------     ----------




                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                                                        TOTAL
                                                                                  NOTES RECEIVABLE                  STOCKHOLDERS'
                                              SHARES        COMMON     PAID-IN     FOR EXERCISE OF    ACCUMULATED       EQUITY
                                           (SEE NOTE 4)     STOCK     CAPITAL         OPTIONS          DEFICIT      (DEFICIENCY)
                                           -----------     -------    -------     ----------------    -----------   -------------
BALANCE,
  JANUARY 1, 1995. . . . . . . . . . .      2,134,512        $212  $ 1,847,382          $    --      $(2,135,030)      $(287,436)

Warrants exercised . . . . . . . . . .          1,250          --        7,500               --                            7,500

Issuance of stock for cash . . . . . .          1,250          --        5,000               --             --             5,000

Net income . . . . . . . . . . . . . .             --          --         --                 --          249,708         249,708
                                            ---------        ----  -----------          ---------   ------------      ----------

BALANCE,
  DECEMBER 31, 1995. . . . . . . . . .      2,137,012         212    1,859,882               --       (1,885,322)        (25,228)

Issuance of stock for Miracle
  Mountain International, Inc.
  acquisition. . . . . . . . . . . . .         20,000           2      119,998               --             --           120,000

Warrants exercised . . . . . . . . . .            250          --        1,500               --             --             1,500

Net income . . . . . . . . . . . . . .           --            --         --                 --          825,157         825,157
                                            ---------        ----  -----------          ---------   ------------      ----------

BALANCE,
  DECEMBER 31, 1996. . . . . . . . . .      2,157,262         214    1,981,380               --       (1,060,165)        921,429

Issuance of stock for
  Chambre' acquisition . . . . . . . .         14,000           1       83,999               --             --            84,000

Warrants and rights offering, net. . .        337,211          34    1,831,247               --             --         1,831,281

Issuance of stock for
  SNSI acquisition . . . . . . . . . .        125,984          13      799,987               --             --           800,000

Options exercised for cash . . . . . .         46,945           4       79,996               --             --            80,000

Options exercised by tendering
  mature shares. . . . . . . . . . . .         26,731           4           (4)               --             --              --

Options exercised by issuance of
  note . . . . . . . . . . . . . . . .         46,250           5       73,995           (74,000)           --              --

Common stock offering, net . . . . . .      1,495,000         150    5,329,509               --             --         5,329,659

Net income . . . . . . . . . . . . . .           --            --         --                 --          130,026         130,026
                                            ---------        ----  -----------          ---------   ------------      ----------

BALANCE,
  DECEMBER 31, 1997. . . . . . . . . .      4,249,383        $425  $10,180,109          $(74,000)   $   (930,139)     $9,176,395
                                            ---------        ----  -----------          ---------   ------------      ----------
                                            ---------        ----  -----------          ---------   ------------      ----------




                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                    1997           1996           1995
                                                                               -----------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   130,026       $825,157       $249,708
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . . . .           251,443         65,993         43,310
     Deferred taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .            59,696       (499,613)           --
     Provision for bad debts . . . . . . . . . . . . . . . . . . . . . .              --            4,319          2,000
     Write-off of deferred offering costs. . . . . . . . . . . . . . . .              --           15,000           --
     Gain on sale of property and equipment. . . . . . . . . . . . . . .           (18,671)        (1,572)           --
     Changes in assets and liabilities which (used) provided cash:
      Receivables and commission advances. . . . . . . . . . . . . . . .          (167,192)       (80,139)         7,280
      Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (722,806)      (119,324)       (50,750)
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .           269,946           --          (40,852)
      Accounts payable and accrued expense . . . . . . . . . . . . . . .            78,971        216,600        150,149
                                                                              ------------     ----------     ----------
        Net cash (used in) provided by operating activities. . . . . . .          (118,587)       426,421        360,845
                                                                              ------------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment. . . . . . . . . . . . . . . . . .          (312,709)       (66,675)       (50,105)
  Receivable from affiliate. . . . . . . . . . . . . . . . . . . . . . .              --          (22,000)       (87,684)
  Proceeds from sale of property and equipment . . . . . . . . . . . . .            40,196          1,700           --
  Repayment of receivable from affiliate . . . . . . . . . . . . . . . .            13,042          6,141         67,401
  Purchase of Miracle Mountain International, Inc. . . . . . . . . . . .              --          (56,103)           --
  Purchase of Chambre International, Inc.. . . . . . . . . . . . . . . .           (51,340)           --             --
  Purchase of SNSI assets. . . . . . . . . . . . . . . . . . . . . . . .        (1,274,441)           --             --
  Purchase of other assets . . . . . . . . . . . . . . . . . . . . . . .          (106,803)           --             --
                                                                              ------------     ----------     ----------
        Net cash used in investing activities  . . . . . . . . . . . . .        (1,692,055)      (136,937)       (70,388)
                                                                              ------------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock . . . . . . . . . . . . . . . .         8,284,357          1,500         12,500
  Loans from stockholders. . . . . . . . . . . . . . . . . . . . . . . .              --             --           31,963
  Proceeds from notes payable. . . . . . . . . . . . . . . . . . . . . .           114,259           --           39,098
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --             --          (46,663)
  Payment of deferred offering costs . . . . . . . . . . . . . . . . . .          (862,967)      (125,400)       (52,777)
  Payment on notes payable - stockholders. . . . . . . . . . . . . . . .              --          (81,929)      (142,615)
  Payment on notes payable . . . . . . . . . . . . . . . . . . . . . . .           (34,010)        (8,445)        (7,985)
  Principal payment on capital lease obligations . . . . . . . . . . . .           (85,290)       (17,728)       (11,891)
                                                                              ------------     ----------     ----------
        Net cash provided by (used in) financing activities. . . . . . .         7,416,349       (232,002)      (178,370)
                                                                              ------------     ----------     ----------

NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . .         5,605,707         57,482        112,087
CASH AND CASH EQUIVALENTS, BEGINNING . . . . . . . . . . . . . . . . . .           169,569        112,087           --
                                                                               -----------       --------       --------
CASH AND CASH EQUIVALENTS, ENDING. . . . . . . . . . . . . . . . . . . .      $  5,775,276     $  169,569     $  112,087
                                                                              ------------     ----------     ----------
                                                                              ------------     ----------     ----------


                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION- The consolidated financial statements include the accounts of Advantage Marketing Systems, Inc. and its wholly owned subsidiaries, Miracle Mountain International, Inc. and Chambre' International, Inc. (the "Company"). All significant intercompany accounts have been eliminated.

     NATURE OF BUSINESS - The Company markets a product line of consumer oriented products in the weight management, dietary supplement and personal care categories that are produced by various manufacturers. The Company sells its product line through a network of full and part-time independent distributors developed by the Company.

     The Company also sells supplies and materials to its independent distributors.

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

     SALES RETURNS - All of the Company's products include a customer satisfaction guarantee. Company products may be returned within 30 days of purchase for a full refund or credit toward the purchase of another Company product. The Company also has a buy-back policy where by it will repurchase products sold to an independent distributor (subject to a restocking fee) provided that the distributor resigns from the Company and returns the product within 12 months of original purchase in marketable condition. For the years ended December 31, 1997 and 1996, the cost of products returned to the Company are included in net sales and was three and four percent of gross sales, respectively.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of cash in banks and all short term investments with initial maturities of three months or less.

     INVENTORY - Inventory consists of consumer product inventory, and training and promotional material such as video tapes, cassette tapes and paper supplies held for sale to customers and independent distributors. Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out method.

     INTANGIBLES - Intangible assets consist of goodwill and covenants not to compete. Goodwill represents the excess of cost over the fair value of the net assets acquired pursuant to the Miracle Mountain International, Inc. ("MMI"), Chambre' International, Inc. ("CII") and Stay 'N Shape International, Inc. ("SNSI") acquisitions (See Note 9). The Company amortizes goodwill from the acquisition of MMI over seven years and from the acquisitions of CII and SNSI over twenty years. Covenants not to compete are being amortized over the life of the contracts. Goodwill amortization for the years ended December 31, 1997 and 1996 was $78,026 and $9,930, respectively. Covenant amortization for the years ended December 31, 1997 and 1996, was $53,431 and $7,778, respectively.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost or, in the case of leased assets under capital leases, at the fair value of the leased property and equipment, less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     useful lives of the assets of three to seven years. Assets under capital leases and leasehold improvements are amortized over the lesser of the term of the lease or the life of the asset.

     LONG-LIVED ASSETS - Management of the Company assesses recoverability of its long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future cash flows generated by that asset.

     EARNINGS PER SHARE - In 1997, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, and has restated earnings per share for all periods presented in accordance with that Statement. Earnings per common share is computed based upon net income divided by the weighted average number of common shares outstanding during each period. Earnings per common share - assuming dilution is computed based upon net income divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. The following is a reconciliation of the common shares used in the calculations of earnings per common share and earnings per common share - assuming dilution:

                                                                         INCOME         SHARES       PER SHARE
                                                                      (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                                      -----------    -------------   ---------
     Weighted average common shares outstanding:
     For the year ended December 31, 1997:
       Earnings per common share:
        Income available to common stockholders. . . . . . . . .       $130,026         2,751,771        $.05
       Earnings per common share - assuming dilution:
        Options. . . . . . . . . . . . . . . . . . . . . . . . .         --               825,061
        Warrants . . . . . . . . . . . . . . . . . . . . . . . .         --               185,810
                                                                        --------        ----------
        Income available to common stockholders plus assumed
             conversions . . . . . . . . . . . . . . . . . . . .       $130,026         3,762,642        $.04
                                                                        --------        ----------       ----
     For the year ended December 31, 1996:
       Earnings per common share:
        Income available to common stockholders. . . . . . . . .       $825,157         2,135,097        $.39
       Earnings per common share - assuming dilution:
        Options. . . . . . . . . . . . . . . . . . . . . . . . .         --               990,379
        Warrants . . . . . . . . . . . . . . . . . . . . . . . .         --                78,009
                                                                        --------        ----------
        Income available to common stockholders plus assumed
             conversions . . . . . . . . . . . . . . . . . . . .       $825,157         3,203,485        $.26
                                                                        --------        ----------       ----
     For the year ended December 31, 1995:
       Earnings per common share:
        Income available to common stockholders. . . . . . . . .       $249,708         2,121,944        $.12
       Earnings per common share - assuming dilution:
        Options. . . . . . . . . . . . . . . . . . . . . . . . .         --               716,782
                                                                        --------        ----------
        Income available to common stockholders plus assumed
             conversions . . . . . . . . . . . . . . . . . . . .       $249,708         2,838,726        $.09
                                                                        --------        ----------       ----


     Options to purchase 5,000 shares of common stock at $6.00 per share were outstanding at December 31, 1997 but were not included in the computation of earnings per common share - assuming dilution because the

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     options' exercise price was greater than the average market price of the common shares. There were no antidilutive options to purchase shares of common stock at December 31, 1996 and 1995, respectively.

     Warrants to purchase 525,860 shares at $8.00 and 1,050,470 shares ranging from $6.00 to $8.00 of common stock were outstanding at December 31, 1996 and 1995, respectively, but were not included in the computation of earnings per common share - assuming dilution because the warrants' exercise price was greater than the average market price of the common shares. There were no antidilutive warrants to purchase shares of common stock at December 31, 1997.

     RECENTLY ADOPTED ACCOUNTING STANDARDS - In February, 1997, the FASB issued SFAS No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. SFAS No. 129 establishes standards for disclosure of information regarding an entity's capital structure. The adoption of SFAS No. 129 in 1997 did not affect the Company's capital structure disclosures.

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

     ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED - In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. In addition, SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in the stockholders' equity section of the consolidated balance sheet. The Company will adopt SFAS No. 130 on January 1, 1998 as required.

     Also in June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes reporting standards for public companies concerning annual and interim financial statements of their operating segments and related information. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker(s) in deciding how to allocate resources and assess performance. The Standard sets criteria for reporting disclosures about a company's products and services, geographic areas and major customers. The Company will adopt SFAS No. 131 on January 1, 1998 as required and believes the Company has only one segment, as that term is defined in SFAS No. 131.

     RECLASSIFICATIONS - Certain reclassifications have been made to prior year balances to conform with the presentation for the current period.

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


2.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                                1997           1996
                                                            ----------      ---------
Office furniture, fixtures and equipment. . . . . . . .     $  954,293      $ 633,086
Automobiles . . . . . . . . . . . . . . . . . . . . . .        142,055         44,872
Leasehold improvements. . . . . . . . . . . . . . . . .         34,388         26,576
                                                            ----------      ---------
                                                             1,130,736        704,534
Accumulated depreciation and amortization . . . . . . .       (434,840)      (327,344)
                                                            ----------      ---------
Total property and equipment, net . . . . . . . . . . .     $  695,896      $ 377,190
                                                            ----------      ---------


     Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $119,986, $48,285 and $43,310, respectively.

3.   LEASE AGREEMENTS

     During 1997 and 1996, the Company entered into various capital leases for office related furniture and equipment. The lease terms range from 24 to 60 months. Additionally, annual lease rental payments for each lease range from $900 to $40,000 per year. The schedule of future minimum lease payments below reflects all payments under the leases.

     The property and equipment accounts include $449,540 and $306,595 for leases that have been capitalized at December 31, 1997 and 1996, respectively. Related accumulated amortization amounted to $109,591 and $28,864 at December 31, 1997 and 1996, respectively.

     The Company leases office space, warehouse space and certain equipment under noncancelable operating leases.

     Future annual minimum lease payments under capital leases and noncancelable operating leases with initial or remaining terms of one year or more at December 31, 1997 are as follows:

                                                            CAPITAL       OPERATING
                                                             LEASES         LEASES         TOTAL
                                                            --------      ---------       --------
     Year ending:
     1998 . . . . . . . . . . . . . . . . . . . . . .      $147,129        $136,640      $283,769
     1999 . . . . . . . . . . . . . . . . . . . . . .       121,819         144,467       266,286
     2000 . . . . . . . . . . . . . . . . . . . . . .        72,394         150,886       223,280
     2001 . . . . . . . . . . . . . . . . . . . . . .        41,244         156,658       197,902
     2002 . . . . . . . . . . . . . . . . . . . . . .         6,955         160,492       167,447
     Minimum lease payments thereafter. . . . . . . .         --             91,897        91,897
                                                            --------       --------     ----------
     Total minimum lease payments                           389,541        $841,040    $1,230,581
                                                                           --------     ----------
                                                                           --------     ----------
     Less amount representing interest                       49,592
                                                            --------
     Present value of net minimum lease payments            339,949
     Less current portion                                   118,801
                                                            --------
     Long-term capital lease obligations                   $221,148
                                                            --------
                                                            --------


     Rental expense under operating leases for the years ended December 31,
     1997, 1996 and 1995 was $88,632,   $63,425 and $55,476, respectively.

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

4.   STOCKHOLDERS' EQUITY

     COMMON STOCK - On January 31, 1997, the Company distributed, at no cost, 2,148,191 non-transferable rights ("Rights") to its shareholders of record on such date. Each of the Rights entitled the holder to purchase one unit (consisting of one share of Common Stock and one 1997-A Warrant) on or before March 17, 1997 for $6.80 per unit (the "Rights Offering"). Concurrently with the Rights Offering, the Company redeemed its outstanding Class A and Class B Common Stock Purchase Warrants (the "Public Warrants") for $.0008 per warrant (the "Warrant Redemption") effective on March 17, 1997. In connection with the Warrant Redemption, the Company modified the terms of the Public Warrants and offered to holders of the Public Warrants (the "Warrant Holders") the right to exercise each of the Public Warrants for the purchase of one unit (consisting of one share of Common Stock and one 1997-A Warrant), at an exercise price of $6.00 per unit (the "Warrant Modification Offering"). Proceeds to the Company from the Warrant Modification Offering and the Rights Offering (the "Offerings") were $2,154,357. Accumulated offering costs of $323,076 were charged against the proceeds of the Offerings. Pursuant to the Offerings, the Company issued in units 337,211 shares of Common Stock and 337,211
     1997-A Warrants.

     On November 12, 1997, the Company sold 1,495,000 shares of Common Stock and 1,495,000 Redeemable Common Stock Purchase Warrants in units consisting of one share of Common Stock and one Redeemable Common Stock Purchase Warrant from which the Company received net proceeds of $6,050,000. Accumulated offering costs of approximately $720,000 were charged against the proceeds of the offering.

     On October 29, 1996, the Board of Directors of the Company effected a one-for-eight reverse split of the Company's outstanding common stock, options and warrants. In addition, the number of the Company's outstanding options and warrants has been reduced by a factor of eight and their exercise price has been increased by a factor of eight pursuant to this action.

     This one-for-eight reverse split is reflected in the accompanying consolidated financial statements and footnotes on a retroactive basis.

     The Company's policy is to retain earnings to support the expansion of its operations. The Board of Directors of the Company does not intend to pay cash dividends on the Common Stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

     COMMON STOCK OPTIONS - During 1997, the Company granted 493,100 options at exercise prices ranging from $2.70 per share to $6.00 per share (173,850 shares under the 1995 Option Plan). Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. Options granted on December 26, 1997 have a six month vesting period. During 1997, 135,695 options were exercised of which 46,945, 42,500 and 46,250 were exercised for cash, 15,769 mature shares and notes receivable, respectively. In addition, during this period 319,250 options were voluntarily surrendered and canceled by the Company in exchange for an equal number of options at a lower price, 125,000 options were canceled without exchange for new options and 2,499 options expired.

     During 1995, the Company granted various options at exercise prices ranging from $2.00 per share to $6.48 per share. Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. All of the options granted during 1995 and currently outstanding are currently exercisable. See Note 5 for the pro forma effects of SFAS 123.

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     The following table summarizes the Company's stock option activity for the years ended December 31, 1997, 1996 and 1995 (as restated for the one-for-eight reverse split in October 1996):

                                                           WEIGHTED-                     WEIGHTED-                     WEIGHTED-
                                                           AVERAGE                       AVERAGE                       AVERAGE
                                                           EXERCISE                      EXERCISE                      EXERCISE
                                             1997           PRICE        1996             PRICE         1995            PRICE
                                          ---------        --------   ---------          --------    ---------         --------
     Options outstanding,
       beginning of year. . . . . . . .  1,528,927          $2.49     1,540,177           $2.52        350,358          $1.66

     Options granted
       during the year. . . . . . . . .    493,100           3.68          --              --        1,189,819           2.77

     Options exercised
       during the year. . . . . . . . .   (135,695)          1.64          --              --            --              --

     Options canceled
       during the year. . . . . . . . .   (444,250)          4.75          --              --            --              --

     Options expired
       during the year. . . . . . . . .     (2,499)          1.60       (11,250)           6.48          --              --
                                         ---------                    ---------                      ---------

     Options outstanding,
       end of year. . . . . . . . . . .  1,439,583          $2.28     1,528,927           $2.49      1,540,177          $2.52
                                         ---------                    ---------                      ---------
                                         ---------                    ---------                      ---------

                                          OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                               ------------------------------------------  ------------------------------
                                                WEIGHTED-
                                                AVERAGE         WEIGHTED-                       WEIGHTED-
                                 NUMBER         REMAINING       AVERAGE          NUMBER         AVERAGE
          RANGE OF             OUTSTANDING     CONTRACTUAL      EXERCISE       EXERCISABLE      EXERCISE
       EXERCISE PRICES         AT 12/31/97        LIFE           PRICE         AT 12/31/97        PRICE
      -----------------        -----------     -----------      --------       -----------      ---------
          $1.60 - 2.70        1,309,583         4.9 years       $2.14           963,233          $1.94
          $3.60 - 6.00          130,000         2.5 years       $3.69           130,000          $3.69
                               ---------                                       ---------
          $1.60 - 6.00        1,439,583                                       1,093,233
                               ---------                                       ---------
                               ---------                                       ---------


     COMMON STOCK WARRANTS - The following table summarizes the Company's common stock warrants and their activity for the years ended December 31, 1997, 1996 and 1995 (as restated for the one-for-eight reverse split in October
     1996):

                                                                             WARRANTS
                                                                            ISSUED AND       EXERCISE
                                                                           OUTSTANDING         PRICE          EXERCISE PERIOD
                                                                           -----------       --------       -------------------
       DECEMBER 31, 1997:
         Class A Warrants, beginning of year . . . . . . . . . . . . .       524,360           $6.00        4/26/89 - 7/26/97
         Class A Warrants redeemed during the year . . . . . . . . . .      (524,360)          $6.00
                                                                            ---------
         Class A Warrants, end of year . . . . . . . . . . . . . . . .          --
                                                                            ---------
                                                                            ---------
         Class B Warrants, beginning of year . . . . . . . . . . . . .       525,860           $8.00        4/26/89 - 7/26/97
         Class B Warrants redeemed during the year . . . . . . . . . .      (525,860)          $8.00
         Class B Warrants, end of year . . . . . . . . . . . . . . . .          --
                                                                            ---------
                                                                            ---------
         1997-A Warrants, beginning of year. . . . . . . . . . . . . .          --
         1997-A Warrants issued during the year. . . . . . . . . . . .       337,211          $12.00        1/31/97 - 1/31/99
                                                                            ---------


                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

         1997-A Warrants, end of year. . . . . . . . . . . . . . . . .       337,211
                                                                           ---------
                                                                           ---------
         Redeemable Common Stock Purchase Warrants,
           beginning of year . . . . . . . . . . . . . . . . . . . . .          --
         Redeemable Common Stock Purchase Warrants,
           issued during the year. . . . . . . . . . . . . . . . . . .     1,495,000           $3.40      11/06/97 - 11/06/02
                                                                           ---------
                                                                           ---------
         Redeemable Common Stock Purchase Warrants,
           end of year . . . . . . . . . . . . . . . . . . . . . . . .     1,495,000
                                                                           ---------
                                                                           ---------
       DECEMBER 31, 1996:. . . . . . . . . . . . . . . . . . . . . . .
         Class A Warrants, beginning of year . . . . . . . . . . . . .       524,610           $6.00        4/26/89 - 7/26/97
         Class A Warrants exercised during the year. . . . . . . . . .          (250)          $6.00
                                                                           ---------
         Class A Warrants, end of year                                       524,360
                                                                           ---------
                                                                           ---------
         Class B Warrants. . . . . . . . . . . . . . . . . . . . . . .       525,860           $8.00        4/26/89 - 7/26/97
                                                                           ---------
                                                                           ---------
       DECEMBER 31, 1995:
         Class A Warrants, beginning of year . . . . . . . . . . . . .       525,860           $6.00        4/26/89 - 7/26/97
         Class A Warrants exercised during the year. . . . . . . . . .        (1,250)          $6.00
                                                                           ---------
         Class A Warrants, end of year . . . . . . . . . . . . . . . .       524,610
                                                                           ---------
                                                                           ---------
         Class B Warrant . . . . . . . . . . . . . . . . . . . . . . .       525,860           $8.00        4/26/89 - 7/26/97
                                                                           ---------
                                                                           ---------


     Each warrant entitles the holder to purchase one share of common stock. As of January 8, 1998, the Company reduced the exercise price of the 1997-A Warrants from $12.00 to $3.40 and extended the exercise period from January 31, 1999 to November 6, 2002.


5.   STOCK OPTION PLAN

     During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for grant can consist of (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors, and consultants. Nonemployee directors are excluded from Plan participation. The option price for shares of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options shall be exercisable within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. During the year ended December 31, 1997, the Company granted 173,850 net options under the Plan. No stock appreciation rights are attached to any options outstanding. At December 31, 1997, the Company had 1,439,583 stock options outstanding of which only 173,850 had been issued pursuant to this plan.

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation awards. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements. The following pro forma data is calculated net of tax as if compensation cost for the Company's stock-based compensation awards (see also Note 4) was determined

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                           -----------------------------------------
                                                                              1997           1996           1995
                                                                           ----------      ---------    ------------
     Net income as reported . . . . . . . . . . . . . . . . . . . . .      $  130,026      $ 825,157    $   249,708
       Adjustment, net of tax . . . . . . . . . . . . . . . . . . . .        (427,670)       --          (2,079,708)
                                                                           -----------     ---------    ------------
     Pro forma net income (loss). . . . . . . . . . . . . . . . . . .      $ (297,644)     $ 825,157    $(1,830,000)
     Net income per common share as reported. . . . . . . . . . . . .      $      .05      $    0.39    $      0.12
       Adjustment, net of tax . . . . . . . . . . . . . . . . . . . .           (0.16)         --             (0.98)
                                                                           -----------     ---------    ------------
     Pro forma net income (loss) per common share . . . . . . . . . .      $    (0.11)     $    0.39    $    ( 0.86)
     Pro forma net income (loss) per common share - assuming
       dilution . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    (0.11)     $    0.26    $     (0.86)
     Weighted average common shares outstanding . . . . . . . . . . .       2,751,771      2,135,097      2,121,944
     Weighted average common shares outstanding - assuming dilution .       3,762,642      3,203,485      2,838,726


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1995, respectively (no option grants during 1996): risk-free interest rates of 5.93 and 5.94 percent; no dividend yield or assumed forfeitures; expected lives of 6.7 and 7.3 years; and volatility of 60 and 59 percent. The pro forma amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year.

6.   RELATED PARTIES

     During 1997, 1996 and 1995, the Company received approximately $7,157, $9,116 and $16,415, respectively, from Pre-Paid Legal Services, Inc., a stockholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal Services, Inc.

     The Company made non-interest bearing cash advances to the John Hail Agency, Inc., ("JHA"), a company of which the Company's Chief Executive Officer and major shareholder is the sole director and shareholder, of $22,000 and $87,684 during the years ended December 31, 1996 and 1995, respectively. JHA made repayments of these advances of $13,042, $6,141 and $67,401 during the years ended December 31, 1997, 1996 and 1995, respectively. The Company also provided administrative services for JHA and recognized revenue from JHA of $6,000 and $12,000 for the years ended December 31, 1996 and 1995, respectively, and are included in the advances. The Company ceased providing administrative services for JHA during 1996 and adopted a policy to not make any further advances to JHA. In 1996 JHA executed a promissory note payable to the Company which had a principal balance of $54,780 and $67,822 at December 31, 1997 and 1996, respectively, bearing interest at 8.00% per annum and payable in installments of $1,499 per month.

     Certain stockholders receive commissions on revenue of the Company. Such commissions are recognized as compensation to the stockholders and are included in selling expense.

7.   INCOME TAXES

     On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Management concluded in 1996 that it is

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     more likely than not that a tax benefit will be realized from its deferred tax assets and therefore eliminated the previously recorded valuation allowance. The Company's deferred tax assets relate primarily to net operating loss carryforwards for income tax purposes at December 31, 1997, totaling $1,193,428, which will begin to expire in 2003. The Company has a net deferred tax asset at December 31, 1997 and 1996, of $439,917 and $499,613, respectively.

     A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the years ended December 31, 1997, 1996, and 1995 is as follows:




                                                                       1997          1996            1995
                                                                      -----        ------           -----
Statutory federal income tax rate. . . . . . . . . . . . . .           34.0 %         34.0 %          34.0%
State tax effective rate . . . . . . . . . . . . . . . . . .            4.6            4.3            4.5
Permanent differences. . . . . . . . . . . . . . . . . . . .            6.4            0.0            0.0
Benefit of graduated tax rates . . . . . . . . . . . . . . .           (4.8)          (0.4)          (2.1)
Benefit of operating loss carryforwards. . . . . . . . . . .           (0.0)         (37.9)         (36.4)
Change in effective rate . . . . . . . . . . . . . . . . . .           (8.7)           0.0            0.0
Reduction in valuation allowance . . . . . . . . . . . . . .            0.0         (153.5)           0.0
                                                                      -----         ------           -----
Effective income tax rate. . . . . . . . . . . . . . . . . .           31.5 %       (153.5)%          0.0 %
                                                                      -----         ------           -----
                                                                      -----         ------           -----



     Deferred tax liabilities and assets at December 31, 1997 and 1996 are comprised of the following:



                                                                                        DECEMBER 31,
                                                                                  ------------------------
                                                                                     1997           1996
                                                                                  ----------     ---------
Deferred tax liabilities:
  Depreciation and amortization. . . . . . . . . . . .                            $(20,682)      $   (850)
                                                                                  ----------     ---------
             Total deferred tax liabilities. . . . . .                             (20,682)          (850)
                                                                                  ----------     ---------

Deferred tax assets:
  Net operating loss carryforwards . . . . . . . . . .                             458,796        500,463
  Reserves . . . . . . . . . . . . . . . . . . . . . .                               1,803             --
                                                                                  ----------     ---------
              Total deferred tax assets. . . . . . . .                             460,599        500,463
                                                                                  ----------     ---------

Net deferred taxes . . . . . . . . . . . . . . . . . .                             439,917        499,613
Less current portion of net deferred tax assets. . . .                              85,224        157,853
                                                                                  ----------     ---------

Noncurrent portion . . . . . . . . . . . . . . . . . .                            $354,693       $341,760
                                                                                  ----------     ---------
                                                                                  ----------     ---------


8.   COMMISSION ADVANCES

     Commission advances represent advances to certain associates and are repayable from future commissions earned by the associates. These advances do not bear interest and are classified in the accompanying consolidated balance sheets according to the expected timing of commissions to be earned by the associates.

9.   ACQUISITIONS

     Pursuant to a Stock Purchase Agreement having an effective date of January 31, 1997 (the "Purchase Agreement"), the Company acquired all of the issued and outstanding capital stock of Chambre' International, Inc., a Texas corporation ("CII"), and CII became a wholly-owned subsidiary of the Company

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     (the "CII Acquisition"). The CII Acquisition was closed on January 31, 1997, and was accounted for under the purchase method of accounting. CII is a network marketer of various third-party manufactured cosmetics, skin care and hair care products. In connection with the CII Acquisitions, the Company issued 6,482 shares of its common stock to the shareholders of CII at closing and issued an additional 7,518 shares of its common stock to the shareholders of CII on March 31, 1997, after determination of certain liabilities.

     In connection with the CII Acquisition , the excess of the purchase price of $135,340, which includes $3,549 of transaction costs, over the negative $63,985 fair value of assets of CII acquired, net of liabilities assumed, has been allocated $179,325 to goodwill and $20,000 to a covenant not to complete. Goodwill and the covenant not to compete will be amortized over 20 year and 47 month periods, respectively.

     Pursuant to an Asset Purchase Agreement having an effective date of April 16, 1997 (the "Purchase Agreement"), the Company acquired all the assets of Stay 'N Shape International, Inc. ("SNSI"), Solution Products International, Inc. ("SPII"), Nation of Winners, Inc. ("NWI"), Now International, Inc. ("NII"), all Georgia corporations, (collectively SNSI, SPII, NWI and NII are referred to as the "Selling Group"), free and clear of any lien, charge, claim, pledge, security interest or other encumbrance of any type or kind whatsoever, known or unknown (the "SNSI" Asset Purchase"). The SNSI Asset Purchase was closed on April 16, 1997, and was accounted for under the purchase method of accounting. Each company in the Selling Group is a network marketer of various third-party manufactured nutritional supplements and was under common ownership.

     In connection with the SNSI Asset Purchase, the Company paid cash of $1,174,441 and issued 125,984 shares of the Company's common stock at closing and agreed to either issue additional shares of the Company's common stock having an aggregate fair value equal to, or make cash payments of, or at the Company's sole option any combination thereof, $750,000 and $1,050,000 on or before June 29, 1998, and May 30, 1999, respectively. The $750,000 aggregate fair value of the additional shares of the Company's common stock or cash payment shall be reduced by the aggregate amount that gross revenues, net of returns and allowances, during the 12-month period ended April 30, 1998, from (i) sales (other than Choc-Quilizer) of the purchased network marketing organization, sales to Market America, Inc. (an unrelated network marketing company) and sales to retail outlet stores, are less than $2,500,000 and (ii) the Company's sales of Choc-Quilizer are less than $4,000,000 during such 12-month period. Furthermore, the $1,050,000 aggregate fair value of the additional shares of the Company's common stock or cash payment shall be reduced by the aggregate amount that gross revenues, net or returns and allowances, during the 12-month period ended March 31, 1999, from (i) sales (other than Choc-Quilizer) of the purchased network marketing organization, sales to Market America, Inc. and sales to retail outlet stores, are less than $5,000,000 and (ii) the Company's sales of Choc-Quilizer are less than $8,000,000 during such 12-month period. The fair value of the Company's common stock on the last three trading days of the month preceding the month in which the applicable 12-month period ends.

     In connection with the SNSI Asset Purchase, the excess of the purchase price of $2,074,441, which included $100,000 of transaction costs, over the $84,063 fair value of the assets acquired, has been allocated $1,490,378 to goodwill and $500,000 to two covenants not to compete. Goodwill and the covenants not to compete will be amortized over 20 and 10 year periods, respectively.

     Pursuant to a Stock Purchase Agreement having an effective date of May 31, 1996 (the "Purchase Agreement"), the Company acquired all of the issued and outstanding capital stock of Miracle Mountain International, Inc., a Colorado corporation ("MMI"), and MMI became a wholly owned subsidiary of the Company (the "MMI Acquisition"). The MMI Acquisition was accounted for under the purchase method of

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     accounting. MMI is a network marketer of various third-party manufactured nutritional supplement products. Pursuant to the Purchase Agreement and in connection with the MMI Acquisition, the Company issued and delivered to the shareholders of MMI 20,000 shares of the Company's common stock.

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

     The following unaudited pro forma information presents a summary of consolidated results of operations as if the acquisitions had occurred at the beginning of 1997 and 1996, with pro forma adjustments to give effect to amortization of goodwill together with the related income tax effect. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchases been made during the periods presented or the future results of the combined operations.



                                                                           YEAR ENDED DECEMBER 31,
                                                                          --------------------------
                                                                              1997           1996
                                                                          -----------     ----------
Net revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $10,776,000     $8,737,000
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   142,000     $  669,000
Net income per common share. . . . . . . . . . . . . . . . . . . . . .    $      0.05     $     0.29
Net income per common share - assuming dilution. . . . . . . . . . . .    $      0.04     $     0.20




10.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                                                                YEAR ENDED DECEMBER 31,
                                                                                     ----------------------------------------
                                                                                        1997            1996           1995
                                                                                     ---------       ---------      ---------
     Cash paid during the year for:
       Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  33,012       $  23,021      $  27,335
       Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,195             --             --
     Noncash financing and investing activities:
     Property and equipment acquired by capital lease. . . . . . . . . . . .           147,508         199,131        108,219
     Deferred offering costs not yet paid. . . . . . . . . . . . . . . . . .           180,450             --             --
     Reclassify interest payable to
       notes payable - stockholders. . . . . . . . . . . . . . . . . . . . .               --              --          51,806
     Fair value of capital stock issued to purchase  . . . . . . . . . . . .
        Miracle Mountain International Inc.. . . . . . . . . . . . . . . . .               --          120,000            --
     Acquisition of Chambre International, Inc.:
       Fair value of assets acquired.. . . . . . . . . . . . . . . . . . . .         $ (84,802)      $     --       $     --
       Fair value of covenant not to compete.. . . . . . . . . . . . . . . .           (20,000)            --             --
       Purchase price in excess of tangible assets acquired and
        covenant not to compete. . . . . . . . . . . . . . . . . . . . . . .          (179,325)            --             --
       Fair value of common stock issued.. . . . . . . . . . . . . . . . . .            84,000             --             --
       Liabilities assumed.. . . . . . . . . . . . . . . . . . . . . . . . .           148,787             --             --
                                                                                    -----------      ---------      ---------


                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


         Cash paid to purchase Chambre International, Inc... . . . . . . . .       $   (51,340)      $   --         $     --
                                                                                    -----------      ---------      ---------
       SNSI asset purchase:.
         Fair value of assets acquired.. . . . . . . . . . . . . . . . . . .       $   (84,063)      $   --         $     --
         Fair value of covenant not to compete.. . . . . . . . . . . . . . .          (500,000)          --               --
         Purchase price in excess of tangible assets acquired and
          covenant not to compete. . . . . . . . . . . . . . . . . . . . . .        (1,490,378)          --               --
         Fair value of common stock issued.. . . . . . . . . . . . . . . . .           800,000           --               --
                                                                                    -----------      ---------      ---------
         Cash paid to purchase SNSI assets.. . . . . . . . . . . . . . . . .       $(1,274,441)      $   --         $     --
                                                                                    -----------      ---------      ---------
                                                                                    -----------      ---------      ---------



11.  NOTES PAYABLE

     The Company has notes payable of $108,744 and $28,495 for the years ended December 31, 1997 and 1996, respectively. The current balance of the notes at December 31, 1997 and 1996 is $26,304 and $9,446, respectively. The notes were issued to acquire vehicles and equipment to be used by the Company and are collateralized by such vehicles and equipment for which the notes were issued to finance. These notes mature ranging from June 1998 to September 2002 with interest rates on the notes ranging from 9.5 percent to 12.1 percent. Payments of principal and interest are made on the notes monthly ranging from $300 to $928. Scheduled maturities for 1998 through 2002 are $26,304, $23,202, $25,727, $23,917 and $9,594,
     respectively.

12.  COMMITMENTS AND CONTINGENCIES

     RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales has been, and is expected to continue to be, dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented
     29.5 percent, 39.1 percent, and 31.5 percent of net sales for the years ended 1997, 1996 and 1995, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, the Company offers AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product).
     On April 10, 1996, the Food and Drug Administration ("FDA") issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for the Company's product). On June 4, 1997, the FDA proposed a regulation which will, if it becomes effective as proposed, significantly limit the ability of the Company to sell AM-300 and any other weight management products which contain ephedra or ephedrine.

     PRODUCT LIABILITY - The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, the Company has agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by the Company, and the Company has agreed to indemnify Chemins against claims arising from products manufactured by Chemins and marketed by the Company. The Company has not maintained any product liability insurance coverage. Although the Company has never had a product liability claim, such claims against the Company could result in material losses to the Company.

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

 13. SUBSEQUENT EVENTS

     On March 4, 1998, the Company announced that it intends to repurchase up to $1 million of the Common Stock in the open market for cash. In connection with such repurchase, the Company filed with the Securities and Exchange Commission pursuant to Section 13(e)(1) of the Securities Exchange Act of 1934, as amended, an Issuer Tender Offer Statement on March 4, 1998. As of March 24, 1998, the Company has repurchased $62,000 of the Common Stock. The additional number of shares of the Common Stock that may be purchased by the Company is not determinable as of March 24, 1998 and will depend upon a number of factors, including the market price of the Common Stock and the amount of funds utilized for repurchase on each date of repurchase.

     On March 11, 1998, the Company filed a Registration Statement, file number 333-47801, with the Securities and Exchange Commission pursuant to which the Company is seeking to register 5,000,000 stock purchase plan participation interests ("Participation Interests") in the Advantage Marketing Systems, Inc. Distributor Stock Purchase Plan (the "Plan"). The Participation Interests will be offered to the distributors of the Company's products and services ("Eligible Persons"). An Eligible Person electing to participate in the Plan (a "Participant") will be entitled through purchase of the Participation Interests to purchase in the open market through the Plan, shares of common stock, $.0001 par value per share (the "Common Stock"), previously issued by the Company. The Participation Interests are non-transferable; therefore, a market for the Participation Interests will not develop. The proceeds from sale of the Participation Interests will become the Participants' contributions to the Plan which will be used to purchase the Common Stock. Other than an annual service fee of $5.00 per Participant and a transaction fee of $1.25 per month, the Company will not receive any proceeds from the purchase of the Common Stock by the Plan. The offering price of each Participation Interest will be $1.00, and each Eligible Person will be required initially to purchase a minimum of twenty-five Participation Interests upon electing to participate in the Plan.


                                   *  *  *  *  *  *