Form 10QSB
period 1998-03-31
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 1998-05-15
CIK 841866

                                     FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1998

                                         OR

                  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended                    Commission File Number
          March 31, 1998                             33-80629

                         ADVANTAGE MARKETING SYSTEMS, INC.
               (Exact Name of Registrant as Specified in its Charter)

              Oklahoma                              73-1323256
   (State or Other Jurisdiction            (IRS Employer Identification
 of Incorporation or Organization)                    Number)

       2601 N.W. Expressway, Suite 1210W, Oklahoma City, Oklahoma  73112
      (Address of Principal Offices)                           (Zip Code)

                                   (405) 842-0131
                (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (I) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to
such filing requirements for the past 90 days.  Yes /X/      No / /

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                         4,249,383
Title of Class                               Number of Shares outstanding
                                                  at March 31, 1998

Exhibit Index appears on page 18.

                         ADVANTAGE MARKETING SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE THREE MONTHS ENDED MARCH 31, 1998

                         ADVANTAGE MARKETING SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                 Table of Contents
                                 -----------------

Part I - Financial Information

         Condensed Consolidated Balance Sheets. . . . . . . . . . . . . .  3

         Condensed Consolidated Statements of Income. . . . . . . . . . .  4

         Condensed Consolidated Statements of Cash Flows. . . . . . . . .  5

         Notes to Condensed Consolidated Financial Statements . . . . . .  6

         Management s Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . . . . . 13

Part II -Other Information. . . . . . . . . . . . . . . . . . . . . . . . 18

             CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," "expects," "may," "will," or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; the ability of the Company to implement its business and acquisition strategies; changes in the network marketing industry and changes in consumer preferences; competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness; acceptance of new product offerings; and changes in, or the failure to comply with, government regulations (especially food and drug laws and regulations); the ability of the Company to obtain financing for future acquisitions; and other factors.

Chambre-Registered Trademark-, Spark of Life-Registered Trademark-, Young at Heart-Registered Trademark-, Co-Clenz-Registered Trademark-, Stay 'N Shape-Registered Trademark- and Sine-eze-Registered Trademark- are registered trademarks of the Company, and Choc-Quilizer-TM- is a trademark of Tinos, L.L.C.

                     ADVANTAGE MARKETING SYSTEMS, INC.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 1998 AND DECEMBER 31, 1997
                                (UNAUDITED)

                                                          March 31,     December 31,
                            ASSETS                          1998            1997
                            ------                       -----------    ------------
  CURRENT ASSETS:
    Cash and cash equivalents. . . . . . . . . . .       $ 5,713,459    $ 5,775,276
    Receivables - net of allowance of $28,500 and
     $25,800, respectively . . . . . . . . . . . .           163,410        184,915
    Receivables from affiliates. . . . . . . . . .           125,371         14,124
    Commission advances. . . . . . . . . . . . . .            35,260         59,268
    Inventory. . . . . . . . . . . . . . . . . . .           761,649        812,125
    Deferred income taxes. . . . . . . . . . . . .            82,224         85,224
    Other assets . . . . . . . . . . . . . . . . .            75,041         68,432
                                                         -----------    ------------
                Total current assets . . . . . . .         6,956,414      6,999,364
  RECEIVABLES. . . . . . . . . . . . . . . . . . .            25,033         15,079
  RECEIVABLES FROM AFFILIATES. . . . . . . . . . .            36,945         40,656
  PROPERTY AND EQUIPMENT, Net. . . . . . . . . . .           768,929        695,896
  GOODWILL, Net. . . . . . . . . . . . . . . . . .         1,675,782      1,700,909
  COVENANTS NOT TO COMPETE, Net. . . . . . . . . .           501,681        518,791
  DEFERRED INCOME TAXES. . . . . . . . . . . . . .           272,511        354,693
  OTHER ASSETS . . . . . . . . . . . . . . . . . .           122,611         10,918
                                                         -----------    ------------
  TOTAL. . . . . . . . . . . . . . . . . . . . . .       $10,359,906    $10,336,306
                                                         -----------    ------------
                                                         -----------    ------------
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

  CURRENT LIABILITIES:
    Accounts payable . . . . . . . . . . . . . . .       $   273,823    $    202,220
    Accrued commissions and bonuses. . . . . . . .           219,419         325,077
    Accrued other expenses . . . . . . . . . . . .           195,961         183,921
    Notes payable. . . . . . . . . . . . . . . . .            24,776          26,304
    Capital lease obligations. . . . . . . . . . .           122,871         118,801
                                                         -----------    ------------
                Total current liabilities. . . . .           836,850         856,323
  LONG-TERM LIABILITIES:
    Notes payable. . . . . . . . . . . . . . . . .            76,862          82,440
    Capital lease obligations. . . . . . . . . . .           192,461         221,148
                                                         -----------    ------------
                 Total liabilities . . . . . . . .         1,106,173       1,159,911
                                                         -----------    ------------
  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY:
    Preferred stock - $.0001 par value; authorized
     5,000,000 shares; none issued . . . . . . . .                --              --
    Common stock - $.0001 par value; authorized
     495,000,000 shares; issued and outstanding
     4,249,383 and 4,249,383 shares, respectively                425             425
    Paid-in capital. . . . . . . . . . . . . . . .        10,180,109      10,180,109
    Notes receivable for exercise of options . . .           (74,000)        (74,000)
    Accumulated deficit. . . . . . . . . . . . . .          (790,921)       (930,139)
                                                         -----------    ------------
          Total capital and accumulated deficit. .         9,315,613       9,176,395
                                                         -----------    ------------
    Less cost of treasury stock (20,000
     shares, common) . . . . . . . . . . . . . . .           (61,880)             --
                                                         -----------    ------------
          Total stockholders' equity . . . . . . .         9,253,733       9,176,395
                                                         -----------    ------------
  TOTAL. . . . . . . . . . . . . . . . . . . . . .       $10,359,906     $10,336,306
                                                         -----------    ------------
                                                         -----------    ------------

            See notes to condensed consolidated financial statements.

                         ADVANTAGE MARKETING SYSTEMS, INC.
                                 AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE PERIODS ENDED MARCH 31, 1998 AND 1997
                                    (UNAUDITED)

                                                              Three Months Ended
                                                                  March 31,
                                                         --------------------------
                                                            1998            1997
                                                         ----------      ----------
  Net sales. . . . . . . . . . . . . . . . . . . .       $2,700,731      $2,048,771
  Cost of sales. . . . . . . . . . . . . . . . . .        1,689,820       1,464,828
                                                         ----------      ----------
      Gross profit . . . . . . . . . . . . . . . .        1,010,911         583,943
  Marketing, distribution and administrative
    expenses . . . . . . . . . . . . . . . . . . .          855,701         493,954
                                                         ----------      ----------
      Income from operations . . . . . . . . . . .          155,210          89,989

  Other income (expense):
  Interest, net. . . . . . . . . . . . . . . . . .           67,084          (4,176)
  Other income . . . . . . . . . . . . . . . . . .            2,106             652
                                                         ----------      ----------
      Total other income (expense) . . . . . . . .           69,190          (3,524)
                                                         ----------      ----------
  INCOME BEFORE TAXES. . . . . . . . . . . . . . .          224,400          86,465
  TAX EXPENSE. . . . . . . . . . . . . . . . . . .           85,182          32,822
                                                         ----------      ----------
  NET INCOME . . . . . . . . . . . . . . . . . . .       $  139,218      $   53,643
                                                         ----------      ----------
                                                         ----------      ----------
  Net income per common share. . . . . . . . . . .       $      .03      $      .02
                                                         ----------      ----------
                                                         ----------      ----------
  Net income per common share - assuming dilution.       $      .03      $      .02
                                                         ----------      ----------
                                                         ----------      ----------
  Weighted average common shares outstanding . . .        4,249,383       2,160,550
                                                         ----------      ----------
                                                         ----------      ----------
  Weighted average common shares outstanding -
   assuming dilution . . . . . . . . . . . . . . .        4,496,841       3,112,978
                                                         ----------      ----------
                                                         ----------      ----------

           See notes to condensed consolidated financial statements.

                            ADVANTAGE MARKETING SYSTEMS, INC.
                                    AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                       (UNAUDITED)

                                                                     March 31,        March 31,
                                                                       1998             1997
                                                                    ----------       ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income. . . . . . . . . . . . . . . . . . . . . . . . . .  $  139,218       $  53,643
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization. . . . . . . . . . . . . .      86,904          32,794
          Deferred taxes . . . . . . . . . . . . . . . . . . . . .      85,182          32,822
          Changes in assets and liabilities which (used)
            provided cash:
             Receivables and commission advances . . . . . . . . .      35,559          (36,302)
             Inventory . . . . . . . . . . . . . . . . . . . . . .      50,476          (23,459)
             Accounts payable and accrued expenses . . . . . . . .      66,456           45,410
                                                                    ----------        ---------
                Net cash provided by operating activities. . . . .     463,795          104,908
                                                                    ----------        ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment . . . . . . . . . . . . .    (113,309)              --
     Advances to affiliates. . . . . . . . . . . . . . . . . . . .    (110,963)            (751)
     Repayment of receivables from affiliates. . . . . . . . . . .       3,426            9,118
     Purchase of other assets. . . . . . . . . . . . . . . . . . .    (118,302)              --
                                                                    ----------        ---------
                Net cash (used in) provided by investing
                  activities . . . . . . . . . . . . . . . . . . .    (339,148)           8,367
                                                                    ----------        ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock. . . . . . . . . . . .          --          726,361
     Purchase of common stock. . . . . . . . . . . . . . . . . . .     (61,880)              --
     Payment of deferred offering costs. . . . . . . . . . . . . .     (88,471)        (147,228)
     Payment on notes payable. . . . . . . . . . . . . . . . . . .      (7,106)          (2,896)
     Principal payment on capital lease obligations. . . . . . . .     (29,007)         (16,278)
                                                                    ----------        ---------
                Net cash (used in) provided by financing
                  activities . . . . . . . . . . . . . . . . . . .    (186,464)         559,959
                                                                    ----------        ---------
  NET (DECREASE) INCREASE IN CASH. . . . . . . . . . . . . . . . .     (61,817)         673,234
  CASH AND CASH EQUIVALENTS, BEGINNING . . . . . . . . . . . . . .   5,775,276          169,568
                                                                    ----------        ---------
  CASH AND CASH EQUIVALENTS, ENDING. . . . . . . . . . . . . . . .  $5,713,459        $ 842,802
                                                                    ----------        ---------
                                                                    ----------        ---------
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest . . . . . . . . . . . .      10,666           3,674
  Cash paid during the period for income taxes . . . . . . . . . .          --              --
  Noncash financing and investing activities:
     Proceeds from offerings held in escrow by stock transfer
       agent . . . . . . . . . . . . . . . . . . . . . . . . . . .          --       1,464,032
     Property and equipment acquired by capital lease. . . . . . .       4,389              --
  Acquisition of Chambre' International, Inc.:
     Fair value of assets acquired . . . . . . . . . . . . . . . .          --         (63,985)
     Common stock issuance, advances and transaction
       costs . . . . . . . . . . . . . . . . . . . . . . . . . . .          --        (135,341)

           See notes to condensed consolidated financial statements.

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                    (UNAUDITED)

1.   UNAUDITED INTERIM FINANCIAL STATEMENTS

     The unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended December 31, 1997.

     The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 1998. Certain reclassifications have been made to prior period balances to conform with the presentation for the current period.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION-The condensed consolidated financial statements include the accounts of Advantage Marketing Systems, Inc. and its wholly owned subsidiaries, Miracle Mountain International, Inc. and Chambre' International, Inc. (the "Company"). All significant intercompany accounts have been eliminated.

     NATURE OF BUSINESS -The Company markets a product line of consumer oriented products in the weight management, dietary supplement and personal care categories that are produced by various manufacturers. The Company sells its product line through a network of full and part-time independent distributors developed by the Company.

     The Company also sells supplies and materials to its independent distributors.

     USE OF ESTIMATES -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION -Program revenue is recognized when products are shipped or services are rendered. Sales of training and promotional material to the sales force are recorded as revenue when the goods are shipped.

     SALES RETURNS -All of the Company's products include a customer satisfaction guarantee. Company products may be returned within 30 days of purchase for a full refund or credit toward the purchase of another Company product. The Company also has a buy-back policy where by it will repurchase products sold to an independent distributor (subject to a restocking fee) provided that the distributor resigns from the Company and returns the product within 12 months of original purchase in marketable condition. For the

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                    (UNAUDITED)

     three months ended March 31, 1998 and 1997, the cost of products returned to the Company is included in net sales and at each period was three percent of gross sales.

     CASH AND CASH EQUIVALENTS -Cash and cash equivalents consist of cash in banks and all short term investments with initial maturities of three months or less.

     INVENTORY -Inventory consists of consumer product inventory, and training and promotional material such as video tapes, cassette tapes and paper supplies held for sale to customers and independent distributors. Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out method.

     INTANGIBLES -Intangible assets consist of goodwill and covenants not to compete. Goodwill represents the excess of cost over the fair value of the net assets acquired pursuant to the Miracle Mountain International, Inc. ("MMI"), Chambre' International, Inc. ("CII") and Stay 'N Shape International, Inc. ("SNSI") acquisitions. The Company amortizes goodwill from the acquisition of MMI over seven years and from the acquisitions of CII and SNSI over twenty years. Covenants not to compete are being amortized over the life of the contracts. Goodwill amortization for the three months ended March 31, 1998 and 1997 was $25,127 and $5,750, respectively. Covenant amortization for the three months ended March 31, 1998 and 1997, was $17,110 and $4,184, respectively.

     PROPERTY AND EQUIPMENT -Property and equipment are stated at cost or, in the case of leased assets under capital leases, at the fair value of the leased property and equipment, less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets of three to seven years. Assets under capital leases and leasehold improvements are amortized over the lesser of the term of the lease or the life of the asset.

     LONG-LIVED ASSETS -Management of the Company assesses recoverability of its long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future cash flows generated by that asset.

     EARNINGS PER SHARE -In 1997, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, and has restated earnings per share for all periods presented in accordance with that Statement. Earnings per common share is computed based upon net income divided by the weighted average number of common shares outstanding during each period. Earnings per common share -assuming dilution is computed based upon net income divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. The following is a reconciliation of the common shares used in the calculations of earnings per common share and earnings per common share -assuming dilution:

                                                      Income            Shares          Per Share
                                                    (Numerator)      (Denominator)       Amount
                                                    -----------      -------------      ---------
  Weighted average common shares
    outstanding:
  For the three months ended March 31, 1998:
     Earnings per common share:
       Income available to common stockholders . .     $139,218         4,249,383           $.03
     Earnings per common share - assuming dilution:                                         ----

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                    (UNAUDITED)

        Options. . . . . . . . . . . . . . . . . .                        247,458
        Warrants . . . . . . . . . . . . . . . . .           --                --
                                                       --------         ---------
       Income available to common stockholders plus
        assumed conversions. . . . . . . . . . . .     $139,218         4,496,841           $.03
                                                       --------         ---------          -----
  For the three months ended March 31, 1997:
     Earnings per common share:. . . . . . . . . .
       Income available to common stockholders . .     $ 53,643         2,160,550           $.02
                                                       --------         ---------          -----
     Earnings per common share - assuming dilution:
        Options. . . . . . . . . . . . . . . . . .           --           927,866
        Warrants . . . . . . . . . . . . . . . . .           --            24,561
                                                       --------         ---------
       Income available to common stockholders
       plus assumed conversions. . . . . . . . . .     $ 53,643         3,112,978           $.02
                                                       --------         ---------          -----

     Options to purchase 481,708 shares of common stock ranging from $2.70 to $6.00 per share were outstanding at March 31, 1998 but were not included in the computation of earnings per common share -assuming dilution because the options' exercise price was greater than the average market price of the common shares during the period. There were no antidilutive options to purchase shares of common stock at March 31, 1997.

     Warrants to purchase 1,832,211 shares at $3.40 were outstanding at March 31, 1998, but were not included in the computation of earnings per common share -assuming dilution because the warrants' exercise price was greater than the average market price of the common shares during the period. There were no antidilutive warrants to purchase shares of common stock at March 31, 1997.

     RECENTLY ADOPTED ACCOUNTING STANDARDS -In February, 1997, the FASB issued SFAS No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. SFAS No. 129 establishes standards for disclosure of information regarding an entity's capital structure. The adoption of SFAS No. 129 in 1997 did not affect the Company's capital structure disclosures.

     In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. In addition, SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in the stockholders' equity section of the consolidated balance sheet. The Company adopted SFAS No. 130 on January 1, 1998 as required and has no items of other comprehensive income to disclose.

     Also in June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes reporting standards for public companies concerning annual and interim financial statements of their operating segments and related information. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker(s) in deciding how to allocate resources and assess performance. The Standard sets criteria for reporting disclosures about a company's products and services, geographic areas and major customers. The Company has only one segment, as that term is

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                    (UNAUDITED)

     defined in SFAS No. 131, therefore, the adoption of SFAS No. 131 in 1998 did not affect the Company's disclosures.

     INCOME TAXES -The Company uses an asset and liability approach to account for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. A valuation allowance is established if, in management's opinion, it is more likely than not that some portion of the deferred tax asset will not be realized.

3.   STOCKHOLDERS' EQUITY

     COMMON STOCK -On March 4, 1998, the Company announced that it intends to repurchase up to $1 million of the Common Stock in the open market for cash. In connection with such repurchase, the Company filed with the Securities and Exchange Commission pursuant to Section 13(e)(1) of the Securities Exchange Act of 1934, as amended, an Issuer Tender Offer Statement on March 4, 1998. As of March 31, 1998, the Company has repurchased 20,000 shares of the Common Stock. The additional number of shares of the Common Stock that may be purchased by the Company is not determinable as of March 31, 1998 and will depend upon a number of factors, including the market price of the Common Stock and the amount of funds utilized for repurchase on each date of repurchase.

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

     COMMON STOCK OPTIONS -The following table summarizes the Company's stock option activity for the three months ended March 31, 1998:

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                    (UNAUDITED)

                                                                         Weighted-
                                                                          Average
                                                                         Exercise
                                                            1998           Price
                                                          ---------      ---------
         Options outstanding,
             beginning of period. . . . . . . . . . . . . 1,439,583        $2.28
         Options granted,
             during the period. . . . . . . . . . . . . .        --
                                                          ---------
         Options outstanding,
            end of period . . . . . . . . . . . . . . . . 1,439,583        $2.28
                                                          ---------
                                                          ---------

                              Options Outstanding                Options Exercisable
                   ---------------------------------------    -------------------------
                                   Weighted-
                                    Average      Weighted-                   Weighted-
                     Number        Remaining      Average       Number        Average
   Range of        Outstanding    Contractual    Exercise     Exercisable    Exercise
Exercise Prices     at 3/31/98       Life          Price       at 3/31/98      Price
---------------    -----------    -----------    --------     -----------    ---------
  $1.60 - 2.70      1,309,583      4.9 years       $2.14        963,233        $1.94
  $3.60 - 6.00        130,000      2.5 years       $3.69        130,000        $3.69
                    ---------                                 ---------
  $1.60 - 6.00      1,439,583                                 1,093,233
                    ---------                                 ---------
                    ---------                                 ---------

     COMMON STOCK WARRANTS -The following table summarizes the Company's common stock warrants and their activity for the three months ended March 31, 1998:

                                                               Warrants
                                                              Issued and     Exercise
                                                              Outstanding     Price     Exercise Period
                                                              -----------    --------   ---------------
  MARCH 31, 1998:
      1997-A Warrants, beginning of period . . . . . . . . . .   337,211      $3.40      1/31/97 - 11/06/02
      1997-A Warrants issued during the period . . . . . . . .        --
                                                               ---------
      1997-A Warrants, end of period . . . . . . . . . . . . .   337,211
                                                               ---------
                                                               ---------
      Redeemable Common Stock Purchase Warrants,
         beginning of period . . . . . . . . . . . . . . . . . 1,495,000      $3.40     11/06/97 - 11/06/02
      Redeemable Common Stock Purchase Warrants,
         issued during the period. . . . . . . . . . . . . . .        --
                                                               ---------
      Redeemable Common Stock Purchase Warrants,
         end of period . . . . . . . . . . . . . . . . . . . . 1,495,000
                                                               ---------
                                                               ---------

     Each warrant entitles the holder to purchase one share of common stock. As of January 8, 1998, the Company reduced the exercise price of the 1997-A Warrants from $12.00 to $3.40 and extended the exercise period from January 31, 1999 to November 6, 2002.

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                    (UNAUDITED)

4.   STOCK OPTION PLAN

     During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for grant can consist of (I) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors, and consultants. Nonemployee directors are excluded from Plan participation. The option price for shares of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options shall be exercisable within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. During the year ended December 31, 1997, the Company granted 173,850 net options under the Plan. No stock appreciation rights are attached to any options outstanding. At March 31, 1998, the Company had 1,439,583 stock options outstanding of which only 173,850 had been issued pursuant to this plan.

5.   COMMITMENTS AND CONTINGENCIES

     RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales has been, and is expected to continue to be, dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented
     37.8 percent and 32.7 percent of net sales for the three months ended March 31, 1998 and 1997, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, the Company offers AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration ("FDA") issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for the Company's product). On June 4, 1997, the FDA proposed a regulation which will, if it becomes effective as proposed, significantly limit the ability of the Company to sell AM-300 and any other weight management products which contain ephedra or ephedrine.

     PRODUCT LIABILITY -The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, the Company has agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by the Company, and the Company has agreed to indemnify Chemins against claims arising from products manufactured by Chemins and marketed by the Company. Historically, the Company has relied upon its manufacturer's product liability insurance for coverage. The Company recently obtained product liability insurance coverage in its own name. The limits of this coverage are $4,000,000 per occurrence and $5,000,000

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                    (UNAUDITED)

     aggregate. Although the Company has never had a product liability claim, such claims against the Company could result in material losses to the Company.

6.   RELATED PARTY TRANSACTION

     During the first quarter of 1998, the Company agreed to loan John W. Hail, the Chief Executive Officer and a major shareholder of the Company, up to $250,000. The loan is secured, bears interest at eight percent per annum and is due on March 31, 1999. As of March 31, 1998, the balance due on this loan was $110,963 plus interest. The Company believes that the terms of the loan are comparable with those that could have been obtained from an unaffiliated lender and the loan was unanimously approved by the Company's board of directors.

7.   PENDING REGISTRATION STATEMENT

     On March 11, 1998, the Company filed a Registration Statement, file number 333-47801, with the Securities and Exchange Commission pursuant to which the Company is seeking to register 5,000,000 stock purchase plan participation interests ("Participation Interests") in the Advantage Marketing Systems, Inc. Distributor Stock Purchase Plan (the "Plan"). The Participation Interests will be offered to the distributors of the Company's products and services ("Eligible Persons"). An Eligible Person electing to participate in the Plan (a "Participant") will be entitled through purchase of the Participation Interests to purchase in the open market through the Plan, shares of common stock, $.0001 par value per share (the "Common Stock"), previously issued by the Company. The Participation Interests are non-transferable; therefore, a market for the Participation Interests will not develop. The proceeds from sale of the Participation Interests will become the Participants' contributions to the Plan which will be used to purchase the Common Stock. Other than an annual service fee of $5.00 per Participant and a transaction fee of $1.25 per month, the Company will not receive any proceeds from the purchase of the Common Stock by the Plan. The offering price of each Participation Interest will be $1.00, and each Eligible Person will be required initially to purchase a minimum of twenty-five Participation Interests upon electing to participate in the Plan. As of March 31, 1998, the registration statement has not yet been declared effective.

                                   *  *  *  *  *  *

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's business over the last three years has been significantly affected by the recently completed MMI Acquisition, the CII Acquisition and the SNSI Asset Purchase. As a result of these acquisitions, the Company acquired 6,790 distributors and added 114 products to its product line.

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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, selected results of operations for the three months ended March 31, 1998 and 1997, which are derived from the unaudited consolidated financial statements of the Company. The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                            For the Three Months Ended March 31,
                                          ------------------------------------------
                                                  1998                 1997
                                          --------------------   -------------------
                                            Amount     Percent     Amount    Percent
                                          ----------   -------   ----------  -------
  Net sales. . . . . . . . . . . . . .    $2,700,731    100.0%   $2,048,771   100.0%
  Cost of sales. . . . . . . . . . . .     1,689,820     62.6     1,464,828    71.5
                                          ----------    -----    ----------   -----
      Gross profit . . . . . . . . . .     1,010,911     37.4       583,943    28.5
  Marketing, distribution and
     administrative expenses . . . . .       855,701     31.7       493,954    24.1
                                          ----------    -----    ----------   -----
     Income from operations. . . . . .       155,210      5.7        89,989     4.4


  Other income (expense):. . . . . . .
  Interest, net. . . . . . . . . . . .        67,084      2.5        (4,176)    (.2)
  Other income . . . . . . . . . . . .         2,106       .1           652      .0
                                          ----------    -----    ----------   -----
     Total other income (expense). . .        69,190      2.6        (3,524)     .2
                                          ----------    -----    ----------   -----
  Income before income taxes . . . . .       224,400      8.3        86,465     4.2
  Tax expense. . . . . . . . . . . . .        85,182      3.2        32,822     1.6
                                          ----------    -----    ----------   -----
  Net income . . . . . . . . . . . . .    $  139,218      5.2%   $   53,643     2.6%
                                          ----------    -----    ----------   -----
                                          ----------    -----    ----------   -----

The following table sets forth, as a percentage of net sales, selected cost of sales detail for the three months ended March 31, 1998 and 1997, which are derived from the unaudited consolidated financial statements of the Company.

                                            For the Three Months Ended March 31,
                                          ------------------------------------------
                                                  1998                 1997
                                          --------------------   -------------------
                                            Amount     Percent     Amount    Percent
                                          ----------   -------   ----------  -------
  Commissions and bonuses. . . . . . .    $1,077,191     39.9%   $1,006,310    49.1%
  Cost of products . . . . . . . . . .       526,263     19.5       385,122    18.8
  Cost of shipping . . . . . . . . . .        86,366      3.2        73,396     3.6
                                          ----------    -----    ----------   -----
      Cost of sales. . . . . . . . . .    $1,689,820     62.6%   $1,464,828    71.5%
                                          ----------    -----    ----------   -----
                                          ----------    -----    ----------   -----

During 1998 and 1997, the Company experienced increases in net sales compared to the preceding year. The increases were principally the result of expansion of the Company's network of independent distributors and additions to the Company's product line within the weight management, dietary supplement and personal care categories. The Company expects to continue to expand its network of independent distributors, which may result in increased sales volume. However, there is no assurance that increased sales volume will be achieved through expansion of the Company's network of independent distributors, or that, if sales volume increases, the Company will realize increased profitability.

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

Net sales during the three months ended March 31, 1998, increased by $651,960, or 31.8 percent, to $2,700,731 from $2,048,771 during the three months ended March 31, 1997. The increase was principally attributable to expansion of the Company's network of independent distributors and increased sales of the Company's weight management, dietary supplement and personal care products. Through the CII Acquisition (which was consummated on January 31, 1997) and the SNSI Asset Purchase (which was consummated on April 16,
1997), the Company added 113 products to its product line and acquired 5,100 distributors. The distributors acquired in connection with the CII Acquisition and the SNSI Asset Purchase contributed $281,025 to the increase between the two periods. During the three months ended March 31, 1998, the Company made aggregate net sales of $2,672,901 to 11,774 distributors, compared to aggregate net sales during the same period in 1997 of $2,017,105 to 7,549 distributors. At March 31, 1998, the Company had 25,300 "active" distributors compared to 16,200 at March 31, 1997. A distributor is considered to be "active" if he or she has made a product purchase of $50 or more from the Company within the previous 12 months. Sales per distributor per month decreased from $89 to $76 for the three months ended March 31, 1998, compared to the same period in 1997.

Cost of sales during the three months ended March 31, 1998, increased by $224,992, or 15.4 percent, to $1,689,820 from $1,464,828 during the same period in 1997. This increase was attributable to an increase of (i) $70,881 in distributor bonuses due to the increased level of sales, (ii) $141,141 in the cost of products sold due to the increased level of sales, and (iii) $12,970 in shipping costs due to the increased level of sales. Total cost of sales, as a percentage of net sales, decreased to 62.6 percent during the three months ended March 31, 1998, from 71.5 percent during the same period in 1997 due to a decrease in distributor bonuses as a percentage of net sales to 39.9 percent from 49.1 percent, an increase in cost of products sold to
19.5 percent of net sales from 18.8
percent, and a decrease in cost of shipping to 3.2 percent of net sales from
3.6 percent. During the three months ended March 31, 1997, the Company offered significantly greater special promotions to distributors to increase sales and their income, which resulted in increased distributor bonuses compared to the three months ended March 31, 1998. During periods of growth, it is anticipated that the Company will from time to time offer promotions to distributors to increase sales and their income, which if successful will result in increases in distributor bonuses and temporary increases in cost of sales.

The Company's gross profit increased $426,968, or 73.1 percent, to $1,010,911 for the three months ended March 31, 1998 from $583,943 for the same period in 1997. The gross profit increased as a percentage of net sales to 37.4 percent of net sales from 28.5 percent. The increase in the Company's gross profit margin resulted from the decrease in cost of sales as a percentage of net sales.

Marketing, distribution and administrative expenses increased $361,747, or
73.2 percent, to $855,701 during the three months ended March 31, 1998, from $493,954 during the same period in 1997. This increase was attributable to expansion of the Company's administrative infra-structure necessary to support increased levels of sales. Payroll and employee costs increased by $120,440 during the three months ended March 31, 1998, as compared to the same period in 1997, due to the increase in full-time employees to 37 during the first quarter of 1998, from 30 during the first quarter of 1997. The balance of the increase in marketing, distribution and administrative expenses resulted from the higher level of activity and corresponding increases in variable costs, such as postage, telephone, and supplies.

Income before taxes increased $137,935, or 159.5 percent, to $224,400 during the three months ended March 31, 1998, from $86,465 during the same period in 1997. Income before taxes as a percentage of net sales increased to 8.3 percent during the three months ended March 31, 1998, from 4.2 percent during the same period in 1997, primarily as a result of the increase in the Company's gross profit margin. Income taxes during the three months ended March 31, 1998 and 1997 were $85,182 and $32,822, respectively.

Net income increased $85,575, or 159.5 percent, to $139,218 during the three months ended March 31, 1998, from $53,643 during the same period in 1997. This increase in net income was primarily the result of the increase in the Company's gross profit margin. Net income as a percentage of net sales increased to 5.2 percent during the three months ended March 31, 1998, from
2.6 percent during the same period in 1997.

SEASONALITY

No pattern of seasonal fluctuations exists due to the growth patterns that the Company is currently experiencing. However, there can be no assurance that the Company will not become subject to seasonal fluctuations in operations.


YEAR 2000 COMPUTER SYSTEM COMPLIANCE

The Company has numerous computer systems which were developed employing six digit data structures. Where date logic requires the year 2000 or beyond, such data structures may produce inaccurate results. Management has implemented a program to comply with year 2000 requirements on a system-by-system basis. The program includes extensive systems testing and is expected to be completed during 1998, at which time management believes the Company's computer systems will be year 2000 compliant. A failure of the Company to ensure that its computer systems are year 2000 compliant could have a material adverse effect on the Company's operations. The Company estimates that the total cost of its program to make the Company's computer systems year 2000 compliant is less than $25,000. The Company is in the process of contacting its major suppliers to determine if their systems will be year 2000 compliant on a timely basis.

LIQUIDITY AND CAPITAL RESOURCES

Prior to completion of the offerings described below, the Company's primary source of liquidity was net cash provided by operating activities and stockholder loans. The Company does not have any significant outside debt-based liquidity sources.

At March 31, 1998, the Company had working capital of $6,119,564, compared to $6,143,041 at December 31, 1997. Management believes that its cash and cash equivalents and cash flows from operations will be sufficient to fund its working capital needs over the next 12 months. During the three months ended March 31, 1998, net cash provided by operating activities was $463,795, net cash used in investing activities was $339,148, and net cash used in financing activities was $186,464. This represented an average monthly positive cash flow from operating activities of $154,598. The Company had a net decrease in cash during this period of $61,817. The Company's working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses and the repurchase of common stock.

On March 4, 1998, the Company announced that it intends to repurchase up to $1 million of the Common Stock in the open market for cash. In connection with such repurchase, the Company filed with the Securities and Exchange Commission pursuant to Section 13(e)(1) of the Securities Exchange Act of 1934, as amended, an Issuer Tender Offer Statement on March 4, 1998. As of March 31, 1998, the Company had repurchased 20,000 shares of the Common Stock. The additional number of shares of the Common Stock that may be purchased by the Company is not determinable as of March 31, 1998 and will depend upon a number of factors, including the market price of the Common Stock and the amount of funds utilized for repurchase on each date of repurchase.

During the first quarter of 1998, the Company agreed to loan John W. Hail, the Chief Executive Officer and a major shareholder of the Company, up to $250,000. The loan is secured, bears interest at eight percent per annum and is due on March 31, 1999. As of March 31, 1998, the balance due on this loan was $110,963 plus interest. The Company believes that the terms of the loan are comparable with those that could have been obtained from an unaffiliated lender and the loan was unanimously approved by the Company's board of directors.

The Company made non-interest bearing advances to the John Hail Agency, Inc. ("JHA"), a company controlled by the Chief Executive Officer of $22,000 and $87,684 during the years ended December 31, 1996 and 1995, respectively. During the years ended December 31, 1997 and 1996, JHA made repayments to the
Company of $13,042 and $6,141 respectively.   Effective June 30, 1996, the
Company adopted a policy to not make any further advances to JHA, and JHA executed a promissory note payable to the Company with a principal balance of $73,964, bearing interest at eight percent per annum and payable in 60 installments of $1,499 per month. The remaining principal balance of the note at March 31, 1998 is $51,354.

On November 12, 1997, the Company sold 1,495,000 shares of Common Stock and 1,495,000 Redeemable Common Stock Purchase Warrants in units consisting of one share of Common Stock and one Redeemable Common Stock Purchase Warrant from which the Company received proceeds of $6,050,000. Accumulated offering costs of approximately $720,000 were charged against the proceeds of the offering. The Redeemable Common Stock Purchase Warrants are exercisable to purchase one share of common stock for $3.40 on or before November 6, 2002.

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

                            PART II.  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
        None

Item 2. CHANGES IN SECURITIES
        None

Item 3. DEFAULTS IN SECURITIES
        None

Item 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
        None

Item 5. OTHER INFORMATION
        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        None

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REGISTRANT:
                                       ADVANTAGE MARKETING SYSTEMS, INC.

Date: May 13, 1998                     By: /S/ ROGER P. BARESEL
                                           ------------------------------------
                                               Roger P. Baresel, President,
                                               Chief Financial and Accounting
                                               Officer