Form 10QSB
period 1998-06-30
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 1998-08-14
CIK 841866

                                 FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   June 30, 1998
                                               ---------------
                                      OR

           (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                  Commission File Number
  June 30, 1998                                          33-80629
------------------                                 ----------------------

                      ADVANTAGE MARKETING SYSTEMS, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Oklahoma                                   73-1323256
    ---------------------------              ----------------------------------
   (State or Other Jurisdiction             (IRS Employer Identification Number)
 of Incorporation or Organization)

   2601 N.W. Expressway, Suite 1210W, Oklahoma City, Oklahoma       73112
   ----------------------------------------------------------------------------
                (Address of Principal Offices)                    (Zip Code)

                                 (405) 842-0131
   ----------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to
such filing requirements for the past 90 days.     Yes  X      No
                                                       ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 Par Value                        4,183,383
------------------------------              ----------------------------
Title of Class                              Number of Shares outstanding
                                                   at June 30, 1998
Exhibit Index appears on page 21.
                              ---

                      ADVANTAGE MARKETING SYSTEMS, INC.
                       QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE THREE MONTHS ENDED JUNE 30, 1998


                              TABLE OF CONTENTS


 Part I  - Financial Information

           Condensed Consolidated Balance Sheets ........................   3

           Condensed Consolidated Statements of Income ..................   4

           Condensed Consolidated Statements of Cash Flows ..............   5

           Notes to Condensed Consolidated Financial Statements .........   7

           Management's Discussion and Analysis of Financial

           Condition and Results of Operations ..........................  14

 Part II - Other Information ............................................  21



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

Chambre-Registered Trademark-, Spark of Life-Registered Trademark-, Young at Heart-Registered Trademark-, Co-Clenz-Registered Trademark-, Stay 'N Shape-Registered Trademark-, Sine-eze-Registered Trademark- and
ToppFast-Registered Trademark- are registered trademarks of the Company, and Choc-Quilizer-TM- is a trademark of Tinos, L.L.C.

                      ADVANTAGE MARKETING SYSTEMS, INC.
                               AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1998 AND DECEMBER 31, 1997
                                 (UNAUDITED)

                                                         JUNE 30,    DECEMBER 31,
                        ASSETS                             1998          1997
                        ------                           --------    ------------
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . .    $ 5,627,220    $ 5,775,276
  Receivables - net of allowance of $31,200 and
    $25,800, respectively. . . . . . . . . . . . .        193,510        184,915
  Receivable from affiliate. . . . . . . . . . . .        305,811         14,124
  Commission advances. . . . . . . . . . . . . . .         10,404         59,268
  Inventory. . . . . . . . . . . . . . . . . . . .        740,295        812,125
  Deferred income taxes. . . . . . . . . . . . . .         79,224         85,224
  Other assets . . . . . . . . . . . . . . . . . .        108,239         68,432
                                                      -----------    -----------
              Total current assets . . . . . . . .      7,064,703      6,999,364
RECEIVABLES. . . . . . . . . . . . . . . . . . . .         66,104         15,079
RECEIVABLE FROM AFFILIATE. . . . . . . . . . . . .             --         40,656
PROPERTY AND EQUIPMENT, Net. . . . . . . . . . . .        882,267        695,896
GOODWILL, Net. . . . . . . . . . . . . . . . . . .      1,650,655      1,700,909
COVENANTS NOT TO COMPETE, Net. . . . . . . . . . .        484,572        518,791
DEFERRED INCOME TAXES. . . . . . . . . . . . . . .        167,642        354,693
OTHER ASSETS . . . . . . . . . . . . . . . . . . .        118,452         10,918
                                                      -----------    -----------
TOTAL. . . . . . . . . . . . . . . . . . . . . . .    $10,434,395    $10,336,306
                                                      -----------    -----------
                                                      -----------    -----------

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . .    $   405,636    $   202,220
  Accrued commissions and bonuses. . . . . . . . .        329,492        325,077
  Accrued other expenses . . . . . . . . . . . . .         97,078        183,921
  Notes payable. . . . . . . . . . . . . . . . . .         23,987         26,304
  Capital lease obligations. . . . . . . . . . . .         98,443        118,801
                                                      -----------    -----------
              Total current liabilities. . . . . .        954,636        856,323
LONG-TERM LIABILITIES:
  Notes payable. . . . . . . . . . . . . . . . . .         87,446         82,440
  Capital lease obligations. . . . . . . . . . . .        144,823        221,148
                                                      -----------    -----------
              Total liabilities  . . . . . . . . .      1,186,905      1,159,911
                                                      -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY:
  Preferred stock - $.0001 par value; authorized
  5,000,000 shares; none issued. . . . . . . . . .           --             --
  Common stock - $.0001 par value; authorized
   495,000,000 shares; issued 4,261,883 and
   4,249,383 shares, respectively  . . . . . . . .            426            425
  Paid-in capital. . . . . . . . . . . . . . . . .     10,180,109     10,180,109
  Notes receivable for exercise of options . . . .        (74,000)       (74,000)
  Accumulated deficit. . . . . . . . . . . . . . .       (615,372)      (930,139)
                                                      -----------    -----------
              Total capital and accumulated
                deficit. . . . . . . . . . . . . .      9,491,163      9,176,395
  Less cost of treasury stock (78,500 shares,
    common). . . . . . . . . . . . . . . . . . . .       (243,673)          --
                                                      -----------    -----------
              Total stockholders' equity . . . . .      9,247,490      9,176,395
                                                      -----------    -----------
TOTAL. . . . . . . . . . . . . . . . . . . . . . .    $10,434,395    $10,336,306
                                                      -----------    -----------
                                                      -----------    -----------

          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      ADVANTAGE MARKETING SYSTEMS, INC.
                               AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE PERIODS ENDED JUNE 30, 1998 AND 1997
                                 (UNAUDITED)

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                       -------------------------     ------------------------
                                                           1998           1997          1998          1997
                                                       ----------     ----------     ----------    ----------
Net sales. . . . . . . . . . . . . . . . . . . . .     $3,169,292     $2,696,645     $5,870,023    $4,745,416
Cost of sales. . . . . . . . . . . . . . . . . . .      2,101,416      1,950,258      3,791,236     3,415,086
                                                       ----------     ----------     ----------    ----------
    Gross profit . . . . . . . . . . . . . . . . .      1,067,876        746,387      2,078,787     1,330,330
Marketing, distribution and administrative
 expenses  . . . . . . . . . . . . . . . . . . . .        895,224        645,185      1,750,924     1,139,139
                                                       ----------     ----------     ----------    ----------
    Income from operations . . . . . . . . . . . .        172,652        101,202        327,863       191,191
Other income:
Interest, net. . . . . . . . . . . . . . . . . . .         72,152          5,183        139,236         1,007
Other income . . . . . . . . . . . . . . . . . . .         38,614          3,463         40,720         4,115
                                                       ----------     ----------     ----------    ----------
    Total other income . . . . . . . . . . . . . .        110,766          8,646        179,956         5,122
                                                       ----------     ----------     ----------    ----------
INCOME BEFORE TAXES. . . . . . . . . . . . . . . .        283,418        109,848        507,819       196,313
TAX EXPENSE. . . . . . . . . . . . . . . . . . . .        107,868         41,698        193,051        74,520
                                                       ----------     ----------     ----------    ----------
NET INCOME . . . . . . . . . . . . . . . . . . . .     $  175,550     $   68,150     $  314,768    $  121,793
                                                       ----------     ----------     ----------    ----------
                                                       ----------     ----------     ----------    ----------
Net income per common share. . . . . . . . . . . .     $      .04     $      .03     $      .07    $      .05
                                                       ----------     ----------     ----------    ----------
                                                       ----------     ----------     ----------    ----------
Net income per common share - assuming dilution. .     $      .04     $      .02     $      .07    $      .04
                                                       ----------     ----------     ----------    ----------
                                                       ----------     ----------     ----------    ----------
Weighted average common shares outstanding . . . .      4,188,509      2,390,692      4,217,894     2,390,692
                                                       ----------     ----------     ----------    ----------
                                                       ----------     ----------     ----------    ----------
Weighted average common shares outstanding -
 assuming dilution . . . . . . . . . . . . . . . .      4,718,210     3,395,362       4,596,763     3,357,545
                                                       ----------     ----------     ----------    ----------
                                                       ----------     ----------     ----------    ----------

         SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (UNAUDITED)

                                                        JUNE 30,      JUNE 30,
                                                          1998          1997
                                                       ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income. . . . . . . . . . . . . . . . . . .     $  314,768    $   121,793
   Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
        Depreciation and amortization. . . . . . .        176,025         94,839
        Deferred taxes . . . . . . . . . . . . . .        193,051         72,521
        Gain on sale of other assets . . . . . . .        (35,920)            --
        Changes in assets and liabilities which
         provided (used) cash:
           Receivables and commission advances . .        (10,756)      (126,340)
           Inventory . . . . . . . . . . . . . . .         71,830       (317,416)
           Accounts payable and accrued expenses .        209,458        (21,321)
                                                       ----------    -----------
                Net cash provided by (used in)
                 operating activities. . . . . . .        918,456       (175,924)
                                                       ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment . . . . . .       (277,922)       (83,531)
   Purchase of Chambre' International, Inc.. . . .             --        (51,340)
   Purchase of assets pursuant to SNSI Asset
    Purchase . . . . . . . . . . . . . . . . . . .             --     (1,274,441)
   Advances to affiliate . . . . . . . . . . . . .       (305,811)            --
   Repayment of receivable from affiliate. . . . .         54,780          6,390
   Purchase of other assets. . . . . . . . . . . .       (100,498)       (72,940)
                                                       ----------    -----------
                 Net cash used in investing
                  activities . . . . . . . . . . .       (629,451)    (1,475,862)
                                                       ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock. . . . .             --      2,234,357
   Proceeds from notes payable . . . . . . . . . .         37,727         40,980
   Purchase of treasury stock. . . . . . . . . . .       (243,673)            --
   Payment of deferred offering costs. . . . . . .        (89,627)      (133,862)
   Principal payment on notes payable. . . . . . .        (40,416)        (5,398)
   Principal payment on capital lease obligations.       (101,072)       (42,219)
                                                       ----------    -----------
                 Net cash (used in) provided by
                  financing activities . . . . . .       (437,061)     2,093,858
                                                       ----------    -----------

NET (DECREASE) INCREASE IN CASH. . . . . . . . . .       (148,056)       442,072
CASH AND CASH EQUIVALENTS, BEGINNING . . . . . . .      5,775,276        169,569
                                                       ----------    -----------
CASH AND CASH EQUIVALENTS, ENDING. . . . . . . . .     $5,627,220    $   611,641
                                                       ----------    -----------
                                                       ----------    -----------
                                                                     (Continued)

              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (UNAUDITED)

                                                          JUNE 30,     JUNE 30,
                                                            1998        1997
                                                          --------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest . . . . .        $19,691    $    11,688
Cash paid during the period for income taxes . . .             --          1,999
Noncash financing and investing activities:
   Property and equipment acquired by capital
    lease. . . . . . . . . . . . . . . . . . . . .          4,389         69,094
SNSI Asset Purchase:
   Fair value of assets acquired . . . . . . . . .             --        (84,063)
   Fair value of covenant not to compete . . . . .             --       (500,000)
   Purchase price in excess of tangible assets
    acquired and covenant not to compete . . . . .             --     (1,490,378)
   Fair value of common stock issuance . . . . . .             --        800,000
                                                          --------   -----------
   Cash paid to purchase SNSI assets.. . . . . . .        $    --    $(1,274,441)
                                                          --------   -----------
                                                          --------   -----------
Acquisition of Chambre' International, Inc.:
   Fair value of assets acquired . . . . . . . . .             --        (84,802)
   Fair value of covenant not to compete . . . . .             --        (20,000)
   Purchase price in excess of tangible assets
    acquired and covenant not to compete . . . . .             --       (179,325)
   Fair value of common stock issuance . . . . . .             --         84,000
   Liabilities assumed . . . . . . . . . . . . . .             --        148,787
                                                          --------   -----------
   Cash paid to purchase Chambre' International,
     Inc.  . . . . . . . . . . . . . . . . . . . .        $    --    $   (51,340)
                                                          --------   -----------
                                                          --------   -----------
                                                                    (Concluded)

              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      ADVANTAGE MARKETING SYSTEMS, INC.
                               AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION- The condensed consolidated financial statements include the accounts of Advantage Marketing Systems, Inc. and its wholly owned subsidiaries, Miracle Mountain International, Inc. and Chambre' International, Inc. (the "Company"). All significant intercompany accounts have been eliminated.

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

     REVENUE RECOGNITION - The Company recognizes revenue upon shipment of products, training aids and promotional material to the independent distributors.

     SALES RETURNS - All of the Company's products include a customer satisfaction guarantee. Company products may be returned within 30 days of purchase for a full refund or credit toward the purchase of another Company product. The Company also has a buy-back policy where by it will repurchase products sold to an independent distributor (subject to a restocking fee) provided that the distributor resigns from the Company and returns the product within 12 months of original purchase in marketable condition. For the

                      ADVANTAGE MARKETING SYSTEMS, INC.
                               AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (UNAUDITED)

     three months ended June 30, 1998 and 1997 and the six months ended June 30 1998 and 1997, the cost of products returned to the Company is included in net sales and at each period was two percent, four percent, three percent and three percent of gross sales, respectively.

     ADVERTISING - The Company expenses advertising related to the Company as incurred. Total advertising expense for the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997 was $5,596, $4,347, $7,112 and 14,531, respectively.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of cash in banks and all short-term investments with initial maturities of three months or less.

     INVENTORY - Inventory consists of consumer product inventory, and training and promotional material such as video tapes, cassette tapes and paper supplies held for sale to customers and independent distributors. Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out method.

     INTANGIBLES - Intangible assets consist of goodwill and covenants not to compete. Goodwill represents the excess of cost over the fair value of the net assets acquired pursuant to the Miracle Mountain International, Inc. ("MMI"), Chambre' International, Inc. ("CII") and Stay 'N Shape International, Inc. ("SNSI") acquisitions. The Company amortizes goodwill from the acquisition of MMI over seven years and from the acquisitions of CII and SNSI over twenty years. Covenants not to compete are being amortized over the life of the contracts. Goodwill amortization for the three months ended June 30, 1998 and 1997 was $25,127 and $22,022, respectively. Goodwill amortization for the six months ended June 30, 1998 and 1997 was $50,254 and $27,772, respectively. Covenant amortization for the three months ended June 30, 1998 and 1997, was $15,110 and $15,027, respectively. Covenant amortization for the six months ended June 30, 1998 and 1997, was $32,220 and $19,211, respectively.

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

     LONG-LIVED ASSETS - Management of the Company assesses recoverability of its long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through undiscounted future cash flows generated by that asset.

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

                       ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (UNAUDITED)

     following is a reconciliation of the common shares used in the calculations of earnings per common share and earnings per common share - assuming dilution:

                                                          INCOME         SHARES       PER SHARE
                                                        (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                        -----------   -------------   ---------
Weighted average common shares outstanding:
For the three months ended June 30, 1998:
   Earnings per common share:
      Income available to common stockholders . . .       $175,550      4,188,509        $.04
                                                                                         ----
   Earnings per common share - assuming dilution:
    Options . . . . . . . . . . . . . . . . . . . .             --        529,701
                                                          --------      ---------
      Income available to common stockholders
       plus assumed conversions . . . . . . . . . .       $175,550      4,718,210        $.04
                                                          --------      ---------        ----

For the three months ended June 30, 1997:
   Earnings per common share:
      Income available to common stockholders . . .       $ 68,150      2,390,692        $.03
                                                                                         ----
   Earnings per common share - assuming dilution:
      Options . . . . . . . . . . . . . . . . . . .             --        978,456
      Warrants. . . . . . . . . . . . . . . . . . .             --         26,214
                                                          --------      ---------
      Income available to common stockholders
       plus assumed conversions . . . . . . . . . .       $ 68,150      3,395,362        $.02
                                                          --------      ---------        ----
Weighted average common shares outstanding: . . . .
For the six months ended June 30, 1998:
   Earnings per common share:
      Income available to common stockholders . . .       $314,768      4,217,894        $.07
                                                                                         ----
   Earnings per common share - assuming dilution:
      Options . . . . . . . . . . . . . . . . . . .             --        378,869
                                                          --------      ---------
      Income available to common stockholders
       plus assumed conversions . . . . . . . . . .       $314,768      4,596,763        $.07
                                                          --------      ---------        ----
For the six months ended June 30, 1997:
   Earnings per common share:
      Income available to common stockholders . . .       $121,793      2,390,692        $.05
                                                                                         ----
   Earnings per common share - assuming dilution:
      Options . . . . . . . . . . . . . . . . . . .             --        948,526
      Warrants. . . . . . . . . . . . . . . . . . .             --         18,327
                                                          --------      ---------
   Income available to common stockholders
    plus assumed conversions. . . . . . . . . . . .       $121,793      3,357,545        $.04
                                                          --------      ---------        ----

                       ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (UNAUDITED)

     Options to purchase 130,000 shares of common stock ranging from $3.60 to $6.00 per share were outstanding at June 30, 1998 but were not included in the computation of earnings per common share - assuming dilution because the options' exercise price was greater than the average market price of the common shares during the period. There were no antidilutive options to purchase shares of common stock at June 30, 1997.

     Warrants to purchase 2,092,211 shares ranging from $3.40 to $5.40 were outstanding at June 30, 1998, but were not included in the computation of earnings per common share - assuming dilution because the warrants' exercise price was greater than the average market price of the common shares during the period. There were no antidilutive warrants to purchase shares of common stock at June 30, 1997.

     RECENTLY ISSUED ACCOUNTING STANDARDS - In February 1998, the FASB issued SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, which revises employers' disclosures about pension and other postretirement benefit plans. The new statement will not have any impact on the Company's consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments. The adoption of SFAS 133 would not have any present impact on the Company's consolidated financial statements. This statement is effective for all fiscal quarters beginning after June 15, 1999.

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

3.   STOCKHOLDERS' EQUITY

     COMMON STOCK - On March 4, 1998, the Company announced that it intends to repurchase up to $1 million of the Company's Common Stock in the open market for cash. In connection with such repurchase, the Company filed with the Securities and Exchange Commission pursuant to Section 13(e)(1) of the Securities Exchange Act of 1934, as amended, an Issuer Tender Offer Statement on March 4, 1998. As of June 30, 1998, the Company has repurchased 78,500 shares of the Common Stock at a total cost of $243,673. The additional number of shares of the Common Stock that may be purchased by the Company is not determinable as of June 30, 1998 and will depend upon a number of factors, including the market price of the Common Stock and the amount of funds utilized for repurchase on each date of repurchase.

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

                       ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (UNAUDITED)

     COMMON STOCK OPTIONS - The following table summarizes the Company's stock option activity for the three months and six months ended June 30, 1998:

                                    THREE        WEIGHTED-       SIX        WEIGHTED-
                                   MONTHS        AVERAGE       MONTHS       AVERAGE
                                    ENDED        EXERCISE       ENDED       EXERCISE
                                JUNE 30, 1998     PRICE     JUNE 30, 1998    PRICE
                                -------------    --------   -------------   --------
Options outstanding,
    beginning of period . . . .   1,402,083       $2.28       1,439,583       $2.28

Options granted
    during the period . . . . .      24,750       $3.00          24,750       $3.00

Options exercised
    during the period . . . . .      12,500       $2.00          12,500       $2.00

Options canceled
    during the period . . . . .        --         $2.00          37,500       $2.00
                                  ---------                   ---------

Options outstanding,
   end of period  . . . . . . .   1,414,333       $2.30       1,414,333       $2.30
                                  ---------                   ---------
                                  ---------                   ---------

     COMMON STOCK WARRANTS - As of January 8, 1998, the Company reduced the exercise price of the 1997-A Warrants from $12.00 to $3.40 and extended the exercise period from January 31, 1999 to November 6, 2002.

4.   STOCK OPTION PLAN

     During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for grant can consist of (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors, and consultants. Nonemployee directors are excluded from Plan participation. The option price for shares of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options shall be exercisable within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. During the year ended December 31, 1997, the Company granted 173,850 net options under the Plan. During the six months ended June 30, 1998, the Company granted 24,750 options under the Plan. No stock appreciation rights are attached to any options outstanding. At June 30, 1998, the Company had 1,414,333 stock options outstanding of which only 198,600 had been granted pursuant to this plan.

5.   COMMITMENTS AND CONTINGENCIES

     ADDITIONAL TAX LIABILITY - The Company has determined that as a result of certain changes occurring in 1998 a potential liability for additional taxes exists. As of the date of these financial statements the Company cannot reasonably determine the amount of the liability. The amount of the liability will be determined by the results of certain ongoing negotiations which the Company anticipates concluding within the next
     90 days.

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (UNAUDITED)


     The Company believes that if the negotiations are unsuccessful, the additional tax liability could have a net adverse impact on the Company's earnings of as much as $372,000, and would have a material adverse impact on the Company's results of operations and cash flows for the year ending December 31, 1998, however the adverse impact on the Company's financial position and liquidity would not be material.

     RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales has been, and is expected to continue to be, dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented
     42.9 percent and 45.1 percent of net sales for the six months ended June 30, 1998 and 1997, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, the Company offers AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration ("FDA") issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for the Company's product). On June 4, 1997, the FDA proposed a regulation which will, if it becomes effective as proposed, significantly limit the ability of the Company to sell AM-300 and any other weight management products which contain ephedra or ephedrine. If the FDA's proposed regulations were to become effective, management believes that the impact on the Company's financial statements would be a significant reduction in sales, cost of sales and marketing, distribution and administrative expenses and could result in material losses to the Company, but would not have a significant adverse effect on financial position.

     PRODUCT LIABILITY - The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, the Company has agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by the Company, and the Company has agreed to indemnify Chemins against claims arising from products manufactured by Chemins and marketed by the Company. Historically, the Company has relied upon its manufacturer's product liability insurance for coverage. The Company recently obtained product liability insurance coverage in its own name. The limits of this coverage are $4,000,000 per occurrence and $5,000,000 aggregate. Although the Company has never had a product liability claim, such claims against the Company could result in material losses to the Company.

6.   RELATED PARTY TRANSACTION

     During the first quarter of 1998, the Company agreed to loan John W. Hail, the Chief Executive Officer and a major shareholder of the Company, up to $250,000. Subsequently the Company agreed to loan up to an additional $75,000. The loan is secured, bears interest at eight percent per annum and is due on March 31, 1999. As of June 30, 1998, the balance due on this loan was $305,811 plus any accrued interest. The loan was unanimously approved by the Company's board of directors.

7.   PENDING REGISTRATION STATEMENT

     On March 11, 1998, the Company filed a Registration Statement, file number 333-47801, with the Securities and Exchange Commission pursuant to which the Company is seeking to register 5,000,000 stock purchase plan participation interests ("Participation Interests") in the Advantage Marketing Systems, Inc. Distributor Stock Purchase Plan (the "Plan"). The Participation Interests will be offered to the distributors of the Company's products and services ("Eligible Persons"). An Eligible Person electing to participate in the Plan (a "Participant") will be entitled through purchase of the Participation Interests to purchase in the open market through the Plan, shares of common stock, $.0001 par value per share (the "Common Stock"), previously issued by the Company. The Participation

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (UNAUDITED)


     Interests are non-transferable; therefore, a market for the Participation Interests will not develop. The proceeds from sale of the Participation Interests will become the Participants' contributions to the Plan which will be used to purchase the Common Stock. Other than an annual service fee of $5.00 per Participant and a transaction fee of $1.25 per month, the Company will not receive any proceeds from the purchase of the Common Stock by the Plan. The offering price of each Participation Interest will be $1.00, and each Eligible Person will be required initially to purchase a minimum of twenty-five Participation Interests upon electing to participate in the Plan. As of June 30, 1998, the registration statement has not yet been declared effective.

8.   SUBSEQUENT EVENT

     On July 31, 1998, the Company acquired all rights, including formulations and customer lists, for the ToppFast, ToppStamina and ToppFitt products from ToppMed, Inc. of Los Angeles, California for a total purchase price of $192,000 which was paid at closing.

                                  *  *  *  *  *  *

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


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

SNSI ASSET PURCHASE. The Company purchased all of the assets, including the network marketing organizations, of Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., and Now International, Inc. pursuant to an Asset Purchase Agreement dated April 16, 1997. In connection with the SNSI Asset Purchase, the Company paid cash of $1,174,441 and issued 125,984 shares of Common Stock at closing and agreed to either issue additional shares of the Company's Common Stock having an aggregate market value equal to, or make a cash payment of, or combination thereof, $750,000 and $1,050,000 on or before June 29, 1998, and May 30, 1999, respectively, subject to reduction for variance from specified sales targets. As of June 29, 1998 the specified sales requirement had not been met therefore, no additional shares were issued and no cash payment was required. As a result of the SNSI Asset Purchase, the Company added 39 products to its line, 38 in the weight management and dietary supplement categories and one in the personal care category, and 3,000 additional distributors.

TOPPMED ASSET PURCHASE. On July 31, 1998, the Company acquired all rights, including formulations and customer lists, for the ToppFast, ToppStamina and ToppFitt products from ToppMed, Inc. of Los Angeles, California for a total purchase price of $192,000 which was paid at closing.

The following discussion and analysis presents the consolidated results of operations of the Company and MMI since completion of the MMI Acquisition on May 31, 1996, and of the Company and CII since completion of the CII Acquisition on January 31, 1997, and gives effect to the SNSI Asset Purchase, since its consummation on April 16, 1997.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, selected results of operations for the three months and the six months ended June 30, 1998 and 1997, which are derived from the unaudited consolidated financial statements of the Company. The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                      FOR THE THREE MONTHS ENDED JUNE 30,           FOR THE SIX MONTHS ENDED JUNE 30,
                                  -----------------------------------------   -------------------------------------------
                                          1998                  1997                  1998                   1997
                                  --------------------  -------------------   --------------------   --------------------
                                    AMOUNT     PERCENT    AMOUNT    PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                                  ----------   -------  ----------  -------   ----------   -------   ----------   -------
Net sales. . . . . . . . . . . .  $3,169,292   100.0%   $2,696,645   100.0%   $5,870,023   100.0%    $4,745,416    100.0%
Cost of sales. . . . . . . . . .   2,101,416    66.3     1,950,258    72.3     3,791,236    64.6      3,415,086     72.0
                                  ----------   -----    ----------  ------    ----------   -----     ----------   ------
  Gross profit . . . . . . . . .   1,067,876    33.7       746,387    27.7     2,078,787    35.4      1,330,330     28.0
Marketing, distribution and
  administrative expenses. . . .     895,224    28.3       645,185    23.9     1,750,924    29.8      1,139,139     24.0
                                  ----------   -----    ----------  ------    ----------   -----     ----------   ------
  Income from operations . . . .     172,652     5.4       101,202     3.8       327,863     5.6        191,191      4.0
Other income:
Interest, net. . . . . . . . . .      72,152     2.3         5,183      .2       139,236     2.4          1,007       .0
Other income . . . . . . . . . .      38,614     1.2         3,463      .1        40,720      .7          4,115       .1
                                  ----------   -----    ----------  ------    ----------   -----     ----------   ------
      Total other income . . . .     110,766     3.5         8,646      .3       179,956     3.1          5,122       .1
                                  ----------   -----    ----------  ------    ----------   -----     ----------   ------
Income before income taxes . . .     283,418     8.9       109,848     4.1       507,819     8.7        196,313      4.1
Tax expense. . . . . . . . . . .     107,868     3.4        41,698     1.5       193,051     3.3         74,520      1.6
                                  ----------   -----    ----------  ------    ----------   -----     ----------   ------
Net income . . . . . . . . . . .  $  175,550     5.5%   $   68,150     2.5%   $  314,768     5.4%    $  121,793      2.6%
                                  ----------   -----    ----------  ------    ----------   -----     ----------   ------
                                  ----------   -----    ----------  ------    ----------   -----     ----------   ------


The following table sets forth, as a percentage of net sales, cost of sales detail for the three months and the six months ended June 30, 1998 and 1997, which are derived from the unaudited consolidated financial statements of the Company.

                                      FOR THE THREE MONTHS ENDED JUNE 30,           FOR THE SIX MONTHS ENDED JUNE 30,
                                  -----------------------------------------   -------------------------------------------
                                          1998                  1997                  1998                   1997
                                  --------------------  -------------------   --------------------   --------------------
                                    AMOUNT     PERCENT    AMOUNT    PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                                  ----------   -------  ----------  -------   ----------   -------   ----------   -------
Commissions and bonuses. . . . .  $1,269,977    40.1%   $1,194,371   44.3%    $2,347,168    40.0%    $2,200,681    46.4%
Cost of products . . . . . . . .     725,772    22.9       633,027   23.5      1,252,035    21.3      1,018,149    21.5
Cost of shipping . . . . . . . .     105,667     3.3       122,860    4.6        192,033     3.3        196,256     4.1
                                  ----------   -----    ----------  -----     ----------   -----     ----------   -----
  Cost of sales. . . . . . . .  . $2,101,416    66.3%   $1,950,258   72.3%    $3,791,236    64.6%    $3,415,086    72.0%
                                  ----------   -----    ----------  -----     ----------   -----     ----------   -----
                                  ----------   -----    ----------  -----     ----------   -----     ----------   -----

During the three months and six months ended 1998 and 1997, the Company experienced increases in net sales compared to the preceding year. The increases were principally the result of expansion of the Company's network of independent distributors and additions to the Company's product line within the weight management, dietary supplement and personal care categories. The Company expects to continue to expand its network of independent distributors, which may result in increased sales volume. However, there is no assurance that increased sales volume will be achieved through expansion of the Company's network of independent distributors, or that, if sales volume increases, the Company will realize increased profitability.

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

Net sales during the three months ended June 30, 1998, increased by $472,647, or
17.5 percent, to $3,169,292 from $2,696,645 during the three months ended June 30, 1997. The increase was principally attributable to expansion of the Company's network of independent distributors and increased sales of the Company's weight management, dietary supplement and personal care products. Through the SNSI Asset Purchase (which was consummated on April 16, 1997), the Company added 38 products to its product line and acquired 3,000 distributors. The distributors acquired in connection with the SNSI Asset Purchase contributed $156,127 to the increase between the two periods. During the three months ended June 30, 1998, the Company made aggregate net sales of $3,137,664 to 15,119 distributors, compared to aggregate net sales during the same period in 1997 of $2,653,721 to 11,157 distributors. Sales per distributor per month decreased from $79 to $69 for the three months ended June 30, 1998, compared to the same period in 1997.

Cost of sales during the three months ended June 30, 1998, increased by $151,158, or 7.8 percent, to $2,101,416 from $1,950,258 during the same period in 1997. This increase was attributable to (i) an increase of $75,606 in distributor commissions and bonuses due to the increased level of sales, (ii) an increase of $92,745 in the cost of products sold due to the increased level of sales and the increased number of marketing tools made available and (iii) a decrease of $17,193 in shipping costs due to the increased level of sales combined with the pass through of shipping costs to the distributors beginning in February 1998. Total cost of sales, as a percentage of net sales, decreased to 66.3 percent during the three months ended June 30, 1998, from 72.3 percent during the same period in 1997 due to a decrease in distributor commissions and bonuses as a percentage of net sales to 40.1 percent from 44.3 percent, a decrease in cost of products sold to 22.9 percent of net sales from 23.5 percent, and a decrease in cost of shipping to 3.3 percent of net sales from 4.6 percent. During periods of growth, it is anticipated that the Company will from time to time offer promotions to distributors to increase sales and their income, which if successful will result in increases in distributor commissions and bonuses and temporary increases in cost of sales.

The Company's gross profit increased $321,489, or 43.1 percent, to $1,067,876 for the three months ended June 30, 1998 from $746,387 for the same period in 1997. The gross profit increased as a percentage of net sales to 33.7 percent of net sales from 27.7 percent. The increase in the Company's gross profit margin resulted from the decrease in cost of sales as a percentage of net sales.

Marketing, distribution and administrative expenses increased $250,039, or 38.8 percent, to $895,224 during the three months ended June 30, 1998, from $645,185 during the same period in 1997. This increase was attributable to the (i) increase in expenses involved in expanding investors awareness of the Company and (ii) increased utilization of outside professional service resources due to increased levels of activity and (iii) increase in lease expense with the addition of 10,340 square feet of warehouse and distribution space in October 1997. The balance of the increase in marketing, distribution and administrative expenses resulted from the higher level of activity and corresponding increases in variable costs, such as postage, telephone, and supplies.

Income before taxes increased $173,570, or 158.0 percent, to $283,418 during the three months ended June 30, 1998, from $109,848 during the same period in 1997. Income before taxes as a percentage of net sales increased to 8.9 percent during the three months ended June 30, 1998, from 4.1 percent during the same period in 1997, primarily as a result of interest earned on the investment of proceeds received from the Units Offering which was completed in November 1997 and the increase in the Company's gross profit margin. Income taxes during the three months ended June 30, 1998 and 1997 were $107,868 and $41,698, respectively.

Net income increased $107,400, or 157.6 percent, to $175,550 during the three months ended June 30, 1998, from $68,150 during the same period in 1997. This increase in net income was primarily the result of the interest earned on the investment of the proceeds received from the Units Offering which was completed in November 1997 and the increase in the Company's gross profit margin. Net income as a percentage of net sales increased to 5.5 percent during the three months ended June 30, 1998, from 2.5 percent during the same period in 1997.

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

Net sales during the six months ended June 30, 1998, increased by $1,124,607, or
23.7 percent, to $5,870,023 from $4,745,416 during the six months ended June 30, 1997. The increase was principally attributable to expansion of the Company's network of independent distributors and increased sales of the Company's weight management, dietary supplement and personal care products. Through the CII Acquisition (which was consummated on January 31, 1997) and the SNSI Asset Purchase (which was consummated on April 16, 1997), the Company added 113 products to its product line and acquired 5,100 distributors. The distributors acquired in connection with the CII Acquisition and the SNSI Asset Purchase contributed $344,855 to the increase between the two periods. During the six months ended June 30, 1998, the Company made aggregate net sales of $5,810,566 to 18,348 distributors, compared to aggregate net sales during the same period in 1997 of $4,665,874 to 13,097 distributors. Sales per distributor per month decreased from $59 to $53 for the six months ended June 30, 1998, compared to the same period in 1997.

Cost of sales during the six months ended June 30, 1998, increased by $376,150, or 11.0 percent, to $3,791,236 from $3,415,086 during the same period in 1997. This increase was attributable to (i) an increase of $146,487 in distributor commissions and bonuses due to the increased level of sales, (ii) an increase of $233,886 in the cost of products sold due to the increased level of sales and the increased number of marketing tools made available and (iii) a decrease of $4,223 in shipping costs due to the increased level of sales combined with the pass through of shipping costs to the distributors beginning in February 1998. Total cost of sales, as a percentage of net sales, decreased to 64.6 percent during the six months ended June 30, 1998, from 72.0 percent during the same period in 1997 due to a decrease in distributor commissions and bonuses as a percentage of net sales to 40.0 percent from 46.4 percent, a decrease in cost of products sold to 21.3 percent of net sales from 21.5 percent, and a decrease in cost of shipping to 3.3 percent of net sales from 4.1 percent. During periods of growth, it is anticipated that the Company will from time to time offer promotions to distributors to increase sales and their income, which if successful will result in increases in distributor commissions and bonuses and temporary increases in cost of sales.

The Company's gross profit increased $748,457, or 56.3 percent, to $2,078,787 for the six months ended June 30, 1998 from $1,330,330 for the same period in 1997. The gross profit increased as a percentage of net sales to 35.4 percent of net sales from 28.0 percent. The increase in the Company's gross profit margin resulted from the decrease in cost of sales as a percentage of net sales.

Marketing, distribution and administrative expenses increased $611,785, or 53.7 percent, to $1,750,924 during the six months ended June 30, 1998, from $1,139,139 during the same period in 1997. This increase was attributable to the (i) increase in payroll and employee costs related to cost of living raises and changes in the employee mix and (ii) increase in expenses involved in expanding investors awareness of the Company and (iii) increased utilization of outside professional service resources due to increased levels of activity and
(iv) increase in lease expense with the addition of 10,340 square feet of warehouse and distribution space in October 1997. The balance of the increase in marketing, distribution and administrative expenses resulted from the higher level of activity and corresponding increases in variable costs, such as postage, telephone, and supplies.

Income before taxes increased $311,506, or 158.7 percent, to $507,819 during the six months ended June 30, 1998, from $196,313 during the same period in 1997. Income before taxes as a percentage of net sales increased to 8.7 percent during the six months ended June 30, 1998, from 4.1 percent during the same period in 1997, primarily as a result of interest earned on the investment of proceeds received from the Units Offering which was completed in November 1997 and the increase in the Company's gross profit margin. Income taxes during the six months ended June 30, 1998 and 1997 were $193,051 and $74,520, respectively.

Net income increased $192,975, or 158.4 percent, to $314,768 during the six months ended June 30, 1998, from $121,793 during the same period in 1997. This increase in net income was primarily the result of the interest earned from the investment of proceeds received from the Units Offering which was completed in November 1997 and the increase in the Company's gross profit margin. Net income as a percentage of net sales increased to 5.4 percent during the six months ended June 30, 1998, from 2.6 percent during the same period in 1997.

SEASONALITY

No pattern of seasonal fluctuations exists due to the growth patterns that the Company is currently experiencing. However, there can be no assurance that the Company will not become subject to seasonal fluctuations in operations.

COMMITMENTS AND CONTINGENCIES

ADDITIONAL TAX LIABILITY - The Company has determined that as a result of certain changes occurring in 1998 a potential liability for additional taxes exists. As of the date of this report the Company cannot reasonably determine the amount of the liability. The amount of the liability will be determined by the results of certain ongoing negotiations which the Company anticipates concluding within the next 90 days.

The Company believes that if the negotiations are unsuccessful, the additional tax liability could have a net adverse impact on the Company's earnings of as much as $372,000, and would have a material adverse impact on the Company's results of operations and cash flows for the year ending December 31, 1998, however the adverse impact on the Company's financial position and liquidity would not be material.

RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales has been, and is expected to continue to be, dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 42.9 percent and
45.1 percent of net sales for the six months ended June 30, 1998 and 1997, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, the Company offers AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration ("FDA") issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for the Company's product). On June 4, 1997, the FDA proposed a regulation which will, if it becomes effective as proposed, significantly limit the ability of the Company to sell AM-300 and any other weight management products which contain ephedra or ephedrine. If the FDA's proposed regulations were to become effective, management believes that the impact on the Company's financial statements would be a significant reduction in sales, cost of sales and marketing, distribution and administrative expenses and could result in material losses to the Company, but would not have a significant adverse effect on financial position.

PRODUCT LIABILITY - The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, the Company has agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by the Company, and the Company has agreed to indemnify Chemins against claims arising from products manufactured by Chemins and marketed by the Company. Historically, the Company has relied upon its manufacturer's product liability insurance for coverage. The Company recently obtained product liability insurance coverage in its own name. The limits of this coverage are $4,000,000 per occurrence and $5,000,000 aggregate. Although the Company has never had a product liability claim, such claims against the Company could result in material losses to the Company.

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

At June 30, 1998, the Company had working capital of $6,110,067, compared to $6,143,041 at December 31, 1997. Management believes that its cash and cash equivalents and cash flows from operations will be sufficient to fund its working capital needs over the next 12 months. During the six months ended June 30, 1998, net cash provided by operating activities was $918,456, net cash used in investing activities was $629,451, and net cash used in financing activities was $437,061. This represented an average monthly positive cash flow from operating activities of $153,076. The Company had a net decrease in cash during this period of $148,056. The Company's working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses and the repurchase of common stock.

On March 4, 1998, the Company announced that it intends to repurchase up to $1 million of the Common Stock in the open market for cash. In connection with such repurchase, the Company filed with the Securities and Exchange Commission pursuant to Section 13(e)(1) of the Securities Exchange Act of 1934, as amended, an Issuer Tender Offer Statement on March 4, 1998. As of June 30, 1998, the Company had repurchased 78,500 shares of the Common Stock. The additional number of shares of the Common Stock that may be purchased by the Company is not determinable as of June 30, 1998 and will depend upon a number of factors, including the market price of the Common Stock and the amount of funds utilized for repurchase on each date of repurchase.

During the first quarter of 1998, the Company agreed to loan John W. Hail, the Chief Executive Officer and a major shareholder of the Company, up to $250,000. Subsequently the Company agreed to loan up to an additional $75,000. The loan is secured, bears interest at eight percent per annum and is due on March 31, 1999. As of June 30, 1998, the balance due on this loan was $305,811 plus interest. The Company believes that the terms of the loan are comparable with those that could have been obtained from an unaffiliated lender and the loan was unanimously approved by the Company's board of directors.

The Company made non-interest bearing advances to the John Hail Agency, Inc. ("JHA"), a company controlled by the Chief Executive Officer of $22,000 and $87,684 during the years ended December 31, 1996 and 1995, respectively. During the years ended December 31, 1997 and 1996, JHA made repayments to the Company of $13,042 and $6,141 respectively. Effective June 30, 1996, the Company adopted a policy to not make any further advances to JHA, and JHA executed a promissory note payable to the Company with a principal balance of $73,964, bearing interest at eight percent per annum and payable in 60 installments of $1,499 per month. As of June 30, 1998 the note has been paid in full.

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

In connection with the SNSI Asset Purchase, the Company agreed to make installment purchase price payments of $750,000 and $1,050,000 by June 29, 1998 and May 30, 1999, respectively, either by deliveries of additional shares of the Company's Common Stock or by cash payments or any combination thereof. The $750,000 installment payment was to be reduced by the aggregate amount that gross revenues, net of returns and allowances, during the 12-month period ended April 30, 1998, from (i) sales (other than sales of Choc-Quilizer) of the purchased network marketing organization, sales to Market America, Inc. (an unrelated network marketing company) and sales to retail outlet stores, are less than $2,500,000 and (ii) the Company's sales of Choc-Quilizer are less than $4,000,000 during such 12-month period. As of June 29, 1998 the specified sales requirement had not been met, therefore the $750,000 installment payment was reduced to zero and no payment was required. Furthermore, the $1,050,000 installment payment shall also be reduced by the aggregate amount that gross revenues, net of returns and allowances, during the 12-month period ended March 31, 1999, from such sales are less than $5,000,000 and less than $8,000,000, respectively, during such 12-month period. Based upon current sales levels the Company believes that the $1,050,000 installment payment will be reduced to zero and no payment will be required. The value of the Common Stock to be issued and delivered, if any, will be based upon the average of the closing prices of the Common Stock on the last three trading days of the month preceding the month in which the applicable 12-month period ends.

                             PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------


Item 1. LEGAL PROCEEDINGS
             None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
             None

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


                                       REGISTRANT:
                                       ADVANTAGE MARKETING SYSTEMS, INC.



Date: AUGUST 14, 1998                  By: /s/ ROGER P. BARESEL
                                          -------------------------------------
                                           Roger P. Baresel, President, Chief
                                           Financial and Accounting Officer