Form 10QSB
period 1998-09-30
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 1998-11-13
CIK 841866

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

               (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1998

                                      OR

              ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                     Commission File Number
September 30, 1998                                           33-80629
------------------                                    ----------------------

                           ADVANTAGE MARKETING SYSTEMS, INC
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

             Oklahoma                                 73-1323256
     ----------------------------------     ----------------------------
     (State or Other Jurisdiction           (IRS Employer Identification
      of Incorporation or Organization)                Number)

       2601 N.W. Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112
       ----------------------------------------------------------------
                (Address of Principal Offices)             (Zip Code)


                                   (405) 842-0131
               ----------------------------------------------------
               (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports)n and (ii) has been subject to
such filing requirements for the past 90 days.    Yes   X    No
                                                      -----     ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                           4,157,908
-------------------------------                 ----------------------------
Title of Class                                  Number of Shares outstanding
                                                   at September 30, 1998

Exhibit Index appears on page 21 .

                          ADVANTAGE MARKETING SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                 TABLE OF CONTENTS

Part I  - Financial Information

          Condensed Consolidated Balance Sheets....................  3

          Condensed Consolidated Statements of Income..............  4

          Condensed Consolidated Statements of Cash Flows..........  5

          Notes to Condensed Consolidated Financial Statements.....  7

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................... 14

Part II - Other Information........................................ 21

             CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes, "expects," "may, "will," or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; the ability of the Company to implement its business and acquisition strategies; changes in the network marketing industry and changes in consumer preferences; competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness; acceptance of new product offerings; and changes in, or the failure to comply with, government regulations (especially food and drug laws and regulations); the ability of the Company to obtain financing for future acquisitions; and other factors.

Chambre-Registered Trademark-, Spark of Life-REGISTERED TRADEMARK-, Young at Heart-Registered Trademark-, Co-Clenz-Registered Trademark-, Stay 'N Shape--Registered Trademark-, Sine-eze-Registered Trademark- and
ToppFast-Registered Trademark- are registered trademarks of the Company, and Choc-Quilizer-TM- is a trademark of Tinos, L.L.C.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                                         September 30,    December 31,
                       ASSETS                                1998            1997
                                                         -----------     -------------
CURRENT ASSETS:
Cash and cash equivalents............................... $ 5,580,422       $ 5,775,276
  Receivables - net of allowance of $33,904
    and $25,800, respectively...........................     269,050           184,915
  Receivable from affiliate.............................     293,936            14,124
  Commission advances...................................          --            59,268
  Inventory.............................................     836,326           812,125
  Deferred income taxes.................................      93,496            85,224
  Other assets..........................................     105,585            68,432
                                                         -----------       -----------
         Total current assets...........................   7,178,815         6,999,364
RECEIVABLES.............................................      56,740            15,079
RECEIVABLE FROM AFFILIATE ..............................          --            40,656
PROPERTY AND EQUIPMENT, Net.............................     926,761           695,896
GOODWILL, Net...........................................   1,752,461         1,700,909
COVENANTS NOT TO COMPETE, Net...........................     530,395           518,791
DEFERRED INCOME TAXES...................................     197,841           354,693
OTHER ASSETS............................................     115,610            10,918
                                                         -----------       -----------
TOTAL................................................... $10,758,623       $10,336,306
                                                         -----------       -----------
                                                         -----------       -----------

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...................................... $   236,326       $   202,220
  Accrued commissions and bonuses.......................     168,173           325,077
  Accrued other expenses................................     910,250           183,921
  Notes payable.........................................      28,709            26,304
  Capital lease obligations.............................      84,646           118,801
                                                         -----------       -----------
         Total current liabilities......................   1,428,104           856,323
LONG-TERM LIABILITIES:
  Notes payable.........................................     101,942            82,440
  Capital lease obligations.............................     112,754           221,148
                                                         -----------       -----------
         Total liabilities..............................   1,642,800         1,159,911
                                                         -----------       -----------
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
  Preferred stock - $.0001 par value;
    authorized 5,000,000 shares; none issued............          --                --
  Common stock - $.0001 par value;
    authorized 495,000,000 shares;
    issued 4,259,908 and 4,249,383 shares,
    respectively........................................         426               425
  Paid-in capital.......................................  10,180,108        10,180,109
  Notes receivable for exercise of options..............     (74,000)          (74,000)
  Accumulated deficit...................................    (683,718)         (930,139)
                                                         -----------       -----------
         Total capital and accumulated deficit..........   9,422,816         9,176,395
  Less cost of treasury stock (102,000 shares, common)..    (306,993)               --
                                                         -----------       -----------
         Total stockholders' equity.....................   9,115,823         9,176,395
                                                         -----------       -----------
TOTAL................................................... $10,758,623       $10,336,306
                                                         -----------       -----------
                                                         -----------       -----------

                  See notes to condensed consolidated financial statements.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                  Three Months Ended         Nine Months Ended
                                                      September 30,             September 30,
                                                -----------------------   -----------------------
                                                   1998          1997         1998        1997
                                                ----------   ----------   ----------   ----------
Net sales...................................... $3,630,912   $2,889,906   $9,500,936   $7,635,321

Cost of sales..................................  2,472,539    2,057,733    6,263,775    5,472,819
                                                ----------   ----------   ----------   ----------
    Gross profit...............................  1,158,373      832,173    3,237,161    2,162,502
Marketing, distribution and
administrative expenses........................    920,407      818,616    2,671,332    1,957,755
                                                ----------   ----------   ----------   ----------
    Income from operations.....................    237,966       13,557      565,829      204,747

Other income (expense):
Interest, net..................................     74,273          803      213,509        1,810

Other income (expense).........................     (1,238)       3,188       39,482        7,303

Settlement of additional tax
  liability (Note 3)...........................   (421,623)          --     (421,623)          --
                                                ----------   ----------   ----------   ----------
    Total other income (expense)...............   (348,588)       3,991     (168,632)       9,113
                                                ----------   ----------   ----------   ----------
INCOME (LOSS) BEFORE TAXES ....................   (110,622)      17,548      397,197      213,860

TAX EXPENSE (BENEFIT)..........................    (42,275)       6,857      150,776       81,377
                                                ----------   ----------   ----------   ----------
NET INCOME (LOSS).............................. $  (68,347)  $   10,691   $  246,421   $  132,483
                                                ----------   ----------   ----------   ----------
                                                ----------   ----------   ----------   ----------
Net income (loss) per common share............. $     (.02)  $      NIL   $      .06   $      .05
                                                ----------   ----------   ----------   ----------
                                                ----------   ----------   ----------   ----------
Net income (loss) per common share - assuming
  dilution..................................... $     (.02)  $      NIL   $      .05   $      .04
                                                ----------   ----------   ----------   ----------
                                                ----------   ----------   ----------   ----------
Weighted average common shares outstanding.....  4,168,619    2,680,081    4,201,954    2,489,450
                                                ----------   ----------   ----------   ----------
                                                ----------   ----------   ----------   ----------
Weighted average common shares outstanding -
assuming dilution..............................  4,168,619    3,753,566    4,538,783    3,443,266
                                                ----------   ----------   ----------   ----------
                                                ----------   ----------   ----------   ----------

            See notes to condensed consolidated financial statements.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                  September 30,    September 30,
                                                                      1998             1997
                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...................................................   $  246,421      $   132,483
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization...........................      267,703          170,078
        Deferred taxes..........................................      148,580           79,182
        Gain on sale of other assets............................      (35,920)             --
        Changes in assets and liabilities which provided
         (used) cash:
           Receivables and commission advances..................      (66,528)         (58,489)
           Inventory............................................      (24,201)        (560,996)
           Accounts payable and accrued expenses................      693,781           20,465
                                                                   ----------      -----------
                Net cash provided by (used in)
                  operating activities..........................    1,229,836         (217,277)
                                                                   ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment..........................     (365,334)        (130,568)
   Purchase of Chambre International, Inc.......................          --           (51,340)
   Purchase of assets pursuant to SNSI Asset Purchase...........          --        (1,274,441)
   Purchase of ToppMed Assets...................................     (192,000)             --
   Advances to affiliate........................................     (293,936)             --
   Repayment of receivable from affiliate.......................       54,780            9,683
   Purchase of other assets.....................................      (83,565)        (106,803)
                                                                   ----------      -----------
                 Net cash used in investing activities .........     (880,055)      (1,553,469)
                                                                   ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock.......................          --         2,234,357
   Proceeds from notes payable..................................       62,727           40,980
   Purchase of treasury stock...................................     (306,993)            --
   Payment of deferred offering costs...........................     (112,610)        (240,703)
   Principal payment on notes payable...........................      (40,821)          (9,194)
   Principal payment on capital lease obligations...............     (146,938)         (67,211)
                                                                   ----------      -----------
                 Net cash provided by (used in) financing
                  activities....................................     (544,635)       1,958,229
                                                                   ----------      -----------

NET INCREASE (DECREASE) IN CASH.................................     (194,854)         187,483
CASH AND CASH EQUIVALENTS, BEGINNING............................    5,775,276          169,569
                                                                   ----------      -----------
CASH AND CASH EQUIVALENTS, ENDING...............................   $5,580,422      $   357,052
                                                                   ----------      -----------
                                                                   ----------      -----------
                                                                                   (Continued)


        See notes to condensed consolidated financial statements.

                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (UNAUDITED)

                                                                September 30,    September 30,
                                                                    1998             1997
                                                                -------------    -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for interest......................   $  27,186       $    21,104
Cash paid during the period for income taxes..................          --             2,195
Noncash financing and investing activities:
   Property and equipment acquired by capital lease...........       4,389           140,869

SNSI Asset Purchase:
   Fair value of assets acquired..............................   $      --       $   (84,063)
   Fair value of covenant not to compete......................          --          (500,000)
   Purchase price in excess of tangible assets and covenant
     not to compete...........................................          --        (1,490,378)
   Fair value of common stock issuance........................          --           800,000
                                                                 ---------       -----------
   Cash paid to purchase SNSI assets..........................   $      --       $(1,274,441)
                                                                 ---------       -----------
                                                                 ---------       -----------

Acquisition of Chambre' International, Inc.:
   Fair value of assets acquired..............................   $      --       $   (84,802)
   Fair value of covenant not to compete......................          --           (20,000)
   Purchase price in excess of tangible assets acquired and
     covenant not to compete..................................          --          (179,325)
   Fair value of common stock issuance........................          --            84,000
   Liabilities assumed........................................          --           148,787
                                                                 ---------       -----------
   Cash paid to purchase Chambre' International, Inc..........   $      --       $   (51,340)
                                                                 ---------       -----------
                                                                 ---------       -----------

Acquisition of ToppMed, Inc.:
   Fair value of assets acquired..............................   $      --       $        --
   Fair value of covenant not to compete......................     (64,000)               --
   Purchase price in excess of tangible assets acquired and
     covenant not to compete..................................    (128,000)               --
                                                                 ---------       -----------
   Cash paid to purchase ToppMed, Inc.........................   $(192,000)      $        --
                                                                 ---------       -----------
                                                                 ---------       -----------
                                                                                 (Concluded)




           See notes condensed consolidated financial statements

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION- The condensed consolidated financial statements include the accounts of Advantage Marketing Systems, Inc. and its wholly owned subsidiaries, Miracle Mountain International, Inc. and Chambre International, Inc. (the "Company"). All significant intercompany accounts have been eliminated.

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

     SALES RETURNS - All of the Company's products include a customer satisfaction guarantee. Company products may be returned within 30 days of purchase for a full refund or credit toward the purchase of another Company product. The Company also has a buy-back policy where by it will repurchase products sold to an independent distributor (subject to a restocking fee) provided that the distributor resigns from the Company and returns the product within 12 months of original purchase in marketable condition. For the

                     ADVANTAGE MARKETING SYSTEMS, INC.
                             AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                (UNAUDITED)


     three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997, the cost of products returned to the Company is included in net sales and at each period was two percent, three percent, two percent and three percent of gross sales, respectively.

     ADVERTISING - The Company expenses advertising related to the Company as incurred. Total advertising expense for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997 was $5,958, $52, $13,070 and $14,583, respectively.

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

     INTANGIBLES - Intangible assets consist of goodwill and covenants not to compete. Goodwill represents the excess of cost over the fair value of the net assets acquired pursuant to the Miracle Mountain International, Inc. ("MMI"), Chambre International, Inc. ("CII"), Stay 'N Shape International, Inc. ("SNSI") and ToppMed, Inc. ("TI") acquisitions. The Company amortizes goodwill from the acquisition of MMI over seven years and from the acquisitions of CII, SNSI, and TI over twenty years. Covenants not to compete are being amortized over the life of the contracts. Goodwill amortization for the three months ended September 30, 1998 and 1997 was $25,660 and $25,127, respectively. Goodwill amortization for the nine months ended September 30, 1998 and 1997 was $76,448 and $52,899, respectively. Covenant amortization for the three months ended September 30, 1998 and 1997, was $17,643 and $17,110, respectively. Covenant amortization for the nine months ended September 30, 1998 and 1997, was $52,396 and $36,321, respectively.

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

     FAIR VALUE DISCLOSURE - The Company's financial instruments include cash and cash equivalents, receivables, short-term payables, notes payable and capital lease obligations. The carrying amounts of cash and cash equivalents, receivables and short-term payables approximate fair value due to their short-term nature. The carrying amounts of notes payable and capital lease obligations approximate fair value based on borrowing rates currently available to the Company.

     EARNINGS PER SHARE - In 1997, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, and has restated earnings per share for all periods presented in accordance with that Statement. Earnings per common share is computed based upon net income divided by the weighted average number of common shares

                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (UNAUDITED)


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

                                                                                                     Per
                                                                     Income          Shares         Share
                                                                   (Numerator)    (Denominator)     Amount
                                                                   -----------    -------------     ------
Weighted average common shares outstanding:
For the three months ended September 30, 1998:
   Earnings per common share:
     Income available to common stockholders...................     $(68,347)       4,168,619       $(.02)
                                                                                                    -----
   Earnings per common share - assuming dilution:
     Income available to common stockholders plus assumed
      conversions..............................................     $(68,347)       4,168,619       $(.02)
                                                                    --------        ---------       -----

For the three months ended September 30, 1997:
   Earnings per common share:
     Income available to common stockholders...................     $ 10,691        2,680,081       $ NIL
                                                                                                    -----
   Earnings per common share - assuming dilution:
      Options..................................................           --        1,013,560
      Warrants..................................................          --           59,925
                                                                    --------        ---------
     Income available to common stockholders plus assumed
      conversions...............................................    $ 10,691        3,753,566       $ NIL
                                                                    --------        ---------       -----

Weighted average common shares outstanding:
For the nine months ended September 30, 1998:
   Earnings per common share:
     Income available to common stockholders....................    $246,421        4,201,954       $ .06
                                                                                                    -----
   Earnings per common share - assuming dilution:
      Options...................................................          --          336,829
                                                                    --------        ---------
     Income available to common stockholders plus assumed
      conversions...............................................    $246,421        4,538,783       $ .05
                                                                    --------        ---------       -----

For the nine months ended September 30, 1997:
   Earnings per common share:
     Income available to common stockholders....................    $132,483        2,489,450       $ .05
                                                                                                    -----
   Earnings per common share - assuming dilution:
      Options...................................................          --          929,597
      Warrants..................................................          --           24,219
                                                                    --------        ---------
     Income available to common stockholders plus assumed
      conversions...............................................    $132,483        3,443,266       $ .04
                                                                    --------        ---------       -----

     Due to the net loss for the 3 months ended September 30, 1998, all options and warrants outstanding as of the end of the 3 month period are antidilutive and are not included in the computation of earnings per common share - assuming dilution.

                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (UNAUDITED)

     Options to purchase 154,750 shares of common stock ranging from $3.00 to $6.00 per share were outstanding at September 30, 1998 but were not included in the computation of earnings per common share - assuming dilution for the nine months then ended, because the options' exercise price was greater than the average market price of the common shares during the period. There were no antidilutive options to purchase shares of common stock at September 30, 1997.

     Warrants to purchase 2,092,211 shares ranging from $3.40 to $5.40 were outstanding at September 30, 1998, but were not included in the computation of earnings per common share - assuming dilution for the nine months then ended, because the warrants' exercise price was greater than the average market price of the common shares during the period. There were no antidilutive warrants to purchase shares of common stock at September 30, 1997.

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

3.   ADDITIONAL TAX LIABILITY

     ADDITIONAL TAX LIABILITY - The Company has determined that as a result of certain changes occurring in 1998 a liability for additional taxes exists. The liability has a net adverse impact on the Company's earnings of $256,300 or $.06 per share. Management believes the liability is a one time nonrecurring charge and will have no further adverse impact on the Company's future results of operations.

4.   STOCKHOLDERS' EQUITY

     COMMON STOCK - On March 4, 1998, the Company announced that it intends to repurchase up to $1 million of the Company's Common Stock in the open market for cash. In connection with such repurchase, the Company filed with the Securities and Exchange Commission pursuant to Section 13(e)(1) of the Securities Exchange Act of 1934, as amended, an Issuer Tender Offer Statement on March 4, 1998. As of September 30, 1998, the Company has repurchased 102,000 shares of the Common Stock at a total cost of $306,993. The additional number of shares of the Common Stock that may be purchased by the Company

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


     is not determinable as of September 30, 1998 and will depend upon a number of factors, including the market price of the Common Stock and the amount of funds utilized for repurchase on each date of repurchase.

     The Company's policy is to retain earnings to support the expansion of its operations. The Board of Directors of the Company does not intend to pay cash dividends on the Common Stock in the foreseeable future.
     Any future cash dividends will depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

     COMMON STOCK OPTIONS - The following table summarizes the Company's stock option activity for the three months and nine months ended September 30, 1998:

                                            THREE           WEIGHTED-          NINE         WEIGHTED-
                                         MONTHS ENDED        AVERAGE      MONTHS ENDED       AVERAGE
                                         SEPTEMBER 30,      EXERCISE      SEPTEMBER 30,     EXERCISE
                                             1998            PRICE            1998           PRICE
                                         -------------      ---------     -------------      ---------
Options outstanding,
    beginning of period................    1,414,333         $2.30          1,439,583        $2.28

Options granted
    during the period..................       35,000         $2.00             59,750        $2.41

Options exercised
    during the period..................       13,556         $2.70             26,056        $2.36

Options canceled
    during the period..................           --            --             37,500        $2.00
                                           ---------                        ---------

Options outstanding,
   end of period.......................    1,435,777         $2.29          1,435,777        $2.29
                                           ---------                        ---------
                                           ---------                        ---------

     COMMON STOCK WARRANTS - As of January 8, 1998, the Company reduced the exercise price of the 1997-A Warrants from $12.00 to $3.40 and extended the exercise period from January 31, 1999 to November 6, 2002 to make them correspond more closely to the Redeemable Common Stock Purchase Warrants. As of January 6, 1998, the exercise price of the Redeemable Common Stock Purchase Warrants was adjusted from $5.40 to $3.40 representing 120 percent of the average daily closing price of the Company's common stock for the preceding 20-day period as prescribed in the prospectus of the Units Offering. There was no expense recognized in the Company's financial statements relating to either of the warrant exercise price reductions as the changes only affect allocations of additional paid-in capital because the warrants were issued in conjunction with certain of the Company's equity offerings.

5.   STOCK OPTION PLAN

     During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for grant can consist of
     (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and
     (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors, and consultants. Nonemployee directors are excluded from Plan participation. The option price for shares

                       ADVANTAGE MARKETING SYSTEMS, INC.
                               AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


     of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options shall be exercisable within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. During the year ended December 31, 1997, the Company granted 173,850 net options under the Plan. During the nine months ended September 30, 1998, the Company granted 59,750 options and had 13,556 options exercised under the Plan. No stock appreciation rights are attached to any options outstanding. At September 30, 1998, the Company had 1,435,777 stock options outstanding of which only 220,044 had been granted pursuant to this plan.

6.   COMMITMENTS AND CONTINGENCIES

     RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales has been, and is expected to continue to be, dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 45.3 percent and 28.9 percent of net sales for the nine months ended September 30, 1998 and 1997, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, the Company offers AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration ("FDA") issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for the Company's product). On June 4, 1997, the FDA proposed a regulation which will, if it becomes effective as proposed, significantly limit the ability of the Company to sell AM-300 and any other weight management products which contain ephedra or ephedrine. If the FDA's proposed regulations were to become effective, management believes that the impact on the Company's financial statements would be a significant reduction in sales, cost of sales and marketing, distribution and administrative expenses and could result in material losses to the Company, but would not result in a significant increase in sales returns nor have a significant adverse effect on financial position.

     PRODUCT LIABILITY - The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products
     results in injury.   Historically, the Company has relied upon its
     manufacturer's product liability insurance for coverage. The Company obtained product liability insurance coverage in its own name in 1997. The limits of this coverage are $4,000,000 per occurrence and $5,000,000 aggregate. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the manufacturers of the Company's products carry product liability insurance which covers the Company's products. The Company has agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by the Company, and the Company has agreed to indemnify Chemins against claims arising from claims made by the Company's distributors for products manufactured by Chemins and marketed by the Company. Although the Company has never had a product liability claim, such claims against the Company could result in material losses to the Company.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)



7.   RELATED PARTY TRANSACTION

     During the first quarter of 1998, the Company agreed to loan John W. Hail, the Chief Executive Officer and a major shareholder of the Company, up to $250,000. Subsequently the Company agreed to loan up to an additional $75,000. The loan is secured, bears interest at eight percent per annum and is due on March 31, 1999. As of September 30, 1998, the balance due on this loan was $293,936 plus any accrued interest. The loan was unanimously approved by the Company's board of directors.

8.   PENDING REGISTRATION STATEMENT

     On March 11, 1998, the Company filed a Registration Statement, file number 333-47801, with the Securities and Exchange Commission pursuant to which the Company is seeking to register 5,000,000 stock purchase plan participation interests ("Participation Interests") in the Advantage Marketing Systems, Inc. Distributor Stock Purchase Plan (the "Plan"). The Participation Interests will be offered to the distributors of the Company's products and services ("Eligible Persons"). An Eligible Person electing to participate in the Plan (a "Participant") will be entitled through purchase of the Participation Interests to purchase in the open market through the Plan, shares of common stock, $.0001 par value per share (the "Common Stock"), previously issued by the Company. The Participation Interests are non-transferable; therefore, a market for the Participation Interests will not develop. The proceeds from sale of the Participation Interests will become the Participants' contributions to the Plan which will be used to purchase the Common Stock. Other than an annual service fee of $5.00 per Participant and a transaction fee of $1.25 per month, the Company will not receive any proceeds from the purchase of the Common Stock by the Plan. The offering price of each Participation Interest will be $1.00, and each Eligible Person will be required initially to purchase a minimum of twenty-five Participation Interests upon electing to participate in the Plan. As of September 30, 1998, the registration statement has not yet been declared effective.

9.   TOPPMED ASSET PURCHASE

     On July 31, 1998, the Company acquired all rights, including formulations and trademarks, for the ToppFast, ToppStamina and ToppFitt products from ToppMed, Inc. of Los Angeles, California for a total purchase price of $192,000 which was paid at closing.


                                  * * * * * *

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company's business over the last three years has been significantly affected by the 1996 MMI Acquisition, the 1997 CII Acquisition and the 1997 SNSI Asset Purchase. As a result of these acquisitions, the Company acquired 6,790 distributors and added 114 products to its product line. In 1998, the Company acquired the assets of ToppMed, Inc. and added one product to its product line.

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

The following discussion and analysis presents the consolidated results of operations of the Company and MMI since completion of the MMI Acquisition on May 31, 1996, and of the Company and CII since completion of the CII Acquisition on January 31, 1997, and gives effect to the SNSI Asset Purchase and the ToppMed Asset Purchase, since their consummation on April 16, 1997 and July 31, 1998, respectively.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, selected results of operations for the three months and the nine months ended September 30, 1998 and 1997, which are derived from the unaudited consolidated financial statements of the Company. The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                          FOR THE THREE MONTHS                       FOR THE NINE MONTHS
                                                  ENDED                                     ENDED
                                              SEPTEMBER 30,                             SEPTEMBER 30,
                              -----------------------------------------   -----------------------------------------
                                      1998                   1997                 1998                  1997
                              -------------------   -------------------   -------------------   -------------------
                                AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
                              ----------  -------   ----------  -------   ----------  -------   ----------  -------
Net sales...................  $3,630,912   100.0%   $2,889,906   100.0%   $9,500,936   100.0%   $7,635,321   100.0%
Cost of sales...............   2,472,539    68.1     2,057,733    71.2     6,263,775    65.9     5,472,819    71.7
                              ----------  -------   ----------  -------   ----------  -------   ----------  -------
    Gross profit............   1,158,373    31.9       832,173    28.8     3,237,161    34.1     2,162,502    28.3

Marketing, distribution
  and administrative
   expenses.................     920,407    25.3       818,616    28.3     2,671,332    28.1     1,957,755    25.6
                              ----------  -------   ----------  -------   ----------  -------   ----------  -------
  Income from operations....     237,966     6.6        13,557     0.5       565,829     6.0       204,747     2.7

Other income (expense):

Interest, net...............      74,273     2.0           803     0.0       213,509     2.2         1,810     0.0

Other income (expense)......      (1,238)    0.0         3,188     0.1        39,482     0.4         7,303     0.1

Settlement of additional
  tax liability ............    (421,623)  (11.6)           --      --      (421,623)   (4.4)           --      --
                              ----------  -------   ----------  -------   ----------  -------   ----------  -------
Total other income
  (expense).................    (348,588)   (9.6)        3,991     0.1      (168,632)   (1.8)        9,113     0.1
                              ----------  -------   ----------  -------   ----------  -------   ----------  -------
Income (loss) before
  income tax................    (110,622)   (3.0)       17,548      .6       397,197     4.2       213,860     2.8
Tax expense (benefit) ......     (42,275)   (1.2)        6,857     0.2       150,776     1.6        81,377     1.1
                              ----------  -------   ----------  -------   ----------  -------   ----------  -------
Net income (loss)...........  $  (68,347)   (1.8%)  $   10,691     0.4%   $  246,421     2.6%   $  132,483     1.7%
                              ----------  -------   ----------  -------   ----------  -------   ----------  -------
                              ----------  -------   ----------  -------   ----------  -------   ----------  -------

The following table sets forth, as a percentage of net sales, cost of sales detail for the three months and the nine months ended September 30, 1998 and 1997, which are derived from the unaudited consolidated financial statements of the Company.

                                          FOR THE THREE MONTHS                       FOR THE NINE MONTHS
                                                  ENDED                                    ENDED
                                              SEPTEMBER 30,                             SEPTEMBER 30,
                              -----------------------------------------   -----------------------------------------
                                      1998                   1997                 1998                  1997
                              -------------------   -------------------   -------------------   -------------------
                                AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
                              ----------  -------   ----------  -------   ----------  -------   ----------  -------
Commissions and bonus.......  $1,468,286    40.4%   $1,255,679    43.4%   $3,815,454    40.2%   $3,456,360    45.3%
Cost of products............     899,610    24.8       661,695    22.9     2,151,645    22.6     1,679,843    22.0
Cost of shipping............     104,643     2.9       140,359     4.9       296,676     3.1       336,616     4.4
                              ----------  -------   ----------  -------   ----------  -------   ----------  -------
    Cost of sales...........  $2,472,539    68.1%   $2,057,733    71.2%   $6,263,775    65.9%   $5,472,819    71.7%
                              ----------  -------   ----------  -------   ----------  -------   ----------  -------
                              ----------  -------   ----------  -------   ----------  -------   ----------  -------

During the three months and nine months ended 1998 and 1997, the Company experienced increases in net sales compared to the preceding year. The increases were principally the result of expansion of the Company's network of independent distributors and additions to the Company's product line within the weight management, dietary supplement and personal care categories. The Company expects to continue to expand its network of independent distributors, which may result in increased sales volume. However, there is no assurance that increased sales volume will be achieved through expansion of the Company's network of independent distributors, or that, if sales volume increases, the Company will realize increased profitability.

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

Net sales during the three months ended September 30, 1998, increased by $741,006, or 25.6 percent, to $3,630,912 from $2,889,906 during the three months ended September 30, 1997. The increase was principally attributable to expansion of the Company's network of independent distributors and increased sales of the Company's weight management, dietary supplement and personal care products. During the three months ended September 30, 1998, the Company made aggregate net sales of $3,582,049 to 19,480 distributors, compared to aggregate net sales during the same period in 1997 of $2,855,000 to 12,400 distributors. Sales per distributor per month decreased from $77 to $61 for the three months ended September 30, 1998, compared to the same period in 1997.

Cost of sales during the three months ended September 30, 1998, increased by $414,806 or 20.2 percent, to $2,472,539 from $2,057,733 during the same period in 1997. This increase was attributable to (i) an increase of $212,607 in distributor commissions and bonuses due to the increased level of sales,
(ii) an increase of $237,915 in the cost of products sold due to the increased level of sales and the increased quality of marketing tools made available and (iii) a decrease of $35,716 in shipping costs due to the pass through of shipping costs to the distributors beginning in February 1998. Total cost of sales, as a percentage of net sales, decreased to 68.1 percent during the three months ended September 30, 1998, from 71.2 percent during the same period in 1997 due to a decrease in distributor commissions and bonuses as a percentage of net sales to 40.4 percent from 43.5 percent, an increase in cost of products sold to
24.8 percent of net sales from 22.9 percent and a decrease in cost of shipping to 2.9 percent of net sales from 4.9 percent. During periods of growth, the Company has and it is anticipated will continue to offer promotions to distributors to increase sales and their income from time to time, which if successful will result in increases in distributor commissions and bonuses and temporary increases in cost of sales.

The Company's gross profit increased $326,200, or 39.2 percent, to $1,158,373 for the three months ended September 30, 1998 from $832,173 for the same period in 1997. The gross profit increased as a percentage of net sales to
31.9 percent of net sales from 28.8 percent. The increase in the Company's gross profit margin resulted from the decrease in cost of sales as a percentage of net sales.

Marketing, distribution and administrative expenses increased $101,791, or
12.4 percent, to $920,407 during the three months ended September 30, 1998, from $818,616 during the same period in 1997. This increase was attributable to (i) an increase in expenses involved in expanding investor awareness of the Company, (ii) increased utilization of contract labor resources due to increased levels of activity, (iii) increased promotional expense designed to increase sales and (iv) an increase in lease expense from the addition of 10,340 square feet of warehouse and distribution space in October 1997. The balance of the increase in marketing, distribution and administrative expenses resulted from the higher level of activity and corresponding increases in variable costs, such as postage, bank card service charges and supplies.

Other income (expense) decreased by $352,579 or 8,834.4 percent, to a net expense of $(348,588) during the three months ended September 30, 1998 from $3,991 during the same period in 1997. The decrease was attributable to the one time expense of the settlement of additional tax liability of $421,623.

Income (loss) before taxes decreased by $128,170, or 730.4 percent, to a loss of $(110,622) during the three months ended September 30, 1998, from $17,548 during the same period in 1997. Income before taxes as a percentage of net sales decreased to a loss of (3.0) percent during the three months ended September 30, 1998, from .6 percent during the same period in 1997, primarily as a result of an increase of other expenses due to the one time expense of the settlement of additional tax liability of $421,623 for the three months ending September 30, 1998. The Company recognized a tax benefit during the three months ended September 30, 1998 to adjust year to date income tax expense to the Company's annualized estimate. Income tax expense (benefit) during the three months ended September 30, 1998 and 1997 was $(42,275) and $6,857 respectively.

Net income (loss) decreased by $79,038 or 739.3 percent, to a loss of $(68,347) during the three months ended September 30, 1998, from $10,691 during the same period in 1997. This decrease in net income was primarily the result of the increase in other expenses due to the one time expense of the settlement of additional tax liability of $421,623 offset by the increase in Company's gross profit margin for the three months ending September 30, 1998. Net income (loss) as a percentage of net sales decreased to a loss of (2.0) percent during the three months ended September 30, 1998, from .4 percent during the same period in 1997.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

Net sales during the nine months ended September 30, 1998, increased by $1,865,615, or 24.4 percent, to $9,500,936 from $7,635,321 during the nine months ended September 30, 1997. The increase was principally attributable to expansion of the Company's network of independent distributors and increased sales of the Company's weight management, dietary supplement and personal care products. Through the CII Acquisition (which was consummated on January 31, 1997) and the SNSI Asset Purchase (which was consummated on April 16, 1997), the Company added 113 products to its product line and acquired 5,100 distributors. The distributors acquired in connection with the CII Acquisition and the SNSI Asset Purchase contributed $568,287 to the increase between the two periods. During the nine months ended September 30, 1998, the Company made aggregate net sales of $9,392,614 to 26,483 distributors, compared to aggregate net sales during the same period in 1997 of $7,529,749 to 17,309 distributors. Sales per distributor per month decreased from $48 to $39 for the nine months ended September 30, 1998, compared to the same period in 1997.

Cost of sales during the nine months ended September 30, 1998, increased by $790,956, or 14.5 percent, to $6,263,775 from $5,472,819 during the same period in 1997. This increase was attributable to (i) an increase of $359,094 in distributor commissions and bonuses due to the increased level of sales,
(ii) an increase of $471,802 in the cost of products sold due to the increased level of sales and the increased quality of marketing tools made available and (iii) a decrease of $39,940 in shipping costs due to the increased level of sales combined with the pass through of shipping costs to the distributors beginning in February 1998. Total cost of sales, as a percentage of net sales, decreased to 65.9 percent during the nine months ended September 30, 1998, from 71.7 percent during the same period in 1997 due to a decrease in distributor commissions and bonuses as a percentage of net sales to 40.2 percent from 45.3 percent, an increase in cost of products sold to 22.6 percent of net sales from 22.0 percent and a decrease in cost of shipping to 3.1 percent of net sales from 4.4 percent. During periods of growth, the Company has and it is anticipated will continue to offer promotions to distributors to increase sales and their income from time to time, which if successful will result in increases in distributor commissions and bonuses and temporary increases in cost of sales.

The Company's gross profit increased $1,074,659 or 49.7 percent, to $3,237,161 for the nine months ended September 30, 1998 from $2,162,502 for the same period in 1997. The gross profit increased as a percentage of net sales to 34.1 percent of net sales from 28.3 percent. The increase in the Company's gross profit margin resulted from the decrease in cost of sales as a percentage of net sales.

Marketing, distribution and administrative expenses increased $713,577, or
36.4 percent, to $2,671,332 during the nine months ended September 30, 1998, from $1,957,755 during the same period in 1997. This increase was attributable to (i) increased promotional expense designed to increase sales, (ii) an increase in expenses involved in expanding investor awareness of the Company, (iii) increased payroll and employee costs related to cost of living and employee mix and99 (iv) an increase in lease expense from the addition of 10,340 square feet of warehouse and distribution space in October, 1997. The balance of the increase in marketing, distribution and administrative expenses resulted from the higher level of activity and corresponding increases in variable costs, such as postage, telephone, bank card service charges, and supplies.

Other income (expense) decreased by $177,745 or 1,950.5 percent to a net expense of $(168,632) during the nine months ended September 30, 1998 from $9,113. The decrease was attributable to the one time expense of the settlement of the additional tax liability of $421,623.

Income before taxes increased $183,337, or 85.7 percent, to $397,197 during the nine months ended September 30, 1998, from $213,860 during the same period in 1997. Income before taxes as a percentage of net sales increased to 4.2 percent during the nine months ended September 30, 1998, from 2.8 percent during the same period in 1997, primarily due to the increase in the Company's gross profit margin and offset by the increase of other expenses due to the one time expense of the settlement of the additional tax liability of $421,623. Income taxes during the nine months ended September 30, 1998 and 1997 were $155,744 and $81,377 respectively.

Net income increased $113,938, or 86.0 percent, to $246,421 during the nine months ended September 30, 1998, from $132,483 during the same period in 1997. This increase in net income was primarily the result of the increase in the Company's gross profit margin and offset by the increase of other expenses due to the one time expense of the settlement of the additional tax liability of $421,623. Net income as a percentage of net sales increased to
2.6 percent during the nine months ended September 30, 1998, from 1.7 percent during the same period in 1997.

SEASONALITY

No pattern of seasonal fluctuations exists due to the growth patterns that the Company is currently experiencing. However, there can be no assurance that the Company will not become subject to seasonal fluctuations in operations.

COMMITMENTS AND CONTINGENCIES

RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales has been, and is expected to continue to be, dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented

45.3 percent and 28.9 percent of net sales for the nine months ended September 30, 1998 and 1997, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, the Company offers AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration ("FDA") issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for the Company's product). On June 4, 1997, the FDA proposed a regulation which will, if it becomes effective as proposed, significantly limit the ability of the Company to sell AM-300 and any other weight management products which contain ephedra or ephedrine. If the FDA's proposed regulations were to become effective, management believes that the impact on the Company's financial statements would be a significant reduction in sales, cost of sales and marketing, distribution and administrative expenses and could result in material losses to the Company, but would not result in a significant increase in sales returns nor have a significant adverse effect on financial position.

PRODUCT LIABILITY - The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. Historically, the Company has relied upon its manufacturer's product liability insurance for coverage. The Company obtained product liability insurance coverage in its own name in 1997. The limits of this coverage are $4,000,000 per occurrence and $5,000,000 aggregate. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the manufacturers of the Company's products carry product liability insurance which covers the Company's products. The Company has agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by the Company, and the Company has agreed to indemnify Chemins against claims arising from claims made by the Company's distributors for products manufactured by Chemins and marketed by the Company. Although the Company has never had a product liability claim, such claims against the Company could result in material losses to the Company.

YEAR 2000 COMPUTER SYSTEM COMPLIANCE

The Company has two primary computer systems both of which were developed employing six digit date structures. Where date logic requires the year 2000 or beyond, such structures may produce inaccurate results. Management has substantially completed the implementation of a program to comply with year 2000 requirements on a system-by-system basis including information technology ("IT") and non-IT systems (e.g., microcontrollers). Management expects the program to be completed during 1998 at which time the Company's computer systems are expected to be year 2000 compliant.

Management has evaluated its in-house supported IT systems and found no instances of date dependent calculations or operations that are affected by this six digit date structure. The Company's vendor-supported IT system has been updated and certified year 2000 compliant by the vendor. Non-IT systems including all personal computers will be evaluated by a third party contractor, updated if necessary, and certified as compliant during 1998.
The Company's risks associated with the year 2000 are mainly its ability to communicate with its distributors, take orders for the shipment of products and pay its employees, distributors and vendors. Although management's evaluation is complete and vendor certifications are being obtained, a failure of the Company's computer systems or other support systems to function adequately with respect to year 2000 issues could have a material adverse effect on the Company's operations. Based on progress to date, there is no need for a contingency plan and such a plan has not been developed.
The Company estimates that the total cost of its program to make the Company's computer systems year 2000 compliant is less than $25,000, of which the Company has incurred approximately $2,500 to date.

The Company is in the early process of contracting its major suppliers to determine if their systems will be year 2000 compliant on a timely basis. In the event that the Company experiences product unavailability or supply interruptions due to year 2000 non-compliance by its suppliers, management believes that it would be able to obtain alternative sources of its products. A significant delay or reduction in availability of products, however, could also have a material adverse effect on the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

Prior to completion of the offerings described below, the Company's primary source of liquidity was net cash provided by operating activities and stockholder loans. The Company does not have any significant outside debt-based liquidity sources.

At September 30, 1998, the Company had working capital of $5,750,711, compared to $6,143,041 at December 31, 1997. Management believes that its cash and cash equivalents and cash flows from operating activities will be sufficient to fund its working capital needs over the next 12 months. During the nine months ended September 30, 1998, net cash provided by operating activities was $1,229,836, net cash used in investing activities was $880,055, and net cash used in financing activities was $544,635. This represented an average monthly positive cash flow from operating activities of $136,648. The Company had a net decrease in cash during this period of $194,854. The Company's working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses and the repurchase of common stock.

On March 4, 1998, the Company announced that it intends to repurchase up to $1 million of its common stock in the open market for cash. In connection with such repurchase, the Company filed with the Securities and Exchange Commission pursuant to Section 13(e)(1) of the Securities Exchange Act of 1934, as amended, an Issuer Tender Offer Statement on March 4, 1998. As of September 30, 1998, the Company had repurchased 102,000 shares of its common stock. The additional number of shares of its common stock that may be purchased by the Company is not determinable as of September 30, 1998 and will depend upon a number of factors, including the market price of its common stock and the amount of funds utilized for repurchase on each date of repurchase.

During the first quarter of 1998, the Company agreed to loan John W. Hail, the Chief Executive Officer and a major shareholder of the Company, up to $250,000. Subsequently the Company agreed to loan up to an additional $75,000. The loan is secured, bears interest at eight percent per annum and is due on March 31, 1999. As of September 30, 1998, the balance due on this loan was $293,936 plus interest. The Company believes that the terms of the loan are comparable with those that could have been obtained from an unaffiliated lender and the loan was unanimously approved by the Company's board of directors.

The Company made non-interest bearing advances to the John Hail Agency, Inc. ("JHA"), a company controlled by the Chief Executive Officer of $22,000 and $87,684 during the years ended December 31, 1996 and 1995, respectively. During the years ended December 31, 1997 and 1996, JHA made repayments to the
Company of $13,042 and $6,141 respectively.   Effective June 30, 1996, the
Company adopted a policy to not make any further advances to JHA, and JHA executed a promissory note payable to the Company with a principal balance of $73,964, bearing interest at eight percent per annum and payable in 60 installments of $1,499 per month. As of September 30, 1998 the note has been paid in full.

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

On January 31, 1997, the Company distributed, at no cost, 2,148,191 non-transferable rights ("Rights") to its shareholders of record on such date. Each of the Rights entitled the holder to purchase one unit (consisting of one share of Common Stock and one 1997-A Warrant) on or before March 17, 1997 for $6.80 per unit (the "Rights Offering"). Concurrently with the Rights Offering, the Company redeemed its outstanding Class A and Class B Common Stock Purchase Warrants (the "Public Warrants") for $.0008 per warrant (the "Warrant Redemption") effective on March 17, 1997. In connection with the Warrant Redemption, the Company modified the terms of the

Public Warrants and offered to holders of the Public Warrants (the "Warrant Holders") the right to exercise each of the Public Warrants for the purchase of one unit (consisting of one share of Common Stock and one 1997-A Warrant), at an exercise price of $6.00 per unit (the "Warrant Modification Offering"). Proceeds to the Company from the Warrant Modification Offering and the Rights Offering (the "Offerings") were $2,154,357. Accumulated offering costs of $323,076 were charged against the proceeds of the Offerings. Pursuant to the Offerings, the Company issued in units 337,211 shares of Common Stock and 337,211 1997-A Warrants. As of January 8, 1998, the Company reduced the exercise price of the 1997-A Warrants from $12.00 to $3.40 and extended the exercise period from January 31, 1999 to November 6, 2002 to make them correspond more closely to the Redeemable Common Stock Purchase Warrants.

In connection with the SNSI Asset Purchase, the Company agreed to make installment purchase price payments of $750,000 and $1,050,000 by June 29, 1998 and May 30, 1999, respectively, either by deliveries of additional shares of the Company's Common Stock or by cash payments or any combination thereof. The $750,000 installment payment was to be reduced by the aggregate amount that gross revenues, net of returns and allowances, during the 12-month period ended April 30, 1998, from (i) sales (other than sales of Choc-Quilizer) of the purchased network marketing organization, sales to Market America, Inc. (an unrelated network marketing company) and sales to retail outlet stores, are less than $2,500,000 and (ii) the Company's sales of Choc-Quilizer are less than $4,000,000 during such 12-month period. As of September 30, 1998 the specified sales requirement had not been met, therefore the $750,000 installment payment was reduced to zero and no payment was required. Furthermore, the $1,050,000 installment payment shall also be reduced by the aggregate amount that gross revenues, net of returns and allowances, during the 12-month period ended March 31, 1999, from such sales are less than $5,000,000 and less than $8,000,000, respectively, during such 12-month period. Based upon current sales levels the Company believes that the $1,050,000 installment payment will be reduced to zero and no payment will be required. The value of the Common Stock to be issued and delivered, if any, will be based upon the average of the closing prices of the Common Stock on the last three trading days of the month preceding the month in which the applicable 12-month period ends.

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

                                       REGISTRANT:
                                       ADVANTAGE MARKETING SYSTEMS, INC.

Date: November 13, 1998                By: /s/ ROGER P. BARESEL
                                          -----------------------------------
                                           Roger P. Baresel,
                                           President, Chief Financial
                                           and Accounting Officer