Form 10KSB/A
period 1997-12-31
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 1999-02-10
CIK 841866

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549




                                    FORM 10-KSB/A
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                       For fiscal year ended December 31, 1997


                          Commission File Number: 000-22279




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

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   FORM 10-KSB/A
                     For the Fiscal Year Ended December 31, 1997


                                  TABLE OF CONTENTS


Item 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3
Item 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14
Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14
Item 4.     Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . .     15
Item 5.     Market for the Company's Common Equity and Related Stockholder Matters . . . . . . . . . . .     16
Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations. . . .     17
Item 7.     Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . .     25
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . .     25
Item 9.     Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . .     26
Item 10.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26
Item 11.    Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . .     29
Item 12.    Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . .     30
Item 13.    Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . . . . . . . . . . . . .     32
SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     34


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

     WEIGHT MANAGEMENT AND DIETARY SUPPLEMENT PRODUCTS. The Company believes that the weight management and dietary supplement category is expanding because of heightened public awareness of reports about the positive effects of weight management and dietary supplements on health. Many individuals also use dietary supplements as a means of preventative health care. The Company believes several factors account for the steady growth of the dietary supplement category, including increased public awareness of the reported health benefits of dietary supplements and favorable demographic trends toward older Americans who are more likely to consume dietary supplements.

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

     PERSONAL CARE PRODUCTS. The Company believes that the personal care products market is a mature category that has been historically immune to swings in the economy. According to the Direct Selling Association, the United States retail market for personal care and wellness products exceeded $8.8 billion in 1996. Manufacturers and distributors of personal care products must continually improve existing products, introduce new products and communicate product advantages to consumers. With the aging population, there appears to be a growing demand for a wide spectrum of new products in the area of skin care.

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

     The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. Historically, the Company has relied upon its manufacturer's product liability insurance for coverage. The Company obtained product liability insurance coverage in its own name in 1997. The limits on this coverage are $4,000,000 per occurrence and $5,000,000 aggregate. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the manufacturers of the Company's products carry product liability insurance which covers the Company's products. The Company has agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by the Company, and the Company has agreed to indemnify Chemins against claims arising from claims made by the Company's distributors for products manufactured by Chemins and marketed by the Company. Although the Company has never had a product liability claim, such claims against the Company could result in material losses to the Company.

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

NETWORK MARKETING

     The Company markets its product line through independent distributors in a network marketing organization, which consists of more than 25,000 "active" distributors as of March 20, 1998. At December 31, 1997 the Company had
23,400 "active" distributors compared to 10,600 and 8,100 "active" distributors at December 31, 1996 and 1995, respectively. A distributor is considered "active" if the distributor purchased $50 or more of the Company's products within the preceding 12 months. Distributors are independent contractors who purchase products directly from the Company for resale to retail consumers. Distributors may elect to work on a full-time or part-time basis. The Company believes that its network marketing system appeals to a broad cross-section of people, particularly those seeking to supplement family income, start a home business or pursue employment opportunities other than conventional, full-time employment, and that a majority of its distributors therefore work on a part-time basis.

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

     In a recent case, WEBSTER V. OMNITRITION INTERNATIONAL, INC., 79 F.3d 776 (9th Cir. 1996), the United States Court of Appeals held that a class action brought against Omnitrition International, Inc. ("Omnitrition"), a multilevel marketing seller of nutritional supplements and skin care products, should be allowed to proceed to trial. The plaintiffs, former distributors of Omnitrition's products, alleged that Omnitrition's selling program was an illegal pyramid scheme and claimed violations of RICO and several federal and state fraud and securities laws. Despite evidence that Omnitrition complied with the AMWAY standards, the court ruled that a jury would have to decide whether Omnitrition's policies, many of which apparently were similar to compliance policies adopted by the Company, were adequate to ensure that Omnitrition's marketing efforts resulted in a legitimate product marketing and distribution structure and not an illegal pyramid scheme. The Company believes that its marketing and sales programs differ in significant respects from those of Omnitrition, and that the Company's marketing program complies with applicable law. The two most significant differences are (i) the Omnitrition marketing plan required distributors to purchase $2,000 in merchandise in order to qualify for bonuses as compared to $50 under the Company's marketing program and (ii) the Omnitrition inventory repurchase policy was limited to products that were less than three months old as compared to one year under the Company's inventory repurchase policy. A lesson from the OMNITRITION case is that a selling program which operates to only generate the minimum purchase necessary to qualify for bonuses is suspect and that a selling program must operate to generate purchases independently of the payment of bonuses, i.e. "for intrinsic value", in order to have a legitimate product marketing and distribution structure. The Company believes that its selling program operates to generate significant purchases "for intrinsic value" as demonstrated by its sales figures. During the month of December 1997, 8,024 of the Company's distributors placed a total of 9,251 orders averaging $81 in size while only a single $50 order per month is necessary to qualify for bonuses. In view of the holding of the court of appeals in the OMNITRITION case, however, there can be no assurance that, if challenged, the Company would prevail against private plaintiffs alleging violations of anti-pyramid and securities laws. A final ruling against the Company in such a suit could result in the imposition of a material liability against the Company. Moreover, even if the Company were successful in defending against such suit, the costs of such defense, both in dollars spent and in management time, could be material and adversely affect the Company's operating results. In addition, the negative publicity of such a suit could adversely affect the Company's sales and ability to attract and retain distributors.

     Nutrition for Life International, Inc. ("NFLI"), a competitor of the Company and a multi-level seller of personal care and nutritional supplements, recently announced that it had settled class action litigation brought by distributors alleging fraud in connection with the operation of a pyramid scheme. NFLI agreed to pay in excess of $3 million to settle claims brought on behalf of its distributors, and related securities fraud claims brought on behalf of certain purchasers of its stock. The Company believes that its marketing program is significantly different from the program allegedly promoted by NFLI and that the Company's marketing program is not in violation of anti-pyramid laws or regulations. Two issues in the NFLI matter were a $1,000 buy-in urged on new recruits, and the paying of commissions on product vouchers prior to the actual delivery of product. By design, the Company's marketing program offers no incentive to anyone to make a large personal purchase nor does the Company use product vouchers. Actual average order size in December, 1997 was $81. However, there can be no assurance that claims similar to the claims brought against NFLI and other multi-level marketing organizations will not be made against the Company, or that the Company would prevail in the event any such claims were made. Furthermore, even if the Company were successful in defending against any such claims, the costs of conducting such a defense, both in dollars spent and in management time, could be material and adversely affect the Company's operating results and financial condition. In addition, the negative publicity of such a suit could adversely affect the Company's sales and ability to attract and retain distributors.

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


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any pending litigation. In September 1995, the Oklahoma Department of Securities commenced an investigation of the Company and the AMS Distributor Stock Pool (the "Pool") related to the availability of exemptions under the Oklahoma Business Opportunity Act with respect to the Company's network marketing activities and employees of the Company without registration as broker-dealers, the purchase and resale of the Company's Common Stock by officers and directors of the Company in the public market. As the investigation progressed, the investigation narrowed to focus on the activities associated and related to the Pool. The Pool, under which the Company's independent distributors were permitted to participant on a voluntary basis, was formed in 1990. Participants made contributions to the Pool and, from such contributions, the administrator of the Pool purchased on a monthly basis the Company's Common Stock in the over-the-counter market for the participants. All purchase transactions were executed and effected through a registered broker-dealer. All records of ownership of the Common Stock held by the Pool were maintained at the offices of the Company. The Pool only purchased shares of Common Stock and did not sell shares on behalf of the participants. As of December 31, 1997, the Pool held approximately 245,000 shares of Common Stock for and on behalf of the participants. Each participant has sole voting rights with respect to those shares of Common Stock held for such participant's benefit. In the event a participant desires to sell the Common Stock held for his benefit by the Pool, certificates representing such shares are delivered to such participant for the purpose of effecting such sale. The Oklahoma Department of Securities took the position that the offer and sale of participation rights in the Pool violated the registration provisions of the Oklahoma Securities Act. During October 1997, the Company ceased accepting additional contributions to the Pool and effecting purchase transactions in the Common Stock. On November 4, 1997, the Company, John W. Hail, Curtis H. Wilson, Sr. and Roger P. Baresel, directors and executive officers of the Company, entered into an agreement with the Administrator of the Oklahoma Department of Securities in settlement of the investigation without any action having been taken against the Company and its officers and directors. Pursuant to such agreement, John W. Hail reimbursed the Department its costs of the investigation without entitlement to reimbursement by the Company or any of its other officers and directors. Under the terms of such agreement, the Company and Messrs. Hail, Wilson and Baresel agreed to notify the Department of any proposed offer or sale of additional securities by the Company or each of Messrs. Hail, Wilson and Baresel pursuant to any registration exemption under the Oklahoma Securities Act, for a period of three years ending on November 6, 2000.

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

RECENT SALES OF UNREGISTERED SECURITIES

     During the year ended December 31, 1997, the Company sold the following unregistered shares of Common Stock pursuant to exercise of stock options held by employees or former employees of the Company:

                                                    NUMBER
                                                   OF SHARES
                           DATE OF    PURCHASE     OF COMMON
                        PURCHASE OR   PRICE PER      STOCK         NET
     NAME                 ISSUANCE      SHARE      PURCHASED   PROCEEDS(1)  CONSIDERATION
---------------------   -----------   ---------    ---------   -----------   ------------
R. & R. Nance . . . .      2-28-97      2.16         6,945       15,001         Cash
D. Melakayil  . . . .      3-18-97      2.00         1,250        2,500         Cash
T. Melakayil. . . . .      3-18-97      2.00         1,250        2,500         Cash
M. Walke. . . . . . .      5-29-97      1.60         6,250       10,000         Cash
W. Hargrove . . . . .      5-29-97      1.60        25,000       40,000         Cash
M. Steers . . . . . .      5-29-97      1.60         6,250       10,000         Cash
R. Baresel. . . . . .     12-28-97      1.60         7,862       12,579         Stock(2)
J. Duncan . . . . . .     12-28-97      1.60        15,000       24,000         Cash
L. Hooter . . . . . .     12-28-97      1.60        11,007       17,611         Stock(2)
D. Huff . . . . . . .     12-28-97      1.60         7,862       12,579         Stock(2)
D. Loney. . . . . . .     12-28-97      1.60         6,250       10,000         Cash
D. Morgan . . . . . .     12-28-97      1.60        25,000       40,000         Cash

--------------------
(1) No underwriting discounts or commissions were paid with respect to such sales.
(2) The exercise price or considerationn for purchase of the shares of Common Stock was paid in shares of the Company's Common Stock pursuant to cashless exercise provisions of the respective stock option agreements.

     Each of the foregoing named individuals was or is an officer, director, employee and/or greater than five percent shareholder of the Company. The Common Stock purchase by each was sold pursuant to Rule 506 of Regulation D in connection with the exercise of stock options.

     Pursuant to a Stock Purchase Agreement having an effective date of January 31, 1997, (the "CII Purchase Agreement"), the Company acquired the issued and outstanding capital stock of Chambre International, Inc., a Texas corporation. The Company issued and delivered 6,842 shares of Common Stock on January 31, 1997, and issued and delivered an additional 7,518 shares of Common Stock to the shareholders of Chambre International, Inc. on March 31, 1997, pending determination of certain liabilities. The shares of Common Stock were issued pursuant to Rule 506 of Regulation D.

     Pursuant to an Asset Purchase Agreement dated April 16, 1997, the Company issued and delivered 125,984 shares of Common Stock to Solution Products International, Inc. for its own account and as agent for and on behalf of Stay 'N Shape International, Inc., Nation of Winners, Inc., and Now International, Inc. The shares of Common Stock were issued pursuant to Rule 506 of Regulation D.

     With respect to each of the foregoing Common Stock sale transactions, the Company relied on 4(2) of the Securities Act of 1933 and Regulation D for exemption from the registration requirements of the Act. Prior to purchase of the Common Stock, each purchaser was furnished copies of the Company's most recent Form 10-KSB Annual Report, Form 10-QSB Quarterly report and other reports filed with the Commissino during the year of purchase, and each had the opportunity to verify the information supplied. Additionally, the Company obtained a signed representation from each of the foregoing persons in connection with the purchase of the Common Stock of his or her intent to acquire such Common Stock for the purpose of investment only, and not with a view toward the subsequent distribution thereof; each of the certificates representing the Common Stock of the Company has been stamped with a legend restricting transfer of the securities represented thereby, and the Company has issued stop transfer instructions to U.S. Stock Transfer Inc., the Transfer Agent for the Common Stock of the Company, concerning all certificates representing the Common Stock issued in the above-described transactions.

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

     SNSI ASSET PURCHASE. The Company purchased all of the assets, including the network marketing organizations, of Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., and Now International, Inc. pursuant to an Asset Purchase Agreement dated April 16, 1997. In connection with the SNSI Asset Purchase, the Company paid cash of $1,174,441 and issued 125,984 shares of Common Stock at closing and agreed to either issue additional shares of the Company's Common Stock having an aggregate market value equal to, or make a cash payment of, or combination thereof, $750,000 and $1,050,000 on or before June 29, 1998, and May 30, 1999, respectively, subject to reduction for variance from specified sales targets, which will be accounted for as purchase price adjustments under the purchase method of accounting. As a result of the SNSI Asset Purchase, the Company added 39 products to its line, 38 in the weight management and dietary supplement categories and one in the personal care category, and 3,000 additional distributors.

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

     The share of common stock and 1997-A warrant comprising each unit were separately transferable immediately after the sale of the units to the Rights Holders and Warrant Holders. Each 1997-A warrant was exercisable at any time 90 days after January 16, 1997, and on or before January 31, 1999, to purchase one share of common stock for $12.00, subject to adjustment in certain events, and may be redeemed by the Company at any time upon 30 days' notice, at a price of $.0001 per 1997-A warrant. As of January 8, 1998, the Company reduced the exercise price of the 1997-A Warrants from $12.00 to $3.40 and extended the exercise period from January 31, 1999 to November 6, 2002 to make the terms of the 1997-A Warrants correspond more closely to the terms of the Redeemable Common Stock Purchase Warrants.

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

     UNITS OFFERING. On November 12, 1997, the Company completed the offering of 1,495,000 units, each consisting of one share of Common Stock and one Redeemable Common Stock Purchase Warrant (the "Units"), and the Company received proceeds of $6,050,000 (the "Units Offering"). As of January 6, 1998, the exercise price of the redeemable Common Stock Purchase Warrants was adjusted from $5.40 to $3.40 representing 120 percent of the average daily closing price of the Company's Common Stock for the preceding 20 day period as prescribed in the prospectus of the Units Offering. The Redeemable Common Stock Purchase Warrants are exercisable to purchase one share of common stock for $3.40 on or before November 6, 2002. In connection with the Units Offering, the Company sold to Paulson Investment Company, Inc. and Joseph Charles & Assoc., Inc., the representatives of underwriters of the Units Offering, warrants exercisable for the purchase of 130,000 Units for $5.40 per Unit (the "Underwriters' Warrants") after November 6, 1998, and on or before November 6, 2002.

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

YEAR 2000 COMPUTER SYSTEM COMPLIANCE

     The Company has two primary computer systems both of which were developed employing six digit date structures. Where date logic requires the year 2000 or beyond, such structures may produce inaccurate results. Management has substantially completed the implementation of a program to comply with year 2000 requirements on a system-by-system basis including information technology ("IT") and non-IT systems (e.g., micro controllers). Management expects the program to be complete during 1999 at which time the Company's computer systems are expected to be year 2000 compliant.

     Management has evaluated its in-house supported IT systems has identified certain internally written IT system programs that have date dependent calculations or operations that are affected by this six digit date structure. The Company's vendor-supported IT system has been updated and certified year 2000 compliant by the vendor. Non-IT systems including all personal computers will be evaluated by a third party contractor, updated if necessary, and certified as compliant during 1999. The Company's risks associated with the year 2000 are mainly its ability to communicate with its distributors, take orders for and ship products and pay its employees, distributors and vendors. Although management's evaluation is complete and vendor certifications are being obtained, a failure of the Company's computer systems or other support systems to function adequately with respect to year 2000 issues could have a material adverse effect on the Company's operations. Based on the limited instances of date sensitive calculations, the Company has concluded that there is no need for a contingency plan; therefore such plan has not been developed. The Company estimates that the total cost of its program to make the Company's computer systems year 2000 compliant is less than $25,000, however, the Company has not obtained independent verification or validation to assure the reliability of its cost estimate.

     The Company is in the early process of contacting its major suppliers to determine if their systems will be year 2000 compliant on a timely basis. In the event that the Company experiences product unavailability or supply interruptions due to year 2000 non-compliance by its suppliers, management believes that it would be able to obtain alternative sources of its products. A significant delay or reduction in availability of products, however, could also have a material adverse effect on the Company's operations.

COMMITMENTS AND CONTINGENCIES

     RECENT REGULATORY DEVELOPMENTS - A Significant portion of the Company's net sales has been and is expected to continue to be, dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 29.5 percent, 39.1 percent, and 31.5 percent of net sales for the years ended 1997, 1996, and 1995, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, the Company offers AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration ("FDA") issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which claimed for the Company's product).
On June 4, 1997, the FDA proposed a regulation which will, if it becomes effective as proposed, significantly limit the ability of the Company to sell AM-300 and any other weight management products which contain ephedra or ephedrine. If the FDA's proposed regulations were to become effective, management believes that the impact on the Company's financial statements could be a material reduction in sales, cost of sales and marketing, distribution and administrative expenses and could result in material losses to the Company, but would not have a significant adverse effect on financial position.

     PRODUCT LIABILITY. The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its product results in injury. Historically, the Company has relied upon its manufacturer's product liability insurance for coverage. The Company obtained product liability insurance coverage in its own name in 1997. The limits on this coverage are $4,000,000 per occurrence and $5,000,000 aggregate. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the manufacturers of the Company's products carry product liability insurance which covers the Company's products. The Company has agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by the Company, and the Company has agreed to indemnify Chemins against claims arising from claims made by the Company's distributors for products manufactured by Chemins and marketed by the Company. Although the Company has never had a product liability claim, such claims against the Company could result in material losses to the Company. See "Business -- Products -- Product Procurement and Distribution; Insurance."

     CHOC-QUILIZER AGREEMENT - In the event that the Company fails to achieve the required contractual sales volumes provided for in the marketing agreement with Tinos, LLC, the Company will need to (i) renegotiate the marketing agreement or (ii) give up its marketing rights to Choc-Quilizer. The Company does not believe that loss of the marketing rights to Choc-Quilizer will have a material adverse effect on the Company's results of operations, financial condition or liquidity.

FUTURE ASSESSMENT OF RECOVERABILITY AND IMPAIRMENT OF GOODWILL AND COVENANTS

     In connection with its various acquisitions (see "--General"), the Company recorded goodwill, which is being amortized on a straight-line basis over periods of 7 to 20 years, and covenants not to compete which are being amortized on a straight-line basis over the life of the contractual covenants (the estimated periods that the Company will be benefitted by such goodwill and covenants). At December 31, 1997, the unamortized portions of the goodwill was $1,700,909 (which represented 16.5 percent of total assets and 18.5 percent of stockholders' equity) and covenants not to compete was $581,791 (which represented 5.6 percent of total assets and 6.3 percent of stockholders' equity). Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets (such as covenants not to compete). For financial reporting purposes, goodwill and all other intangible assets be amortized over the period benefitted. The Company has determined the life for amortizing goodwill based upon several factors, the most significant of which are (i) the size of the distributor network being acquired and (ii) the length of the time the network has been in existence. Management determined that the period to be no less than seven years for the MMI Acquisition and no less than 20 years for the CII Acquisition, SNSI Asset Purchase and the TI Asset Purchase.

     The Company's carrying value and recoverability of unamortized goodwill and covenants not to compete are periodically reveiwed by management of the Company. If the facts and circumstances suggest that the goodwill or covenant may be impaired, the carrying value of goodwill or covenant will be adjusted which will result in an immediate charge against income during the period of the adjustment and/or the length of the remaining amortization period may be shortened, which will result in an increase in the amount of goodwill or covenant amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assuarance that there will not be further adjustments for impairment and recoverability in future periods. Of the various factors to be considered by management of the Company in determining goodwill or covenant, the most significant will be (i) losses from operations, (ii) loss of distributors and customers, and (iii) industry developments, including the Company's inability to maintain its market share, development of competitive products, and imposition of additional regulatory requirements. See "Business--Network Marketing," and "--Regulation." In the event management of the Company determines that goodwill or the covenants not to compete have become impaired, the adjustment for impairment and recoverability will most likely occur during a period of operations in which the Company has sustained losses or has only marginal profitability from operations, and the impairment or increased amortization amount will either increase such losses from operations or further reduce profitability.

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

     In connection with the SNSI Asset Purchase, the Company agreed to make installment purchase price payments of $750,000 and $1,050,000 by June 29, 1998 and May 30, 1999, respectively, either by deliveries of additional shares of the Company's Common Stock or by cash payments or any combination thereof which will be accounted for as purchase price adjustments under the purchase method of accounting. The $750,000 installment payment will be reduced by the aggregate amount that gross revenues, net of returns and allowances, during the 12-month period ended April 30, 1998, from (i) sales (other than sales of Choc-Quilizer) of the purchased network marketing organization, sales to Market America, Inc. (an unrelated network marketing company) and sales to retail outlet stores, are less than $2,500,000 and (ii) the Company's sales of Choc-Quilizer are less than $4,000,000 during such 12-month period. Based upon current sales levels the Company believes that the $750,000 installment payment will be reduced to zero and no payment will be required.
Furthermore, the $1,050,000 installment payment shall also be reduced by the aggregate amount that gross revenues, net of returns and allowances, during the 12-month period ended March 31, 1999, from such sales are less than $5,000,000 and less than $8,000,000, respectively, during such 12-month period. The value of the Common Stock to be issued and delivered, if any, will be based upon the average of the closing prices of the Common Stock on the last three trading days of the month preceding the month in which the applicable 12-month period ends.

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


ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain information relating to compensation paid to or accrued for the named executive for services rendered during the years ended December 31, 1997, 1996 and 1995. No executive officer of the Company received total annual salary and bonus pursuant to a recurring arrangement in excess of $100,000 during 1997, 1996 or 1995.

                                                                                        LONG-TERM
                                               ANNUAL COMPENSATION                  COMPENSATION AWARDS
                                  ----------------------------------------------   SECURITIES UNDERLYING    EXERCISE OR
NAME AND PRINCIPAL POSITION       YEAR      SALARY(1)      BONUS        OTHER(2)          OPTIONS            BASE PRICE
---------------------------       ----      ---------      -----        --------          -------           -----------
John W. Hail . . . . . . . . .    1997      $56,539      $  --          $  --             100,000(3)            $6.00
  Chief Executive Officer                                                                 100,000(3)            $2.70
                                  1996         --           --           22,000                --                  --
                                  1995         --           --           87,684           375,000(4)            $2.00


------------------------

(1) Dollar value of base salary earned during the year.
(2) The Company furnishes the use of an automobile to Mr. Hail, the value of which is not greater than $5,000 annually. During 1996 and 1995, the Company made non-interest bearing advances to the John Hail Agency, Inc., an affiliate of Mr. Hail, of $22,000 and $87,684, respectively.
(3) During 1997 the Company granted 100,000 stock options to Mr. Hail pursuant to the Company's Stock Option Plan, each exercisable for the purchase of one share of Common Stock at an exercise price of $6.00 per share (the market value of the Common Stock on the date of grant). These options were surrendered by Mr. Hail during 1997 in exchange for 100,000 stock options having the same terms other than an exercise price of $2.70 per share of Common Stock (which was equal to the fair value of the Common Stock on the date of exchange).
(4) Adjusted to give effect to the one-for-eight reverse stock split on October 29, 1996. Of the 375,000 stock options received, Mr. Hail transferred by gift 225,000 stock options during 1995.

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

                                                                                          COMMON STOCK
                                                                                 ------------------------------
                                                                                    SHARES          PERCENT OF
                                                                                 BENEFICIALLY          SHARE
NAME AND ADDRESS OF BENEFICIAL OWNER                                                OWNED           OUTSTANDING
------------------------------------                                             ------------       -----------
John W. Hail(1)(2) . . . . . . . . . . . . . . . . . . . . . . . . . .             435,141               9.88%
Curtis H. Wilson(1)(3) . . . . . . . . . . . . . . . . . . . . . . . .             280,945               6.24%
Roger P. Baresel(1)(4) . . . . . . . . . . . . . . . . . . . . . . . .             176,707               4.03%
Harland C. Stonecipher(5). . . . . . . . . . . . . . . . . . . . . . .             120,768               2.84%
R. Terren Dunlap(1)(6) . . . . . . . . . . . . . . . . . . . . . . . .              37,500                .87%
Executive Officers and Directors as a group
   (five persons)(7) . . . . . . . . . . . . . . . . . . . . . . . . .           1,051,061              21.79%

------------------------
(1) A Director or an executive officer of the Company, with a business address of 2601 Northwest Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112-7293.

(2) The number of shares and each percentage presented includes (i) 150,000 shares of Common Stock that are subject to currently exercisable stock options and 1,000 shares of Common Stock that are subject to currently exercisable Redeemable Common Stock Purchase Warrants held by Mr. Hail,
     (ii) 16,500 shares of Common Stock and 1,000 shares of Common Stock that are subject to currently exercisable Redeemable Common Stock Purchase Warrants owned by corporations controlled by Mr. Hail, (iii) 1,000 shares of Common Stock and 1,000 shares of Common Stock that are subject to currently exercisable Redeemable Common Stock Purchase Warrants held by Helen Hail, wife of Mr. Hail, with respect to which Mr. Hail disclaims any beneficial interest (iv) the number of shares and each percentage do not include 100,000 shares of Common Stock that are subject to currently unexercisable stock options held by Mr. Hail.
(3) The number of shares and each percentage presented includes 250,000 shares of Common Stock that are subject to currently exercisable stock options held by Mr. Wilson and 12,338 shares of outstanding Common Stock and 3,000 shares of Common Stock that are subject to currently exercisable Redeemable Common Stock Purchase Warrants held by Ruth Wilson, wife of Mr. Wilson, with respect to which Mr. Wilson disclaims any beneficial interest.
(4) The number of shares consist of and each percentage presented includes (i) 7,500 shares of outstanding Common Stock jointly held by Mr. Baresel and his wife, Judith A. Baresel, (ii) 2,000 shares of Common Stock subject to currently exercisable 1997-A Warrants and 1,000 shares of Common Stock that are subject to currently exercisable Redeemable Common Stock Purchase Warrants held by Mr. Baresel, (iii) 22,500 shares of Common Stock that are subject to currently exercisable stock options held by Mr. Baresel, (iv) 24,845 shares of outstanding Common Stock held by Mrs. Baresel, (v) 87,500 shares of Common Stock that are subject to currently exercisable stock options and 6,000 shares of Common Stock that are subject to currently exercisable Redeemable Common Stock Purchase Warrants held by Mrs. Baresel, and (vii) 12,500 shares of Common Stock that are subject to currently exercisable stock options held by Mrs. Baresel as the custodian for the benefit of the children of Mr. and Mrs. Baresel, with respect to which Mr. Baresel disclaims any beneficial interest.
(5) Mr. Stonecipher is a Director of the Company with a business address of 321 East Main Street, Ada, Oklahoma 74820, and Chairman of the Board and Chief Executive Officer of Pre-Paid Legal Services, Inc. The number of shares consist of and each percentage presented is based upon 120,768 shares of outstanding Common Stock held by Pre-Paid Legal Services, Inc., which may be deemed to be beneficially owned by Mr. Stonecipher.
(6) The number of shares consist of and each percentage presented is based upon 37,500 shares of Common Stock that are issuable upon exercise of stock options.
(7) The number of shares and each percentage presented includes 2,000 shares of Common Stock subject to currently exercisable 1997-A Warrants, 13,000 shares of Common Stock that are subject to currently exercisable Redeemable Common Stock Purchase Warrants and 560,000 shares of Common Stock that are issuable upon exercise of other currently exercisable stock options held by the executive officers and directors as a group.


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

     During the years ended December 31, 1997, 1996 and 1995, the Company paid Curtis H. Wilson, Sr., a Director of the Company, sales commissions of $32,886, $38,337 and $51,669, respectively. These commissions were based upon purchases by Mr. Wilson and his downline distributors in accordance with the Company's network marketing program in effect at the time of the sales. See "Business--Network Marketing."

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

     During 1997, pursuant to the Company's Stock Option Plan, the Company granted Mr. Hail 10-year nontransferable stock options exercisable for the purchase of 100,000 shares of Common Stock for $6.00 per share. On the date of grant of these stock option, the exercise price was equal to the fair value of the Common Stock. These options were surrendered by Mr. Hail in exchange for 100,000 stock options having the same terms other than an exercise price of $2.70 per share of Common Stock, which was equal to the fair value of the Common Stock on the date of exchange.

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

     On December 17, 1996, the Company adopted policies that any loans to officers, directors and five percent or more shareholders ("affiliates") are subject to approval by a majority of not less than two of the disinterested independent directors of the Company and that such loans and other transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties and approved by a majority of not less than two of the disinterested independent directors. As of March 31, 1998, the Board of Directors is comprised of five members, of which R. Terren Dunlap and Harland C. Stonecipher are the only independent directors.

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

    10.12 The Promotional Shares Escrow Agreement, dated November 4, 1997, by and between Advantage Marketing Systems, Inc., John W. Hail, Curtis H. Wilson, Sr., Ruth Wilson, Roger P. Baresel, Judith A. Baresel, R. Terren Dunlap, Pre-Paid Legal Services, Inc., TVC, Inc., and Liberty Bank and Trust Company of Oklahoma City, N.A. (9)

    10.13 The Promotional Shares Escrow Agreement, dated October 31, 1997, by and between Advantage Marketing Systems, Inc., Robert and Retha H. Nance, and Liberty Bank and Trust Company of Oklahoma City, N.A. (9)

    10.14 The Promotional Shares Lock-In Agreement, dated November 5, 1997, by and between Advantage Marketing Systems, Inc., Roger P. Baresel, and Judith A. Baresel. (9)

    27         Financial Data Schedule

------------
        (1) Incorporated by reference to Form 8-K, filed with the Commission on December 11, 1995.
        (2) Incorporated by reference to Amendment No. 3 to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on January 14, 1997.
        (3) Incorporated by reference to Form 8-K, filed with the Commission on July 12, 1996.
        (4) Incorporated by reference to Form 8-K, filed with the Commission on February 18, 1997.
        (5) Incorporated by reference to Form 10-K Annual Report for the year ended December 31, 1989, filed with the Commission on September 18, 1990.
        (6) Incorporated by reference to Amendment No. 1 to Form SB-2 Registration Statement (No. 333-34885), filed with the Commission on October 20, 1997.
        (7) Incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.
        (8) Incorporated by reference to Form 8-K, filed with the Commission on May 1, 1997.
        (9) Incorporated by reference to Amendment No. 1 to Form SB-2 Registration Statement (333-47801), filed with the Commission on October 7, 1998.

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

                                       REGISTRANT:
                                       ADVANTAGE MARKETING SYSTEMS, INC.
                                       (FORMERLY AMS, INC.)

Date: FEBRUARY 10, 1999                By: /s/ JOHN W. HAIL
                                           -------------------------------------
                                           John W. Hail, Chief Executive Officer



Date: FEBRUARY 10, 1999                By: /s/ ROGER P. BARESEL
                                           -------------------------------------
                                           Roger P. Baresel, President, Chief
                                           Financial and Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: FEBRUARY 10, 1999                By: /s/ JOHN W. HAIL
                                          -------------------------------------
                                          John W. Hail, Chief Executive Officer,
                                          Chairman of the Board and Director



Date: FEBRUARY 10, 1999                By: /s/ CURTIS H. WILSON, SR.
                                          -------------------------------------
                                          Curtis H. Wilson, Sr., Vice-Chairman
                                          of the Board and Director



Date: FEBRUARY 10, 1999                By: /s/ ROGER P. BARESEL
                                          -------------------------------------
                                          Roger P. Baresel, President, Chief
                                          Financial Officer and Director



Date: FEBRUARY 10, 1999                By: /s/ R. TERREN DUNLAP
                                          -------------------------------------
                                          R. Terren Dunlap, Director



Date: FEBRUARY 10, 1999                By: /s/ HARLAND C. STONECIPHER
                                          -------------------------------------
                                          Harland C. Stonecipher, Director

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

     ADVERTISING - The Company expenses advertising related to the Company as incurred. Total advertising expense for 1997, 1996 and 1995 was $28,416, $26,410 and $16,044, respectively.

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

     INTANGIBLES - Intangible assets consist of goodwill and covenants not to compete. Goodwill represents the excess of cost over the fair value of the net assets acquired pursuant to the Miracle Mountain International, Inc. ("MMI"), Chambre' International, Inc. ("CII") and Stay 'N Shape International, Inc. ("SNSI") acquisitions (See Note 9). The Company amortizes goodwill from the acquisition of MMI over seven years and from the acquisitions of CII and SNSI over twenty years. Covenants not to compete are being amortized over the life of the contracts. Goodwill amortization for the years ended December 31, 1997 and 1996 was $78,026 and $9,930, respectively. The net amount of goodwill arising from the MMI, CCI and SNSI acquisitions at December 31, 1997 was $92,209, $171,107 and $1,437,594, respectively. The net amount of goodwill arising from the MMI acquisition at December 31, 1996 was $109,232. Covenant amortization for the years ended December31, 1997 and 1996, was $53,431 and $7,778, respectively.

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

     FAIR VALUE DISCLOSURE - The Company's financial instruments include cash and cash equivalents, receivables, short-term payables, notes payable and capital lease obligations. The carrying amounts of cash and cash equivalents, receivables and short-term payables approximate fair value due to their short-term nature. The carrying amounts of notes payable and capital lease obligations approxiamate fair value based on borrowing rates currently available to the Company.

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

     On November 12, 1997, the Company sold 1,495,000 shares of Common Stock and 1,495,000 Redeemable Common Stock Purchase Warrants in units consisting of one share of Common Stock and one Redeemable Common Stock Purchase Warrant from which the Company received net proceeds of $6,050,000. Accumulated offering costs of approximately $720,000 were charged against the proceeds of the offering (the "Units Offering").

     During 1997 in connection with the registration of the Units Offering, certain officers and shareholders agreed to certain escrow and lock-in arrangements required by the Oklahoma Department of Securities until November 6, 2000. The agreement encompasses 470,790 shares of the Company's common stock and stock options and warrants to purchase 728,983 shares of such common stock and does not permit the sale or disposition of such securities by these officers and shareholders.
     There are no conditions under which these shares of common stock, stock options and warrants would be required to be returned to the Company and they are treated as outstanding securities for purposes of the Company's earnings per share calculations.

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

     COMMON STOCK OPTIONS AND OTHER WARRANTS - During 1997, the Company granted 493,100 options at exercise prices ranging from $2.70 per share to $6.00 per share (173,850 shares under the 1995 Option Plan). Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. Options granted on December 26, 1997 have a six month vesting period. During 1997, 135,695 options were exercised of which 46,945, 42,500 and 46,250 were exercised for cash, 15,769 mature shares and notes receivable, respectively. In addition, during this period 319,250 options with a weighted average exercise price of $4.67 per share were voluntarily surrendered and canceled by the Company in exchange for an equal number of options with an exercise price of $2.70 per share, 125,000 other warrants were canceled without exchange for new warrants or options and 2,499 options expired. The exercise price of the exchanged option was equal to the market value of the Company's stock on the date of the exchange. There was no expense recognized in the Company's financial statements relating to the exchange. See Note 5 for the pro forma effects of SFAS 123.

     During 1995, the Company granted various options at exercise prices ranging from $2.00 per share to $6.48 per share. Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. All of the options granted during 1995 and currently outstanding are currently exercisable. In addition, during 1995 the Company granted other warrants exercisable through June 8, 2000 for the purchase of 125,000 shares for $3.60 per share which are still outstanding and 125,000 shares for $4.96 per share which were canceled in 1997. See Note 5 for the pro forma effects of SFAS 123.

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     The following table summarizes the Company's stock option and other warrants activity for the years ended December 31, 1997, 1996 and 1995 (as restated for the one-for-eight reverse split in October 1996):

                                                           WEIGHTED-                     WEIGHTED-                     WEIGHTED-
                                                           AVERAGE                       AVERAGE                       AVERAGE
                                                           EXERCISE                      EXERCISE                      EXERCISE
                                             1997           PRICE        1996             PRICE         1995            PRICE
                                          ---------        --------   ---------          --------    ---------         --------
     Options and other warrants
       outstanding, beginning of year .  1,528,927          $2.49     1,540,177           $2.52        350,358          $1.66

     Options and other warrants
       granted during the year. . . . .    493,100           3.68          --              --        1,189,819           2.77

     Options exercised
       during the year. . . . . . . . .   (135,695)          1.64          --              --            --              --

     Options and other warrants
       canceled during the year . . . .   (444,250)          4.75          --              --            --              --

     Options expired
       during the year. . . . . . . . .     (2,499)          1.60       (11,250)           6.48          --              --
                                         ---------                    ---------                     ----------

     Options and other warrants
       outstanding, end of year . . . .  1,439,583          $2.28     1,528,927           $2.49      1,540,177          $2.52
                                         ---------                    ---------                     ----------
                                         ---------                    ---------                     ----------
     Fair value of options and
       other warrants granted
       during the year. . . . . . . . .  $ 467,554                         --                       $2,079,708
                                         ---------                    ---------                     ----------

     The weighted average grant-date fair value of options and other warrants granted during 1997 and 1995 was $1.20 and $.84 per share, respectively. There were no options granted during 1996.

                                 OPTIONS AND OTHER WARRANTS OUTSTANDING    OPTIONS AND OTHER WARRANTS EXERCISABLE
                               ------------------------------------------  --------------------------------------
                                                WEIGHTED-
                                                AVERAGE         WEIGHTED-                         WEIGHTED-
                                 NUMBER         REMAINING       AVERAGE          NUMBER           AVERAGE
          RANGE OF             OUTSTANDING     CONTRACTUAL      EXERCISE       EXERCISABLE        EXERCISE
       EXERCISE PRICES         AT 12/31/97        LIFE           PRICE         AT 12/31/97          PRICE
      -----------------        -----------     -----------      --------       -----------        ---------
          $1.60 - 2.70        1,309,583         4.9 years       $2.14           963,233            $1.94
          $3.60 - 6.00          130,000         2.5 years       $3.69           130,000            $3.69
                               ---------                                       ---------
          $1.60 - 6.00        1,439,583                                       1,093,233
                               ---------                                       ---------
                               ---------                                       ---------


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
                                                                            ---------


                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

         1997-A Warrants, end of year. . . . . . . . . . . . . . . . .       337,211
                                                                           ---------
                                                                           ---------
         Redeemable Common Stock Purchase Warrants,
           beginning of year . . . . . . . . . . . . . . . . . . . . .          --
         Redeemable Common Stock Purchase Warrants,
           issued during the year. . . . . . . . . . . . . . . . . . .     1,495,000           $5.40      11/06/97 - 11/06/02
                                                                           ---------
                                                                           ---------
         Redeemable Common Stock Purchase Warrants,
           end of year . . . . . . . . . . . . . . . . . . . . . . . .     1,495,000
                                                                           ---------
                                                                           ---------
       Underwriter's Warrants, beginning of year . . . . . . . . . . .            --
       Underwriter's Warrants issued during the year . . . . . . . . .       130,000           $5.40      11/12/98 - 11/12/02
       Underwriter's Warrants, end of year . . . . . . . . . . . . . .       130,000
                                                                           ---------
                                                                           ---------
       DECEMBER 31, 1996:. . . . . . . . . . . . . . . . . . . . . . .
         Class A Warrants, beginning of year . . . . . . . . . . . . .       524,610           $6.00        4/26/89 - 7/26/97
         Class A Warrants exercised during the year. . . . . . . . . .          (250)          $6.00
                                                                           ---------
         Class A Warrants, end of year                                       524,360
                                                                           ---------
                                                                           ---------
         Class B Warrants. . . . . . . . . . . . . . . . . . . . . . .       525,860           $8.00        4/26/89 - 7/26/97
                                                                           ---------
                                                                           ---------
       DECEMBER 31, 1995:
         Class A Warrants, beginning of year . . . . . . . . . . . . .       525,860           $6.00        4/26/89 - 7/26/97
         Class A Warrants exercised during the year. . . . . . . . . .        (1,250)          $6.00
                                                                           ---------
         Class A Warrants, end of year . . . . . . . . . . . . . . . .       524,610
                                                                           ---------
                                                                           ---------
         Class B Warrant . . . . . . . . . . . . . . . . . . . . . . .       525,860           $8.00        4/26/89 - 7/26/97
                                                                           ---------
                                                                           ---------


     Each warrant entitles the holder to purchase one share of common stock. As of January 8, 1998, the Company reduced the exercise price of the 1997-A Warrants from $12.00 to $3.40 and extended the exercise period from January 31, 1999 to November 6, 2002 to make them correspond more closely to the Redeemable Comon Stock Purchase Warrants.

     As of January 6, 1998, the exercise price of the Redeemable Common Stock Purchase Warrants was adjusted from $5.40 to $3.40 representing 120 percent of the average daily closing price of the Company's Common Stock for the preceding 20 day period as prescribed in the prospectus of the Units Offering.

     There was no expense recognized in the Company's financial statements relating to either of the warrant exercise price reduction as the change only affects allocations of additional paid-in capital because the Redeemable Common Stock Purchase Warrants were issued in conjunction with an equity offering of the Company. The reduced exercise prices exceeded the market value of the Company's Common Stock on the date of the reduction.

     The Redeemable Common Stock Purchase Warrants are subject to redemption by the Company at a price of $0.25 per warrant. All of the outstanding Redeemable Common Stock Purchase Warrants must be redeemed if any are redeemed.

     The Company may redeem the 1997-A Warrants for $0.0001 per warrant. Any redemption of unexercised 1997-A Warrants would be for all such outstanding warrants. The Underwriters' Warrants were issued in connection with the Company's sale of Common Stock and Redeemable Warrants in November 1997 and were in addition to other fees paid to the underwriters. The Underwriters' Warrants entitle the holder to buy one unit consisting of one share of the Company's Common Stock and one warrant for the purchase of one other share of the Company's Common Stock for $3.40.

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

                                                                                    YEARS ENDED DECEMBER 31,
                                                                           -----------------------------------------
                                                                              1997           1996           1995
                                                                           ----------      ---------    ------------
     Net income as reported . . . . . . . . . . . . . . . . . . . . .      $  130,026      $ 825,157    $   249,708
       Adjustment, net of tax . . . . . . . . . . . . . . . . . . . .        (467,554)       --          (2,079,708)
                                                                           -----------     ---------    ------------
     Pro forma net income (loss). . . . . . . . . . . . . . . . . . .      $ (337,528)     $ 825,157    $(1,830,000)
     Net income per common share as reported. . . . . . . . . . . . .      $      .05      $    0.39    $      0.12
       Adjustment, net of tax . . . . . . . . . . . . . . . . . . . .           (0.17)         --             (0.98)
                                                                           -----------     ---------    ------------
     Pro forma net income (loss) per common share . . . . . . . . . .      $    (0.12)     $    0.39    $    ( 0.86)
     Pro forma net income (loss) per common share - assuming
       dilution . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    (0.12)     $    0.26    $     (0.86)
     Weighted average common shares outstanding . . . . . . . . . . .       2,751,771      2,135,097      2,121,944
     Weighted average common shares outstanding - assuming dilution .       3,762,642      3,203,485      2,838,726


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

     During 1995, the Company combined interest payable of approximately $52,000 to the Company's Chief Executive Officer with principal due and began making weekly interest and principal payments of $1,500. The loan was unsecured, due on demand and bore interest at 12%. The loan had been repaid as of December 31, 1996.

     Certain stockholders receive commissions on revenue of the Company. Such commissions are recognized as compensation to the stockholders and are included in selling expense.

     During 1995, the Company's Chief Executive Officer individually entered into lease agreements covering telephone equipment and related software. Such equipment and software are utilized by the Company. During the years ended December 31, 1997, 1996 and 1995 the Company made aggregate monthly payments pursuant to such lease agreements of $19,427, $19,427 and $14,314, respectively.

     During the years ended December 31, 1997, 1996 and 1995, the Company paid a Director of the Company, sales commissions of $32,886, $38,337 and $51,669, respectively.

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

     In connection with the SNSI Asset Purchase, the Company paid cash of $1,174,441 and issued 125,984 shares of the Company's common stock at closing and agreed to either issue additional shares of the Company's common stock having an aggregate fair value equal to, or make cash payments of, or at the Company's sole option any combination thereof, $750,000 and $1,050,000 on or before June 29, 1998, and May 30, 1999, respectively which will be accounted for as purchase price adjustments under the purchase method of accounting. The $750,000 aggregate fair value of the additional shares of the Company's common stock or cash payment shall be reduced by the aggregate amount that gross revenues, net of returns and allowances, during the 12-month period ended April 30, 1998, from (i) sales (other than Choc-Quilizer) of the purchased network marketing organization, sales to Market America, Inc. (an unrelated network marketing company) and sales to retail outlet stores, are less than $2,500,000 and (ii) the Company's sales of Choc-Quilizer are less than $4,000,000 during such 12-month period. Furthermore, the $1,050,000 aggregate fair value of the additional shares of the Company's common stock or cash payment shall be reduced by the aggregate amount that gross revenues, net or returns and allowances, during the 12-month period ended March 31, 1999, from (i) sales (other than Choc-Quilizer) of the purchased network marketing organization, sales to Market
     America, Inc. and sales to retail outlet stores, are less than $5,000,000 and (ii) the Company's sales of Choc-Quilizer are less than $8,000,000 during such 12-month period. The fair value of the Company's common stock on the last three trading days of the month preceding the month in which the applicable 12-month period ends.

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

12.  COMMITMENTS AND CONTINGENCIES

     RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales has been, and is expected to continue to be, dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented
     29.5 percent, 39.1 percent, and 31.5 percent of net sales for the years ended 1997, 1996 and 1995, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, the Company offers AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product).
     On April 10, 1996, the Food and Drug Administration ("FDA") issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for the Company's product). On June 4, 1997, the FDA proposed a regulation which will, if it becomes effective as proposed, significantly limit the ability of the Company to sell AM-300 and any other weight management products which contain ephedra or ephedrine.
     If the FDA's proposed regulations were to become effective, management believes that the impact on the Company's financial statements could be a material reduction in sales, cost of sales and marketing, distribution and administrative expenses and could result in material losses to the Company, but would not have a significant adverse effect on financial position.

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

     On March 11, 1998, the Company filed a Registration Statement, file number 333-47801, with the Securities and Exchange Commission pursuant to which the Company is seeking to register 5,000,000 stock purchase plan participation interests ("Participation Interests") in the Advantage Marketing Systems, Inc. Distributor Stock Purchase Plan (the "Plan").
     The Participation Interests are also being registered in accordance with the Oklahoma Securities Act. The Participation Interests will be offered to the distributors of the Company's products and services ("Eligible Persons"). An Eligible Person electing to participate in the Plan (a "Participant") will be entitled through purchase of the Participation Interests to purchase in the open market through the Plan, shares of common stock, $.0001 par value per share (the "Common Stock"), previously issued by the Company. The Participation Interests are non-transferable; therefore, a market for the Participation Interests will not develop. The proceeds from sale of the Participation Interests will become the Participants' contributions to the Plan which will be used to purchase the Common Stock and will not be placed into escrow pending purchase of the Common Stock. Other than an annual service fee of $5.00 per Participant and a transaction fee of $1.25 per month, the Company will not receive any proceeds from the purchase of the Common Stock by the Plan. The offering price of each Participation Interest will be $1.00, and each Eligible Person will be required initially to purchase a minimum of twenty-five Participation Interests upon electing to participate in the Plan. There is no minimum amount of sales of Participation Interests required.


                                   *  *  *  *  *  *