Form 10QSB/A
period 1998-03-31
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 1999-02-10
CIK 841866

                                    FORM 10-QSB/A

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1998

                                         OR

                  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended                    Commission File Number
          March 31, 1998                            000-22279

                         ADVANTAGE MARKETING SYSTEMS, INC.
               (Exact Name of Registrant as Specified in its Charter)

              Oklahoma                              73-1323256
   (State or Other Jurisdiction            (IRS Employer Identification
 of Incorporation or Organization)                    Number)

       2601 N.W. Expressway, Suite 1210W, Oklahoma City, Oklahoma  73112
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

Exhibit Index appears on page 19.

                         ADVANTAGE MARKETING SYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB/A
                     FOR THE THREE MONTHS ENDED MARCH 31, 1998

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

Part II -Other Information. . . . . . . . . . . . . . . . . . . . . . . . 19

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

                       PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

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

     REVENUE RECOGNITION -The Company recognizes revenue upon shipment of products, training aids and promotional material to the independent distributors.

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

     ADVERTISING -The Company expenses advertising related to the Company AS incurred. Total advertising expense for the three months ended March 31, 1998 and 1997 was $1,515 and $10,184, respectively.

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

     INTANGIBLES -Intangible assets consist of goodwill and covenants not to compete. Goodwill represents the excess of cost over the fair value of the net assets acquired pursuant to the Miracle Mountain International, Inc. ("MMI"), Chambre' International, Inc. ("CII") and Stay 'N Shape International, Inc. ("SNSI") acquisitions. The Company amortizes goodwill from the acquisition of MMI over seven years and from the acquisitions of CII and SNSI over twenty years. Covenants not to compete are being amortized over the life of the contracts. The net amount of goodwill arising from the MMI, CII and SNSI acquisitions at March 31, 1998 was $87,953, $168,865, $1,418,964, respectively. The net amount of goodwill arising from the MMI, and CII acquisitions at March 31, 1997 was $105,638 and $179,207, respectively. Goodwill amortization for the three months ended March 31, 1998 and 1997 was $25,127 and $5,750, respectively. Covenant amortization for the three months ended March 31, 1998 and 1997, was $17,110 and $4,184, respectively.

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

     FAIR VALUE DISCLOSURE -The Company's financial instruments include cash and cash equivalents, receivbles, short-term payables, notes payable and capital lease obligations. The carrying amounts of cash and cash equivalents, receivables and short-term payables approximate fair value due to their short-term nature. The carrying amounts of notes payable and capital lease obligations approximate fair value based on borrowing rates currently available to the Company.

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

     COMMON STOCK OPTIONS AND OTHER WARRANTS -The following table summarizes the Company's stock option and other warrants activity for the three months ended March 31, 1998:

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                    (UNAUDITED)

                                                                         Weighted-
                                                                          Average
                                                                         Exercise
                                                            1998           Price
                                                          ---------      ---------
         Options and other warrants outstanding,
             beginning of period. . . . . . . . . . . . . 1,439,583        $2.28
         Options granted,
             during the period. . . . . . . . . . . . . .        --
                                                          ---------
         Options and other warrants outstanding,
            end of period . . . . . . . . . . . . . . . . 1,439,583        $2.28
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

     PRODUCT LIABILITY -The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. Historically, the Company has relied upon its manufacturer's product liability insurance for coverage. The Company obtained product liability insurance coverage in its own name in 1997. The limits of this coverage are $4,000,000 per occurence and $5,000,000 aggregate. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the manufacturers of the Company's products carry product liability insurance which covers the Company's products. The Company has agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by the Company, and the Company has agreed to indemnify Chemins against claims arising from claims made by the Company's distributors for products manufactured by Chemins and marketed by the Company.

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

6.   RELATED PARTY TRANSACTION

     John W. Hail, Chief Executive Officer and Chairman of the Board of Directors of the Company, is the sole director and shareholder of the John Hail Agency, Inc. ("JHA"). Pursuant to an unwritten agreement, the Company provided office space, utilities and supplies, as well as an occasional part-time administrative staff person, through June 30, 1996, to JHA for a monthly payment of $1,000 as reimbursement of the Company's costs. In addition, the Company made non-interest bearing advances to JHA of $22,000 and $87,684 during the years ended December 31, 1996 and 1995, respectively. Effective June 30, 1996, the Company adopted a policy to not make any further advances to JHA, and JHA executed a promissory note payable to the Company in the principal amount of $73,964 bearing interest at eight percent per annum and payable in 60 installments of $1,499 per month. During the three months ended March 31, 1998 and 1997, JHA made repayments of $4,449 and $4,499, respectively. As of March 31, 1998 the note was $51,354.

     During 1995, John W. Hail individually entered into lease agreements covering telephone equipment and related software and requiring monthly rental payments. Such equipment and software are utilized exclusively by the Company. During the three months ended March 31, 1998 and 1997, the Company made aggregate monthly payments pursuant to such lease agreements of $4,857 and $4,857, respectively.

     During the three months ended March 31, 1998 and 1997, the Company paid Curtis H. Wilson, Sr., a director of the Company, sales commissions of $5,063 and $9,569, respectively. These commissions were based upon purchases by Mr. Wilson and his downline distributors in accordance with the Company's network marketing program in effect at the time of the sales.

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

COMMITMENT AND CONTINGENCIES

RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales has been, and is expected to continue to be, dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 37.9 percent and 32.7 percent of net sales for the three months ended March 31, 1998 and 1997, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occuring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, the Company offers AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration ("FDA") issued a statement warning consumers not to purchase or ingest natural sources of ephedrine with dietary supplements claiming to produce certain effects (none of which are claimed for the Company's product). On June 4, 1997, the FDA proposed a regulation which will, if it becomes effective as proposed, significantly limit the ability of the Company to sell AM-300 and any other weight management products which contain ephedra or ephedrine. If the FDA's proposed regulations were to become effective, management believes that the impact on the Company's financial statements would be a significant reduction in sales, cost of sales and marketing, distribution and administrative expenses and could result in material losses to the Company, but would not result in a significant increase in sales returns nor have a significant adverse effect on financial position.

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

Management has evaluated its in-house supported IT systems and has identified certain internally written IT system programs that have date dependent calculations or operations that are affected by this six digit date structure. The Company's vendor-supported IT system has been updated and certified year 2000 compliant by the vendor. Non-IT systems including all personal computers will be evaluated by a third party contractor, updated if necessary, and certified as compliant during 1999. The Company's risks associated with the year 2000 are mainly its ability to communicate with its distributors, take orders for and ship products and pay its employees, distributors and vendors. Although management's evaluation is complete and vendor certifications are being obtained, a failure of the Company's computer systems or other support systems to function adequately with respect to year 2000 issues could have a material adverse effect on the Company's operations. Based on progress to date and the limited instances of date sensitive calculations, the Company has concluded that there is no need for a contingency plan; therefore such plan has not been developed. The Company estimates that the total cost of its program to make the Company's computer systems year 2000 compliant is less than $25,000, however, the Company has not obtained independent verification or validation to assure the reliability of its cost estimate.

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

                                       REGISTRANT:
                                       ADVANTAGE MARKETING SYSTEMS, INC.

Date: February 10, 1999                By: /S/ ROGER P. BARESEL
                                           ------------------------------------
                                               Roger P. Baresel, President,
                                               Chief Financial and Accounting
                                               Officer