Form 10QSB/A
period 1998-06-30
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 1999-02-10
CIK 841866

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

           (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                  Commission File Number
  June 30, 1998                                          000-22279
------------------                                 ----------------------

                      ADVANTAGE MARKETING SYSTEMS, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Oklahoma                                   73-1323256
    ---------------------------              ----------------------------------
   (State or Other Jurisdiction             (IRS Employer Identification Number)
 of Incorporation or Organization)

   2601 N.W. Expressway, Suite 1210W, Oklahoma City, Oklahoma       73112
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
Title of Class                              Number of Shares outstanding
                                                   at June 30, 1998
Exhibit Index appears on page 22.
                              ---

                      ADVANTAGE MARKETING SYSTEMS, INC.
                      QUARTERLY REPORT ON FORM 10-QSB/A
                   FOR THE THREE MONTHS ENDED JUNE 30, 1998


                              TABLE OF CONTENTS


 Part I  - Financial Information

           Condensed Consolidated Balance Sheets ........................   3

           Condensed Consolidated Statements of Income ..................   4

           Condensed Consolidated Statements of Cash Flows ..............   5

           Notes to Condensed Consolidated Financial Statements .........   7

           Management's Discussion and Analysis of Financial

           Condition and Results of Operations ..........................  15

 Part II - Other Information ............................................  22



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

     ADVERTISING - The Company expenses advertising related to the Company as incurred. Total advertising expense for the three months ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997 was $5,596, $4,347, $7,112 and $14,531, respectively.

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

     INTANGIBLES - Intangible assets consist of goodwill and covenants not to compete. Goodwill represents the excess of cost over the fair value of the net assets acquired pursuant to the Miracle Mountain International, Inc. ("MMI"), Chambre' International, Inc. ("CII") and Stay 'N Shape International, Inc. ("SNSI") acquisitions. The Company amortizes goodwill from the acquisition of MMI over seven years and from the acquisitions of CII and SNSI over twenty years. Covenants not to compete are being amortized over the life of the contracts. The net amount of goodwill arising from the MMI, CII and SNSI acquisitions at June 30, 1998 was $83,697, $166,624 and $1,400,334, respectively. The net amount of goodwill arising from the MMI, CII and SNSI acquisitions at June 30, 1997 was $101,383, $176,965 and $1,474,853, respectively. Goodwill amortization for the three months ended June 30, 1998 and 1997 was $25,127 and $22,022, respectively. Goodwill amortization for the six months ended June 30, 1998 and 1997 was $50,254 and $27,772, respectively. Covenant amortization for the three months ended June 30, 1998 and 1997, was $15,110 and $15,027, respectively. Covenant amortization for the six months ended June 30, 1998 and 1997, was $32,220 and $19,211, respectively.

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

                       ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (UNAUDITED)

     COMMON STOCK OPTIONS AND OTHER WARRANTS - The following table summarizes the Company's stock option and other warrants activity for the three months and six months ended June 30, 1998:

                                    THREE        WEIGHTED-       SIX        WEIGHTED-
                                   MONTHS        AVERAGE       MONTHS       AVERAGE
                                    ENDED        EXERCISE       ENDED       EXERCISE
                                JUNE 30, 1998     PRICE     JUNE 30, 1998    PRICE
                                -------------    --------   -------------   --------
Options and other warrants
    outstanding,
    beginning of period . . . .   1,402,083       $2.28       1,439,583       $2.28

Options granted
    during the period . . . . .      24,750       $3.00          24,750       $3.00

Options exercised
    during the period . . . . .      12,500       $2.00          12,500       $2.00

Options canceled
    during the period . . . . .        --         $2.00          37,500       $2.00
                                  ---------                   ---------

Options and other warrants
   outstanding, end of period .   1,414,333       $2.30       1,414,333       $2.30
                                  ---------                   ---------
                                  ---------                   ---------

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

5.   COMMITMENTS AND CONTINGENCIES

     ADDITIONAL TAX LIABILITY - During 1998, in an effort to facilitate the growth of its distributor network, the Company voluntarily began contacting all of the state sales and use tax authorities to enter into agreements with them whereby the Company would assume the responsibility for collecting and remitting sales and use taxes on behalf of its independent distributors. Certain states had requirements which resulted in an additional tax liability for the Company as a condition of entering into the agreement. As of the date of these financial statements the Company cannot reasonably determine the amount of the liability. The amount of the liability will be determined by the results of certain ongoing negotiations which the Company anticipates concluding within the next 90 days.

                          ADVANTAGE MARKETING SYSTEMS, INC.
                                   AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                     (UNAUDITED)


     The Company believes that if the negotiations are unsuccessful, the additional tax liability could have an adverse impact on the Company's earnings of as much as $372,000, net of related tax effect, and would have a material adverse impact on the Company's results of operations and cash flows for the year ending December 31, 1998, however the adverse impact on the Company's financial position and liquidity would not be material.

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

6.   RELATED PARTY TRANSACTION

     John W. Hail, Chief Executive Officer and Chairman of the Board of Directors of the Company, is the sole director and shareholder of the John Hail Agency, Inc. ("JHA"). Pursuant to an unwritten agreement, the Company provided office space, utilities and supplies, as well as an occasional part-time administrative staff person, through June 30, 1996, to JHA for a monthly payment of $1,000 as reimbursement of the Company's costs. In addition, the Company made non-interest bearing advances to JHA of $22,000 and $87,684 during the years ended December 31, 1996 and 1995, respectively. Effective June 30, 1996, the Company adopted a policy to not make any further advances to JHA, and JHA executed a promissory note payable to the Company in the principal amount of $73,964 bearing interest at eight percent per annum and payable in 60 installments of $1,499 per month. During the three months ended June 30, 1998 and 1997, JHA made repayments of $50,281 and $4,499, respectively. During the six months ended June 30, 1998 and 1997, JHA made repayments of $54,780 and $8,998, respectively. As of June 30, 1998 the note has been paid in full.

     During 1995, John W. Hail individually entered into lease agreements covering telephone equipment and related software and requiring monthly rental payments. Such equipment and software are utilized exclusively by the Company. During the three months ended June 30, 1998 and 1997, the Company made aggregate monthly payments pursuant to such lease agreements of $4,857 and $4,857, respectively. During the six months ended June 30, 1998 and 1997, the Company made aggregate monthly payments pursuant to such lease agreements of $9,714 and $9,714, respectively.

     During the three months ended June 30, 1998 and 1997, the Company paid Curtis H. Wilson, Sr., a director of the Company, sales commissions of $14,182 and $8,199, respectively. During the six months ended June 30, 1998 and 1997, the Company paid Curtis H. Wilson, Sr., sales commissions of $19,245 and $17,768, respectively. These commissions were based upon purchases by Mr. Wilson and his downline distributors in accordance with the Company's network marketing program in effect at the time of the sales.

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

SNSI ASSET PURCHASE. The Company purchased all of the assets, including the network marketing organizations, of Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., and Now International, Inc. pursuant to an Asset Purchase Agreement dated April 16, 1997. In connection with the SNSI Asset Purchase, the Company paid cash of $1,174,441 and issued 125,984 shares of Common Stock at closing and agreed to either issue additional shares of the Company's Common Stock having an aggregate market value equal to, or make a cash payment of, or combination thereof, $750,000 and $1,050,000 on or before June 29, 1998, and May 30, 1999, respectively, subject to reduction for variance from specified sales targets, which will be accounted for as purchase price adjustments under the purchase method of accounting. As of June 29, 1998 the specified sales requirement had not been met, therefore, the $750,000 installment payment was reduced to zero and no payment was required. Based upon current sales levels the Company believes that the $1,050,000 installment payment will be reduced to zero and no payment will be required. As a result of the SNSI Asset Purchase, the Company added 39 products to its line, 38 in the weight management and dietary supplement categories and one in the personal care category, and 3,000 additional distributors.

TOPPMED ASSET PURCHASE. On July 31, 1998, the Company acquired all rights, including formulations and trademarks, for the ToppFast, ToppStamina and ToppFitt products from ToppMed, Inc. ("TI") of Los Angeles, California for a total purchase price of $192,000 which was paid at closing.

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

COMMITMENTS AND CONTINGENCIES

ADDITIONAL TAX LIABILITY - During 1998, in an effort to facilitate the growth of its distributor network the Company voluntarily began contacting all of the state sales and use tax authorities to enter into agreements with them whereby the Company would assume the responsibility for collecting and remitting sales and use taxes on behalf of its independent distributors. Certain states had requirements which resulted in an additional tax liability for the Company as a condition of entering into the agreement. As of the date of this report the Company cannot reasonably determine the amount of the liability. The amount of the liability will be determined by the results of certain ongoing negotiations which the Company anticipates concluding within the next 90 days.

The Company believes that if the negotiations are unsuccessful, the additional tax liability could have an adverse impact on the Company's earnings of as much as $372,000, net of the related tax effects, and would have a material adverse impact on the Company's results of operations and cash flows for the year ending December 31, 1998, however the adverse impact on the Company's financial position and liquidity would not be material.

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

YEAR 2000 COMPUTER SYSTEM COMPLIANCE

The Company has two primary computer systems both of which were developed employing six digit date structures. Were date logic requires the year 2000 or beyond, such structures may produce inaccurate results. Management has substantially completed the implementation of a program to comply with year 2000 requirements on a system-by-system basis including information technology ("IT") and non-IT systems (E.G., micro controllers). Management expects the program to be complete during 1999 at which time the Company's computer systems are expected to be year 2000 compliant.

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

On January 31, 1997, the Company distributed, at no cost, 2,148,191 non-transferable rights ("Rights") to its shareholders of record on such date. Each of the Rights entitled the holder to purchase one unit (consisting of one share of Common Stock and one 1997-A Warrant) on or before March 17, 1997 for $6.80 per unit (the "Rights Offering"). Concurrently with the Rights Offering, the Company redeemed its outstanding Class A and Class B Common Stock Purchase Warrants (the "Public Warrants") for $.0008 per warrant (the "Warrant Redemption") effective on March 17, 1997. In connection with the Warrant Redemption, the Company modified the terms of the Public Warrants and offered to holders of the Public Warrants (the "Warrant Holders") the right to exercise each of the Public Warrants for the purchase of one unit (consisting of one share of Common Stock and one 1997-A Warrant), at an exercise price of $6.00 per unit (the "Warrant Modification Offering"). Proceeds to the Company from the Warrant Modification Offering and the Rights Offering (the "Offerings") were $2,154,357. Accumulated offering costs of $323,076 were charged against the proceeds of the Offerings. Pursuant to the Offerings, the Company issued in units 337,211 shares of Common Stock and 337,211 1997-A Warrants. As of January 8, 1998, the Company reduced the exercise price of the 1997-A Warrants from $12.00 to $3.40 and extended the exercise period from January 31, 1999 to November 6, 2002, to make them correspond more closely to the Redeemable Common Stock Purchase Warrants.

In connection with the SNSI Asset Purchase, the Company agreed to make installment purchase price payments of $750,000 and $1,050,000 by June 29, 1998 and May 30, 1999, respectively, either by deliveries of additional shares of the Company's Common Stock or by cash payments or any combination thereof, which will be accounted for as purchase price adjustments under the purchase method of accounting. The $750,000 installment payment was to be reduced by the aggregate amount that gross revenues, net of returns and allowances, during the 12-month period ended April 30, 1998, from (i) sales (other than sales of Choc-Quilizer) of the purchased network marketing organization, sales to Market America, Inc. (an unrelated network marketing company) and sales to retail outlet stores, are less than $2,500,000 and (ii) the Company's sales of Choc-Quilizer are less than $4,000,000 during such 12-month period. As of June 29, 1998 the specified sales requirement had not been met, therefore the $750,000 installment payment was reduced to zero and no payment was required. Furthermore, the $1,050,000 installment payment shall also be reduced by the aggregate amount that gross revenues, net of returns and allowances, during the 12-month period ended March 31, 1999, from such sales are less than $5,000,000 and less than $8,000,000, respectively, during such 12-month period. Based upon current sales levels the Company believes that the $1,050,000 installment payment will be reduced to zero and no payment will be required. The value of the Common Stock to be issued and delivered, if any, will be based upon the average of the closing prices of the Common Stock on the last three trading days of the month preceding the month in which the applicable 12-month period ends.

                             PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------


Item 1. LEGAL PROCEEDINGS
             None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

             On May 20, 1998, the Company sold 12,500 unregistered shares of Common Stock to D. Huff pursuant to exercise of stock options. D. Huff is an employee of the Company. The exercise price of the stock options was paid by delivery of Common Stock of the Company pursuant to cashless exercise provisions of the stock options. The exercise price or consideration for purchase of the shares of Common Stock was paid in shares of the Company' Common Stock pursuant to cashless exercise provisions of the respective stock option agreements. As a result of the cashless exercise, the Company did not receive any proceeds from sale of the Common Stock.

             The Common Stock purchased by D. Huff was sold pursuant to Rule 506 of Regulation D in connection with the exercise of stock options. With respect to the foregoing Common Stock sale transaction, the Company relied on 4(2) of the Securities Act of 1933 and Regulation D for exemption from the registration requirements of the Securities Act of 1933, as amended. Prior to purchase of the Common Stock, D. Huff was furnished copies of the Company's most recent Form 10-KSB Annual Report, Form 10-QSB Quarterly Report and other reports filed with the Commission during 1998 preceding exercise of the stock options, and D. Huff had the opportunity to verify the information provided. Additionally, the Company obtained a signed representation from D. Huff in connection with the purchase of the Common Stock of the intent to acquire such Common Stock for the purpose of investment only, and not with a view toward the subsequent distribution thereof; the certificates representing the Common Stock of the Company has been stamped with a legend restricting transfer of the securities represented thereby, and the Company has issued stop transfer instructions to U.S. Stock Transfer, Inc., the Transfer Agent for the Common Stock of the Company, concerning all certificates representing the Common Stock issued in the above-described transaction.

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