Form 10QSB/A
period 1998-09-30
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 1999-02-10
CIK 841866

                                 FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

               (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1998

                                      OR

              ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                     Commission File Number
September 30, 1998                                          000-22279
------------------                                    ----------------------

                           ADVANTAGE MARKETING SYSTEMS, INC
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

             Oklahoma                                 73-1323256
     ----------------------------------     ----------------------------
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

Exhibit Index appears on page 22.

                          ADVANTAGE MARKETING SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-QSB/A
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

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................... 15

Part II - Other Information........................................ 22

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

                        PART 1.   FINANCIAL INFORMATION

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

     INTANGIBLES - Intangible assets consist of goodwill and covenants not to compete. Goodwill represents the excess of cost over the fair value of the net assets acquired pursuant to the Miracle Mountain International, Inc. ("MMI"), Chambre International, Inc. ("CII"), Stay 'N Shape International, Inc. ("SNSI") and ToppMed, Inc. ("TI") acquisitions. The Company amortizes goodwill from the acquisition of MMI over seven years and from the acquisitions of CII, SNSI, and TI over twenty years. Covenants not to compete are being amortized over the life of the contracts. The net amount of goodwill arising from the MMI, CII, SNSI and TI acquisitions at September 30, 1998 was $79,441, $164,382, $1,381,705 and $126,933,
     respectively. The net amount of goodwill arising from the MMI, CII and SNSI acquisitions at September 30, 1997 was $97,127, $173,348 and $1,456,224,
     respectively. Goodwill amortization for the three months ended
     September 30, 1998 and 1997 was $25,660 and $25,127, respectively. Goodwill amortization for the nine months ended September 30, 1998 and 1997 was $76,448 and $52,899, respectively. Covenant amortization for the three months ended September 30, 1998 and 1997, was $17,643 and $17,110, respectively. Covenant amortization for the nine months ended September 30, 1998 and 1997, was $52,396 and $36,321, respectively.

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

3.   ADDITIONAL TAX LIABILITY

     ADDITIONAL TAX LIABILITY - During 1998, in an effort to facilitate the growth of its distributor network, the Company voluntarily began contacting all of the state sales and use tax authorities to enter into agreements with them whereby the Company would assume the responsibility for collecting and remitting sales and use taxes on behalf of its independent distributors. Certain states had requirements which resulted in an addiitonal tax liability for the Company as a condition of entering into the agreement. The liability has an adverse impact on the Company's earnings, net of the related tax effect, of $256,300 or $.06 per share. Management believes the liability is a one time nonrecurring charge and will have no further adverse impact on the Company's future results of operations because the ongoing collection and remittance of sales and use tax presents neither additional income nor additional expense to the Company but instead is a pass through item with no income statement effect.

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

     COMMON STOCK OPTIONS AND OTHER WARRANTS- The following table summarizes the Company's stock option and other warrants activity for the three months and nine months ended September 30, 1998:

                                            THREE           WEIGHTED-          NINE         WEIGHTED-
                                         MONTHS ENDED        AVERAGE      MONTHS ENDED       AVERAGE
                                         SEPTEMBER 30,      EXERCISE      SEPTEMBER 30,     EXERCISE
                                             1998            PRICE            1998           PRICE
                                         -------------      ---------     -------------      ---------
Options and other warrants outstanding,
    beginning of period................    1,414,333         $2.30          1,439,583        $2.28

Options granted
    during the period..................       35,000         $2.00             59,750        $2.41

Options exercised
    during the period..................       13,556         $2.70             26,056        $2.36

Options canceled
    during the period..................           --            --             37,500        $2.00
                                           ---------                        ---------

Options and other warrants outstanding,
   end of period.......................    1,435,777         $2.29          1,435,777        $2.29
                                           ---------                        ---------
                                           ---------                        ---------

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

5.   STOCK OPTION PLAN

     During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for grant can consist of
     (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and
     (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors, and consultants. Nonemployee directors are excluded from Plan participation. The option price for shares

                       ADVANTAGE MARKETING SYSTEMS, INC.
                               AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


     of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options shall be exercisable within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. During the year ended December 31, 1997, the Company granted 173,850 net options under the Plan. During the nine months ended September 30, 1998, the Company granted 59,750 options and had 26,056 options exercised under the Plan. No stock appreciation rights are attached to any options outstanding. At September 30, 1998, the Company had 1,435,777 stock options outstanding of which only 220,044 had been granted pursuant to this plan.

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


7.   RELATED PARTY TRANSACTION

     John W. Hail, Chief Executive Officer and Chairman of the Board of Directors of the Company, is the sole director and shareholder of the John Hail Agency, Inc. ("JHA"). Pursuant to an unwritten agreement, the Company provided office space, utilities and supplies, as well as an occasional part-time administrative staff person, through June 30, 1996, to JHA for a monthly payment of $1,000 as reimbursement of the Company's costs. In addition, the Company made non-interest bearing advances to JHA of $22,000 and $87,684 during the years ended December 31, 1996 and 1995, respectively. Effective June 30, 1996, the Company adopted a policy to not make any further advances to JHA, and JHA executed a promissory note payable to the Company in the principal amount of $73,964 bearing interest at eight percent perannum and payable in 60 installments of $1,499 per month. During the three months ended September 30, 1998 and 1997, JHA made repayments of $0 and $4,499, respectively. During the nine months ended September 30, 1998 and 1997, JHA made repayments of $54,780 and $13,497, respectively. As of September 30, 1998 the note has been paid in full.

     During 1995, John W. Hail individually entered into lease agreements coveirng telephone equipment and related software and requiring monthly rental payments. Such equipment and software are utilized exclusively by the Company. During the three months ended September 30, 1998 and 1997, the Company made aggregate monthly payments pursuant to such lease agreements of $4,856 and $4,856, respectively. During the nine months ended September 30, 1998 and 1997, the Company made aggregate monthly payments pursuant to such lease agreements of $14,570 and $14,570, respectively.

     On October 8, 1998, John W. Hail voluntarily surrendered an option to purchase 100,000 shares of the Company's common stock for $2.70 per share with an expiration date of May 20, 2007 in exchange for an option having the same terms other than an exercise price of $1.75 per share of common stock, which was equal to the fair value of the common stock on the date of exchange. These options will become exercisable on April 8, 1999.

     During the three months ended September 30, 1998 and 1997, the Company paid Curtis H. Wilson, Sr., a Director of the Company, sales commissions of $19,292 and $7,815, respectively. During the nine months ended September 30, 1998 and 1997, the Company paid Curtis H. Wilson, Sr., sales commissions of $38,537 and $25,583, respectively. These commissions were based upon purchases by Mr. Wilson and his downtime distributors in accordance with the Company's network marketing program in effect at the time of the sales.

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

Other income (expense) decreased by $352,579 or 8,834.4 percent, to a net expense of $(348,588) during the three months ended September 30, 1998 from $3,991 during the same period in 1997. The decrease was attributable to the one time expense of the settlement of additional tax liability of $421,623 ($256,300 net of the related tax effect). During 1998, in an effort to facilitate the growth of its disributor network the Company voluntarily began contacting all of the state sales and use tax authorities to enter into agreements with them whereby the Company would assume the responsibility for collecting and remitting sales and use taxes on behalf of its independent distributors. Certain states had requirements which resulted in an additional tax liability for the Company as a condition of entering into the agreement. Management believes the liability is a one-time nonrecurring charge and will have no further adverse impact on the Company's future results of operations because the ongoing collection and remittance of sales and use tax represents neither additional income nor additional expense to the Company but instead is a pass through item with no income statement effect.

Income (loss) before taxes decreased by $128,170, or 730.4 percent, to a loss of $(110,622) during the three months ended September 30, 1998, from $17,548 during the same period in 1997. Income before taxes as a percentage of net sales decreased to a loss of (3.0) percent during the three months ended September 30, 1998, from .6 percent during the same period in 1997, primarily as a result of an increase of other expenses due to the one time expense of the settlement of additional tax liability of $421,623 ($256,000 net of the related tax effect) for the three months ending September 30, 1998. The Company recognized a tax benefit during the three months ended September 30, 1998 to adjust year to date income tax expense to the Company's annualized estimate. Income tax expense (benefit) during the three months ended September 30, 1998 and 1997 was $(42,275) and $6,857 respectively.

Net income (loss) decreased by $79,038 or 739.3 percent, to a loss of $(68,347) during the three months ended September 30, 1998, from $10,691 during the same period in 1997. This decrease in net income was primarily the result of the increase in other expenses due to the one time expense of the settlement of additional tax liability of $421,623 ($256,000 net of the related tax effect) offset by the increase in Company's gross profit margin for the three months ending September 30, 1998. Net income (loss) as a percentage of net sales decreased to a loss of (2.0) percent during the three months ended September 30, 1998, from .4 percent during the same period in 1997.

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

Other income (expense) decreased by $177,745 or 1,950.5 percent to a net expense of $(168,632) during the nine months ended September 30, 1998 from $9,113. The decrease was attributable to the one time expense of the settlement of the additional tax liability of $421,623 ($256,300 net of the related tax effect). During 1998, in an effort to facilitate the growth of its disributor network the Company voluntarily began contacting all of the state sales and use tax authorities to enter into agreements with them whereby the Company would assume the responsibility for collecting and remitting sales and use taxes on behalf of its independent distributors. Certain states had requirements which resulted in an additional tax liability for the Company as a condition of entering into the agreement. Management believes the liability is a one-time nonrecurring charge and will have no further adverse impact on the Company's future results of operations because the ongoing collection and remittance of sales and use tax represents neither additional income nor additional expense to the Company but instead is a pass through item with no income statement effect.

Income before taxes increased $183,337, or 85.7 percent, to $397,197 during the nine months ended September 30, 1998, from $213,860 during the same period in 1997. Income before taxes as a percentage of net sales increased to 4.2 percent during the nine months ended September 30, 1998, from 2.8 percent during the same period in 1997, primarily due to the increase in the Company's gross profit margin and offset by the increase of other expenses due to the one time expense of the settlement of the additional tax liability of $421,623 ($256,000 net of the related tax effect). Income taxes during the nine months ended September 30, 1998 and 1997 were $155,744 and $81,377 respectively.

Net income increased $113,938, or 86.0 percent, to $246,421 during the nine months ended September 30, 1998, from $132,483 during the same period in 1997. This increase in net income was primarily the result of the increase in the Company's gross profit margin and offset by the increase of other expenses due to the one time expense of the settlement of the additional tax liability of $421,623 ($256,000 net of the related tax effect). Net income as a percentage of net sales increased to 2.6 percent during the nine months ended September 30, 1998, from 1.7 percent during the same period in 1997.

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

YEAR 2000 COMPUTER SYSTEM COMPLIANCE

The Company has two primary computer systems both of which were developed employing six digit date structures. Where date logic requires the year 2000 or beyond, such structures may produce inaccurate results. Management has substantially completed the implementation of a program to comply with year 2000 requirements on a system-by-system basis including information technology ("IT") and non-IT systems (e.g., microcontrollers). Management expects the program to be completed during 1999 at which time the Company's computer systems are expected to be year 2000 compliant.

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

                           PART II. OTHER INFORMATION
-------------------------------------------------------------------------------


Item 1. LEGAL PROCEEDINGS
            None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

     On July 21, 1998, the Company sold 13,556 unregistered shares of Common Stock to P. Shirley and 31,250 unregistered shares to R. Sanders pursuant to exercise of stock options. Both P. Shirley and R. Sanders are employees of the Company. The exercise price of the stock options was paid by delivery of Common Stock of the Company pursuant to cashless exercise provisions of the stock options. The exercise price or consideration for purchase of the shares of Common Stock was paid in shares of the Company's Common Stock pursuant to cashless exercise provisions of the respective stock option agreements. As a result of the cashless exercise, the Company did not receive any proceeds from sale of the Common Stock.

     The Common Stock purchased by P. Shirley and R. Sanders was sold pursuant to Rule 506 of Regulation D in connection with the exercise of stock options. With respect to the foregoing Common Stock sale transactions, the Company relied on 4(2) of the Securities Act of 1933 and Regulation D for exemption from the registration requirements of the Securities Act of 1933, as amended. Prior to purchase of the Common Stock, P. Shirley and R. Sanders were furnished copies of the Company's most recent Form 10-KSB Annual Report, Form 10-QSB Quarterly Report and other reports filed with the Commission during 1998 preceding exercise of the stock options, and P. Shirley and R. Sanders had the opportunity to verify the information provided.
Additionally, the Company obtained a signed representation from P. Shirley and R. Sanders in connection with the purchase of the Common Stock of the intent to acquire such Common Stock for the purpose of investment only, and not with a view toward the subsequent distribution thereof; the certificates representing the Common Stock of the Company has been stamped with a legend restricting transfer of the securities represented thereby, and the Company has issued stop transfer instructions to U.S. Stock Transfer Inc., the Transfer Agent for the Common Stock of the Company, concerning all certificates representing the Common Stock issued in the above-described transactions.

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