Form 10KSB
period 1998-12-31
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 1999-03-30
CIK 841866

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                         ----------------------------

                                   FORM 10-KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For fiscal year ended December 31, 1998

                         ----------------------------

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

                         ----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered
    -------------------              -----------------------------------------

Common Stock, $0.0001 Par Value                Boston Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 Par Value
                    Redeemable Common Stock Purchase Warrants
                                 1997-A Warrants

                         ----------------------------

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

The aggregate market value of the registrant's common stock, $.0001 par value, held by non-affiliates of the registrant as of March 26, 1999, was $8,906,160 based on the closing bid price on that date as reported by the National Daily Quotation Bureau, Inc. As of March 26 1999, 4,141,014 shares of the registrant's common stock, $.0001 par value, were outstanding.

                         ----------------------------

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                   FORM 10-KSB
                   For the Fiscal Year Ended December 31, 1998

                                TABLE OF CONTENTS


Part I.

Item 1.   Description of Business............................................    3

Item 2.   Description of Property............................................   15

Item 3.   Legal Proceedings..................................................   15

Item 4.   Submission or Matters to a Vote of Security Holders................   15

Part II.

Item 5.   Market for Common Equity and Related Stockholder Matters...........   16

Item 6.   Management's Discussion and Analysis or Plan of Operation..........   17

Item 7.   Financial Statements...............................................   27

Item 8.   Changes In and Disagreements With Accountants on Accounting and
            Financial Disclosure.............................................   27

Part III.

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act................   28

Item 10.  Executive Compensation.............................................   29

Item 11.  Security Ownership of Certain Beneficial Owners and Management.....   31

Item 12.  Certain Relationships and Related Transactions.....................   33

Item 13.  Exhibits and Reports on Form 8-K...................................   35

SIGNATURES...................................................................   38


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

          Certain statements under the captions "Item 6. Management's Discussion and Analysis or Plan of Operation," "Item 1. Description of Business" and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," "expects," "may," "will," or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; the ability of the Company to implement its business and acquisition strategies; changes in the network marketing industry and changes in consumer preferences; competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness; acceptance of new product offerings; and changes in, or the failure to comply with, government regulations (especially food and drug laws and regulations); the ability of the Company and its third party providers to adequately address year 2000 issues; the ability of the Company and it's third party providers to adequately address year 2000 issues: the ability of the Company to obtain financing for future acquisitions; and other factors.

          Chambre-Registered Trademark-, Spark of Life-Registered Trademark-, Young at Heart-Registered Trademark-, Co-Clenz-Registered Trademark-, Stay 'N Shape-Registered Trademark-, Sine-eze-Registered Trademark- and
ToppFast-Registered Trademark- are registered trademarks of the Company, and Choc-Quilizer-TM- is a trademark of Tinos, L.L.C.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

          The Company markets a product line consisting of approximately 100 products in three categories; weight management, dietary supplement and personal care products through a network marketing organization in which independent distributors purchase products for resale to retail customers as well as for their own personal use. The number of the Company's active distributors has increased from approximately 10,600 at December 31, 1996, and approximately 20,400 at December 31, 1997 to approximately 33,000 at December 31, 1998. An "active" distributor is one who purchased $50 or more of the Company's products within the preceding 12 months.

          The distributors in the Company's network are encouraged to recruit interested people to become new distributors of the Company's products. New distributors are placed beneath the recruiting distributor in the "network" and are referred to by the Company as being in that distributor's "downline" organization. The Company's marketing plan is designed to provide incentives for distributors to build, maintain and motivate an organization of recruited distributors in their downline organization to maximize their earning potential. Distributors generate income by purchasing the Company's products at wholesale prices and reselling them at retail prices. Distributors also earn bonuses on product purchases generated by the distributors in their downline organization. See "--Network Marketing."

          On an ongoing basis management reviews the Company's product line for duplication and sales movement and makes adjustments accordingly. As of December 31, 1998, the Company's product line consists of (i) eight weight management products, (ii) 28 dietary supplement products, (iii) 63 personal care products consisting primarily of cosmetic and skin care products and (iv) Dial A Doc. The Company's products are manufactured by various manufacturers pursuant to formulations developed for the Company and are sold to the Company's independent distributors located in all 50 states and the District of Columbia. The Company also sells its personal care products to distributors in Greece who do not use the Company's network marketing system. See "--Products."

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

KEY OPERATING STRENGTHS

          The Company believes the source of its success is its support of and compensation program for its distributors. The Company provides its distributors with high-quality products and a highly attractive bonus program along with extensive Company-sponsored training and motivational events and services. The Company believes that it has established a strong operating platform to support distributors and facilitate future growth. The key components of this platform include the following

        - quality products, many of which emphasize herbs and other natural ingredients to appeal to consumer demand for products that contribute to a healthy lifestyle;

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

GROWTH STRATEGY

          The Company's growth strategy is to expand its product line and network of independent distributors to increase sales. An increase in the number of distributors generally results in increased sales volume, and new products create enthusiasm among distributors, serve as a promotional tool in selling other products, and attract new distributors. Since 1995, the Company has introduced nine new products to its product line in the weight management and dietary supplement categories. Through the Chambre' International, Inc. ("CII") Acquisition, in 1997, the Company added 68 products to its product line in the personal care category and six products to its product line in the dietary supplement category. Through the Stay 'N Shape International, Inc. ("SNSI") Asset Purchase which was consummated on April 16, 1997, the Company added 38 products to its product line in the weight management and dietary supplement categories and one product to its product line in the personal care category. During 1998, the Company introduced ToppFast and Dial A Doc. In connection with the 1996 Miracle Mountain, Inc. ("MMI") Acquisition, the CII Acquisition and the SNSI Asset Purchase, the Company acquired approximately 1,690, 2,100 and 3,000 additional distributors, respectively. See "--Products," "Risk Factors--Dependence on AM-300," and "Item 6. Management's Discussion and Analysis or Plan of Operation--General".

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

          Although the Company intends to focus principally on the expansion of sales within the United States, the Company also intends to expand its sales activities in Greece. In addition, the Company is considering expansion into markets in other countries, although the Company has not formalized any such planned expansion as of December 31, 1998. The Company believes there are numerous additional international markets in which its network marketing organization and products could prove successful.

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

PRODUCTS

          The Company's product line consists of products in the categories of weight management, dietary supplements and personal care. The Company currently markets 100 products, exclusive of variations in product size, colors or similar variations of the Company's basic product line. Management believes that the Company has only one operating segment as defined by accounting standards and, therefore, no segment disclosures are provided.

          WEIGHT MANAGEMENT CATEGORY. During the years ended December 31, 1998 and 1997, 55.5 and 36.7 percent, respectively, of the Company's net sales were derived from the eight products in the weight management category that the Company markets under its Advantage Marketing Systems label. The following products represent the majority of the Company's product sales in the weight management category:

         - AM-300--A specialized blend of herbs, including an ephedra herb concentrate and chromium picolinate.

         - AS-200--A specialized blend of herbs and nutrients in addition to citrin and chromium picolinate.

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

          DIETARY SUPPLEMENT CATEGORY. During the years ended December 31, 1998 and 1997, 33.9 and 37.7 percent, respectively, of the Company's net sales were derived from the 28 products in the dietary supplement category which contain herbs, vitamins, minerals and other natural ingredients. They are sold under the Advantage Marketing Systems, Stay 'N Shape and Chambre' labels. The following products represent the majority of the Company's product sales in the dietary supplement category:

         - Shark Cartilage Complex--Manufactured from shark fin cartilage and a blend of curcumin, boswellin and vanadium.

         - Super Anti-Oxidant--A blend of enzyme-active and phyto-nutrient rich whole food and herbal antioxidant concentrates including proanthocyanidins.

         - Colloidal Plus--A natural assortment of 77 plant-derived colloidal minerals in a time release capsule.

         - Chlorella--Fresh water green algae containing amino acids of protein, nucleic acids, fibers, vitamins and minerals.

          As a result of the SNSI Asset Purchase, the Company has recently added several additional products to its line in the dietary supplement category that are being marketed under its Advantage Marketing Systems or Stay 'N Shape labels, including Formula of Life Colloidal Minerals, Stress-Eze and Spark of Life.

          PERSONAL CARE CATEGORY. In January 1997, the Company dramatically expanded and improved its product line by acquiring CII and its line of skin care, hair care, family care and cosmetic products. CII had been marketing its products for over 24 years. During the years ended December 31, 1998 and 1997,
2.1 and 3.1 percent, respectively, of the Company's net sales were derived from 63 personal care products marketed primarily under the Chambre label in the personal care category. The following products represent the majority of the Company's product sales in the personal care category:

         - NH2 Lift System--A three-part skin-care system combining enzymatic exfoliation and isometric action to firm the skin, build muscle tone and lift the face.

         - Skin Care Collections--Include cleansing lotion, skin freshener, oatmeal scrub, night treatment, moisturizer and protein or moisture masque.

         - Hair Care Systems--Include keratin shampoo, conditioning rinse, reconstruction, hair hold, and style and set.

         - Chambre Cosmetics--Include foundations, mascara, lipliners, eyeliners, powder and cream blushes, lip colors and eyeshadows.

          DIAL A DOC. Effective May 1, 1998, the Company began offering the Dial A Doc service to members of its monthly auto-ship program. Dial A Doc is a 24 hour a day service which allows participants to speak with and ask questions of board certified, private practice physicians anytime, seven days a week. Members access the service through a toll-free telephone number and a personal identification number. During the year ended December 31, 1998, less than one percent of the Company's net sales were derived from the Dial A Doc service.

          PROMOTIONAL MATERIALS. The Company also derives revenues from the sale of various educational and promotional materials designed to aid its distributors in maintaining and building their businesses. Such materials include various sales aids, informational videotapes and cassette recordings, and product and marketing brochures.

          OTHER PRODUCTS AND SERVICES. Prior to focusing on weight management, dietary supplement and personal care products in October 1993, the Company marketed various packages of consumer benefit services provided by third-party providers. The consumer benefit services consist of a discount shopping service, a grocery coupon service, a discount travel service, pre-paid legal services, and a variety of other consumer benefits. The services under these consumer benefit programs, except for the pre-paid legal services, are provided by Consumer Benefit Services, Inc. The pre-paid legal services are provided by Pre-Paid Legal Services, Inc. The Company no longer actively markets these programs, although it continues to maintain the existing memberships. These program membership sales represented less than one percent of the Company's net sales for the years ended December 31, 1998 and 1997.

          NEW PRODUCT IDENTIFICATION. The Company expands its product line through the development and acquisition of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, the Company's management, consultants, distributors and other outside parties. Potential product acquisitions are identified in a similar manner. Prior to introducing new products, the Company investigates product formulation as it relates to regulatory compliance and other issues. See "-Regulation".

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

          RECENT REGULATORY DEVELOPMENTS. A significant portion of the Company's net sales has been, and is expected to continue to be, dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 49.7 percent, 29.5 percent, and 39.1 percent of net sales for the years ended 1998, 1997 and 1996 respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, the Company offers AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration ("FDA") issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for the Company's product). On June 4, 1997, the FDA proposed a regulation which will, if it becomes effective as proposed, significantly limit the ability of the Company to sell AM-300 and any other weight management products which contain ephedra or ephedrine. Although the Company has never had a product liability claim, such claims against the Company could result in material losses to the Company. See "Risk Factors--Regulation" and "--Regulation".

          PRODUCT PROCUREMENT AND DISTRIBUTION; INSURANCE. Essentially all of the Company's product line in the weight management and dietary supplement categories is manufactured by Chemins utilizing the Company's product formulations. Essentially all of the Company's product line in the personal care category is manufactured by GDMI, Inc., Custom Cosmetics, Inc. and Columbia Cosmetics, Inc.

          In connection with the SNSI Asset Purchase, the Company succeeded to the rights and obligations of Nation of Winners International, Inc. under the Marketing and Distribution Agreement with Tinos, L.L.C. (the "Marketing Agreement"), pursuant to which the Company acquired the exclusive worldwide right to market Choc-Quilizer for the purpose of appetite suppression and weight control through December 6, 2006. The Marketing Agreement is subject to termination by Tinos, L.L.C. upon 60 days' written notice in the event the Company does not obtain a sales volume of 300,000 units of 90 count capsules or caplets of Choc-Quilizer during the period from the date of the license through December 5, 1998, or reasonable sales volumes during each 12-month period thereafter. Based upon current sales levels the Company has not met the required sales volume, however, the Company is in the process of evaluating several alternatives that should increase the likelihood of the Company meeting the required sales volume.

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

          The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. Historically, the Company has relied upon its manufacturer's product liability insurance for coverage. The Company obtained product liability insurance coverage in its own name in 1997. The limits on this coverage are $4,000,000 per occurrence and $5,000,000 aggregate. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the manufacturers of the Company's products carry product liability insurance which covers the Company's products. The Company has agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by the Company, and the Company has agreed to indemnify Chemins against claims arising from claims made by the Company's distributors for products manufactured by Chemins and marketed by the Company. Although the Company has never had a product liability claim, such claims against the Company could result in material losses to the Company.
See "Item 1. Description of Business--Products--Product Procurement and Distribution."

          All of the items in the Company's product line include a customer satisfaction guarantee. Within 30 days of purchase, any retail customer or distributor who is not satisfied with a Company product for any reason may return it or any unused portion to the distributor from whom it was purchased or to the Company for a full refund or credit toward the purchase of another Company product. Distributors may obtain replacements from the Company for products returned to them by retail customers if they return such products to the Company on a timely basis. Furthermore, in most jurisdictions, the Company maintains a buy-back program pursuant to which it will repurchase products sold to a distributor (subject to a 10 percent restocking charge), provided that the distributor resigns from the Company and returns the product in marketable condition within 12 months of original purchase, or longer where required by applicable state law or regulations. The Company believes this buy-back policy addresses a number of the regulatory compliance issues pertaining to network marketing systems. For the years ended December 31, 1998 and 1997, the cost of products returned to the Company was two percent of gross sales.

          The Company's product line is distributed principally from the Company's facilities in Oklahoma City or from its Regional Success Centers. Products are warehoused in Oklahoma City and at selected Regional Success Centers.

NETWORK MARKETING

          The Company markets its product line through independent distributors in a network marketing organization, which consists of approximately 33,000 "active" distributors as of December 31, 1998. At December 31, 1997 the Company had approximately 20,400 "active" distributors compared to approximately 10,600 "active" distributors at December 31, 1996. A distributor is considered "active" if the distributor purchased $50 or more of the Company's products within the preceding 12 months. Distributors are independent contractors who purchase products directly from the Company for resale to retail consumers. Distributors may elect to work on a full-time or part-time basis. The Company believes that its network marketing system appeals to a broad cross-section of people, particularly those seeking to supplement family income, start a home business or pursue employment opportunities other than conventional, full-time employment, and that a majority of its distributors therefore work on a part-time basis.

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

          To aid distributors in easily meeting the monthly personal product purchase requirement to qualify for bonuses, the Company developed the "Q-Club" in 1994. Under the Q-Club purchasing arrangement, distributors establish a standing product order for an amount in excess of $50 which is automatically charged to their credit cards or deducted from their bank accounts each month prior to shipment of the ordered products. At December 31, 1998, 1997 and 1996, the Company had 13,000, 7,000 and 3,800 distributors participating in the Q-Club, respectively.

          Growth of the network marketing organization is in part attributable to the Company's bonus structure which provides for payment of bonuses on product purchases made by other distributors in a distributor's downline organization. Distributors derive income from several sources. First, distributors earn profits by purchasing from the Company's product line at wholesale prices (which are discounted up to 40 percent from suggested retail prices) and selling the Company's product line to customers at retail. Second, distributors who establish their own downline distributor organizations may earn bonuses of up to 15 percent on product purchases by distributors within the first four levels of their downline organization. Third, distributors who have personally enrolled three active distributors and have (i) $300 per month of Q-Club product purchases by personally enrolled distributors on their first level and (ii) $300 per month of Q-Club product purchases on their second level, become Directors and have the opportunity to build an additional Director downline organization and receive additional bonuses of four percent on product purchases by such downline organization. Fourth, distributors who have personally enrolled six active distributors and have (i) $600 per month of Q-Club product purchases by personally enrolled distributors on their first level and (ii) $600 per month of Q-Club product purchases on their second level, become Silver Directors and have the opportunity to build an additional Silver Director downline organization and receive additional bonuses of five percent on product purchases by such downline organization. Fifth, Silver Directors who have personally enrolled twelve active distributors and have (i) $1,200 per month of Q-Club product purchases by personally enrolled distributors on their first level and (ii) $1,200 per month of Q-Club product purchases on their second level, become Gold Directors and have the opportunity to receive an additional bonus of three percent on product purchases by their Silver Director downline organization. In addition, Gold Directors have the opportunity to receive generation bonuses of up to three percent on the product purchases by distributors of Silver Director downline organizations that originate from their Silver Director downline organization through four generations. Sixth, Gold Directors who maintain the Gold Director requirements and develop four Gold Directors, each one from a separate leg of their downline organization, become Platinum Directors and have the opportunity to build an additional Platinum Director downline organization and receive additional bonuses of five percent on product purchases by such downline organization. Combining these levels of bonuses, the Company's total "pay-out" on products subject to bonuses is approximately 67 percent of the bonus value of product sales. However, in the case of a distributor who is not qualified to receive bonuses (I.E., a distributor who has not purchased $50 or more of the Company's products during the preceding month), the bonuses otherwise payable on the first two levels of those distributors' downline organizations are retained by the Company. Each distributor in the Company's network marketing organization has a Director, a Silver Director, a Gold Director and a Platinum Director, and each Director has a Silver Director, a Gold Director and a Platinum Director, and each Silver Director has a Gold Director and a Platinum Director, and each Gold Director has a Platinum Director. As of December 31, 1998, the Company has 98 Silver Directors, 78 Gold Directors and 11 Platinum Directors.

          Under the Company's Regional Success Center Program, the Company, in its sole discretion, designates distributors to serve as Regional Success Center Directors, and provides them special training and support. Each Regional Success Center Director functions as a product distribution center for the Company. As of December 31, 1998, the Company has 40 Regional Success Center Directors.

          The Company maintains a computerized system for processing distributor orders and calculating bonus payments which enables it to remit such payments promptly to distributors. The Company believes that prompt and accurate remittance of bonuses is vital to recruiting and maintaining distributors, as well as increasing their motivation and loyalty to the Company. The Company makes bonus payments to its distributors weekly, based upon the previous week's product purchases, compared to most network marketing companies that only make monthly bonus payments. During the years ended December 31, 1998, 1997 and 1996, the

Company paid bonuses to 5,400, 4,600 and 3,300 distributors, respectively, in the aggregate amount of $5,487,418, $4,557,355 and $2,727,240, respectively.

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

          Furthermore, in order to facilitate its continued growth and support distributor activities, the Company continually upgrades its management information and telecommunications systems. These systems are designed to provide, among other things, financial and operating data for management, timely and accurate product ordering, bonus payment processing, inventory management and detailed distributor records. Since 1994, the Company has invested more than $900,000 to enhance its computer and telecommunications systems. See "Management's Discussion and Analysis or Plan of Operation--Year 2000 Computer System Compliance".

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

          PRODUCTS. The formulation, manufacture, packaging, storing, labeling, advertising, distribution and sale of the Company's products are subject to regulation by federal agencies, including the Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission (the "CPSC"), the United States Department of Agriculture (the "USDA"), the Environmental Protection Agency (the "EPA") and the United States Postal Service. The Company's activities are also regulated by various agencies of the states, localities and foreign countries in which the Company's products are or may be manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of weight management products, dietary supplements, cosmetics and skin care products, such as those distributed by the Company. FDA regulations require the Company and its suppliers to meet relevant regulatory good manufacturing practices for the preparation, packaging and storage of these products. Good manufacturing practices for dietary supplements have yet to be promulgated but are expected to be proposed. The Dietary Supplement Health and Education Act of 1994 (the "DSHEA") revised the provisions of the Federal Food, Drug and Cosmetic Act ( the "FDCA") concerning the composition and labeling of dietary supplements and, the Company believes, is generally favorable to the dietary supplement industry. The DSHEA created a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the DSHEA grandfathered, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient (I.E., one not on the market before October 15, 1994) will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers of dietary supplements which make a "statement of nutritional support" must have substantiation that the statement is truthful and not misleading.

          The majority of the Company's sales come from products that are classified as dietary supplements under the FDCA. The labeling requirements for dietary supplements have been set forth, in a final rule issued by the FDA on September 23, 1997, and effective with respect to labels affixed to containers beginning after March 23, 1999. These final regulations include how to declare nutrient content information, and the proper detail and format required for the "Supplemental Facts" box. The new labeling regulations will require the Company to revise a substantial number of its labels at an undetermined expense to the Company. Some of the Company's product labels have been revised to be in compliance with the new regulations in advance of March 23, 1999.

Many states have also recently become active in the regulation of dietary supplement products, and may require the Company to modify the labeling or formulation of certain products sold in those states.

          In addition, on April 29, 1998 the FDA published a proposed rule offering guidance and providing limitations on permissible structure/function statements (claims as to the benefit or effect of a product or an ingredient on the body's structure or function) to be placed on labels and in brochures. Comments on this proposed rule were due by August 27, 1998. The Company anticipates that at least 80 percent of the rule as proposed will become final, but this new regulation will not significantly change the way that the FDA currently interprets structure/function statements. Thus, the Company does not expect to make any substantial label revisions based on any new regulation as to structure/function statements.

          As a marketer of products that are ingested by consumers, the Company is subject to the risk that one or more of the ingredients in its products may become the subject of adverse regulatory action. For example, one of the ingredients in AM-300 is ephedra, an herb which contains naturally-occurring ephedrine. The Company's manufacturer uses a powdered extract of that herb when manufacturing AM-300. The extract is an eight percent extract which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. Ephedrine containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals.

          Many companies distribute products containing various amounts of ephedrine. The FDA has received approximately 900 reports of adverse reactions to these products; on April 10, 1996, the FDA issued a statement warning consumers not to purchase or ingest dietary supplements containing ephedrine that are claimed to produce such effects as euphoria, heightened awareness, increased sexual sensations or increased energy, because these products pose significant adverse health risks, including dizziness, headache, gastrointestinal distress, irregular heartbeat, heart palpitations, heart attack, strokes, seizures, psychosis and death. The Company markets AM-300 principally as an aid in weight management.

          On June 4, 1997, the FDA proposed a regulation that will, if it becomes effective as proposed, significantly limit the ability of the Company to sell dietary supplements that contain ephedrine, including the Company's AM-300 product. For the years ended December 31, 1998 and 1997, it represented 49.7 percent and 29.5 percent of the Company's net sales, respectively. The proposed regulation was subject to comment until December 2, 1997. The proposed regulations will become effective 180 days following its issuance as a final regulation. Several trade organizations in the dietary supplement industry have commented on the proposed regulation, requesting substantial modifications. As of December 31, 1998, it is not possible to predict whether the FDA will make any material changes to the proposed regulation.

          The Company is a member of a non-profit corporation, The Ephedra Research Foundation (the "Foundation"), which has contracted with a consulting firm to carry out a clinical study concerning the safety of ephedrine when ingested in combination with caffeine as a dietary supplement. This study is currently being conducted at two sites, Beth Israel-Deaconess Medical Center in Boston, affiliated with Harvard Medical School, and St. Luke's-Roosevelt Hospital in New York City, affiliated with Columbia University.

          In addition, several states either regulate or are considering regulating ephedrine-containing products as controlled substances or are prohibiting the sale of such products by persons other than licensed pharmacists. There is a risk that the Company's AM-300 product may become subject to further federal, state, local or foreign laws or regulations. These regulations could require the Company to (i) withdraw or reformulate its AM-300 product with reduced ephedrine levels or with a substitute for ephedra or ephedrine, (ii) relabel its product with different warnings or revised directions for use, or (iii) not make certain statements, possibly including weight loss claims, with respect to any product containing ephedra or ephedrine. Even in the absence of further laws or regulation, the Company may elect to reformulate or relabel its AM-300 product containing ephedra or ephedrine. While the Company believes that its AM-300 product could be reformulated and relabeled, there can be no assurance that reformulation and relabeling would not have an adverse effect on sales even though such products or related products would not contain ephedra or ephedrine. See "--Products--Recent Regulatory Developments".

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

          COMPLIANCE EFFORTS. The Company retains special legal counsel for advice on both FDA and FTC legal issues. In particular, the Company works closely with special legal counsel who specializes in DSHEA regulations, for label revisions, content of structure/function statements, advertising copy, and also the FDA's position on ephedra-containing products. This relationship reflects the Company's good faith effort to stay in full compliance with all applicable laws governing the manufacture, labeling, sale, distribution, and advertising of its dietary supplements.

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

          In a recent case, WEBSTER V. OMNITRITION INTERNATIONAL, INC., 79 F.3d 776 (9th Cir. 1996), the United States Court of Appeals held that a class action brought against Omnitrition International, Inc. ("Omnitrition"), a multilevel marketing seller of nutritional supplements and skin care products, should be allowed to proceed to trial. The plaintiffs, former distributors of Omnitrition's products, alleged that Omnitrition's selling program was an illegal pyramid scheme and claimed violations of RICO and several federal and state fraud and securities laws. Despite evidence that Omnitrition complied with the AMWAY standards, the court ruled that a jury would have to decide whether Omnitrition's policies, many of which apparently were similar to compliance policies adopted by the Company, were adequate to ensure that Omnitrition's marketing efforts resulted in a legitimate product marketing and distribution structure and not an illegal pyramid scheme. The Company believes that its marketing and sales programs differ in significant respects from those of Omnitrition, and that the Company's marketing program complies with applicable law. The two most significant differences are (i) the Omnitrition marketing plan required distributors to purchase $2,000 in merchandise in order to qualify for bonuses as compared to $50 under the Company's marketing program and (ii) the Omnitrition inventory repurchase policy was limited to products that were less than three months old as compared to one year under the Company's inventory repurchase policy. A lesson from the OMNITRITION case is that a selling program which operates to only generate the minimum purchases necessary to qualify for bonuses is suspect and that a selling program must operate to generate purchases independently of the payment of bonuses, i.e. "for intrinsic value", in order to have a legitimate product marketing and distribution structure. The Company believes that its selling program operates to generate significant purchases "for intrinsic value" as demonstrated by its sales figures. During the month of December, 1998, 16,725 of the Company's distributors placed a total of 20,474 orders averaging $61 in size while only a single $50 order per month is necessary to qualify for bonuses. In view of the holding of the court of appeals in the OMNITRITION case, however, there can be no assurance that, if challenged, the Company would prevail against private plaintiffs alleging violations of anti-pyramid and securities laws. A final ruling against the Company in such a suit could result in the imposition of a material liability against the Company. Moreover, even if the Company were successful in defending against such suit, the costs of such defense, both in dollars spent and in management time, could be material and adversely affect the Company's operating results. In addition, the negative publicity of such a suit could adversely affect the Company's sales and ability to attract and retain distributors.

          Nutrition for Life International, Inc. ("NFLI"), a competitor of the Company and a multi-level seller of personal care and nutritional supplements, recently announced that it had settled class action litigation brought by distributors alleging fraud in connection with the operation of a pyramid scheme. NFLI agreed to pay in excess of $3 million to settle claims brought on behalf of its distributors, and related securities fraud claims brought on behalf of certain purchasers of its stock. The Company believes that its marketing program is significantly different from the program allegedly promoted by NFLI and that the Company's marketing program is not in violation of anti-pyramid laws or regulations. Two issues in the NFLI matter were a $1,000 buy-in urged on new recruits, and the paying of commissions on product vouchers prior to the actual delivery of product. By design, the Company's marketing program offers no incentive to anyone to make a large personal purchase nor does the Company use product vouchers. Actual average order size in December, 1998 was $61. However, there can be no assurance that claims similar to the claims brought against NFLI and other multi-level marketing organizations will not be made against the Company, or that the Company would prevail in the event any such claims were made. Furthermore, even if the Company were successful in defending against any such claims, the costs of conducting such a defense, both in dollars spent and in management time, could be material and adversely affect the Company's operating results and financial condition. In addition, the negative publicity of such a suit could adversely affect the Company's sales and ability to attract and retain distributors.

INTELLECTUAL PROPERTY

          The Company uses several trademarks and trade names in connection with its products and operations. As of December 31, 1998, the Company had seven federal trademark registrations with the United States Patent and Trademark Office. The Company relies on common law trademark rights to protect its unregistered trademarks. Common law trademark rights do not provide the Company with the same level of protection as afforded by a United States federal registration of a trademark. Moreover, common law trademark rights are limited to the geographic area in which the trademark is actually used. In addition, the Company's product formulations are not protected by patents and are not patentable. Therefore, there can be no assurance that another company will not replicate one or more of the Company's products.

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

          The Company's network marketing competitors that market products in the weight management, dietary supplement and personal care categories include small, privately held companies, as well as larger, publicly held companies with greater financial resources and greater product and market diversification and distribution. The Company's competitors include Shaklee Corporation, The A.L. Williams Corporation, Mary Kay Cosmetics, Inc., Amway Corporation, Nutrition for Life International, Inc., and Herbalife International, Inc. See "Risk Factors--Competition".

EMPLOYEES

          As of December, 1998, the Company had 46 full-time employees, of whom two were executive officers or directors, 19 were in administrative activities, eight were in marketing activities, nine were in customer service activities, and eight were in shipping activities. The Company's employees are not represented by a labor organization. The Company considers its employee relations to be good.

ITEM 2.   DESCRIPTION OF PROPERTIES

          The Company maintains its executive office in 7,667 square feet at 2601 Northwest Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112-7293 and its warehouse and distribution center in 10,340 square feet at 4000 North Lindsay, Oklahoma City, Oklahoma. The premises are occupied pursuant to long-term leases which expire on May 31, 2003, and which require monthly rental payments of $6,709 and $5,170, respectively. The Company believes that the present space will be adequate for the next twelve months.

ITEM 3.   LEGAL PROCEEDINGS

              The Company is not a party to any pending litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1998.

                                      PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Common Stock was traded only in the over-the-counter market and was quoted by the National Quotation Bureau, Incorporated under the symbol "AMSO" until September 10, 1997, when the Common Stock became listed on the Boston Stock Exchange under the symbol "AMG," which was subsequently changed to "AMM." On November 6, 1997, the Common Stock was first included on the Nasdaq SmallCap Market under the symbol "AMSO." The following table sets forth, for the periods presented, the high and low sale prices in the over-the-counter market as quoted by the National Quotation Bureau, Incorporated, adjusted to give effect to the one-for-eight reverse split of the outstanding Common Stock on October 29, 1996. The bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.

                                                    COMMON STOCK
                                                    SALE PRICES
                                                   --------------
                                                     HIGH    LOW
                                                   ------   -----
1998:
    First Quarter Ended March 31 ................. $ 3.38   $2.13
    Second Quarter Ended June 30..................   4.00    3.00
    Third Quarter Ended September 30..............   4.00    1.88
    Fourth Quarter Ended December 31                 2.41    1.50
                                                   ------   -----
1997:
    First Quarter Ended March 31.................. $ 6.25   $5.50
    Second Quarter Ended June 30..................   8.38    5.69
    Third Quarter Ended September 30..............   9.00    5.00
    Fourth Quarter Ended December 31..............   6.88    2.56
                                                   ------   -----
1996:
    First Quarter Ended March 31.................. $ 6.48   $5.04
    Second Quarter Ended June 30..................   8.00    5.04
    Third Quarter Ended September 30..............   7.84    5.52
    Fourth Quarter Ended December 31..............   6.50    5.00


          On March 26, 1999, the closing sale price on the Nasdaq SmallCap Market of the Common Stock was $2.50. As of March 26, 1999, there were approximately 1,874 holders of the Common Stock.

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

         The penny stock trading rules impose additional duties and responsibilities upon broker-dealers recommending the purchase of a penny stock (by a purchaser that is not an accredited investor as defined by Rule 501(a) promulgated under the Securities Act of 1933, as amended) or the sale of a penny stock. Among such duties and responsibilities, with respect to a purchaser who has not previously had an established account with the broker-dealer, the broker-dealer is required to (i) obtain information concerning the purchaser's financial situation, investment experience, and investment objectives, (ii) make a reasonable determination that transactions in the penny stock are suitable for the purchaser and the purchaser (or his independent adviser in such transactions) has sufficient knowledge and experience in financial matters and may be reasonably capable of evaluating the risks of such transactions, followed by receipt of a manually signed written statement which sets forth the basis for such determination and which informs the purchaser that it is unlawful to effectuate a transaction in the penny stock without first obtaining a written agreement to the transaction. Furthermore, until the purchaser becomes an established customer (I.E., having had an account with the dealer for at least one year or the dealer having effected for the purchaser three sales of penny stocks on three different days involving three different issuers), the broker-dealer must obtain from the purchaser a written agreement to purchase the penny stock which sets forth the identity and number of shares or units of the security to be purchased prior to confirmation of the purchase. A dealer is obligated to provide certain information disclosures to the purchaser of a penny stock, including (i) a generic risk disclosure document which is required to be delivered to the purchaser before the initial transaction in a penny stock, (ii) a transaction-related disclosure prior to effecting a transaction in the penny stock (I.E., confirmation of the transaction) containing bid and asked information related to the penny stock and the dealer's and salesperson's compensation (I.E., commissions, commission equivalents, markups and markdowns) in connection with the transaction, and (iii) the purchaser-customer must be furnished account statements, generally on a monthly basis, which include prescribed information relating to market and price information concerning the penny stocks held in the account. The penny stock trading rules do not apply to those transactions in which a broker-dealer or salesperson does not make any purchase or sale recommendation to the purchaser or seller of the penny stock.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO OF THE COMPANY.

GENERAL

          The Company's business over the last three years has been significantly affected by the MMI Acquisition, the CII Acquisition, the SNSI Asset Purchase and the ToppMed Asset Purchase. As a result of these acquisitions, the Company acquired 6,790 distributors and added 115 products to its product line. The Company currently markets approximately 100 products.

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

          REPURCHASE OF COMMON STOCK BY THE COMPANY. On March 4, 1998, the Company announced it's intent to repurchase up to $1 million of the Common Stock in the open market for cash. In connection with such repurchase, the Company filed with the Securities and Exchange Commission pursuant to Section 13(e)(1) of the Securities Exchange Act of 1934, as amended, an Issuer Tender Offer Statement on March 4, 1998. As of December 31, 1998, the Company had repurchased 134,500 shares of the Common Stock for approximately $378,000. The Company has ceased making repurchases and the last repurchase was made December 1998.

          UNITS OFFERING. On November 12, 1997, the Company completed the offering of 1,495,000 units, each consisting of one share of Common Stock and one Redeemable Common Stock Purchase Warrant (the "Units"), and the Company received gross proceeds of $6,050,000 (the "Units Offering"). As of January 6, 1998, the exercise price of the redeemable Common Stock Purchase Warrants was adjusted from $5.40 to $3.40 representing 120 percent of the average daily closing price of the Company's Common Stock for the preceding 20 day period as prescribed in the prospectus of the Units Offering. The Redeemable Common Stock Purchase Warrants are exercisable to purchase one share of common stock for $3.40 on or before November 6, 2002. In connection with the Units Offering, the Company sold to Paulson Investment Company, Inc. and Joseph Charles & Assoc., Inc., the representatives of underwriters of the Units Offering, warrants exercisable for the purchase of 130,000 Units for $5.40 per Unit (the "Underwriters' Warrants") after November 12, 1998, and on or before November 12, 2002.

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

          The share of common stock and 1997-A warrant comprising each unit were separately transferable immediately after the sale of the units to the Rights Holders and Warrant Holders. Each 1997-A warrant was exercisable at any time 90 days after January 16, 1997, and on or before January 31, 1999, to purchase one share of common stock for $12.00, subject to adjustment in certain events, and may be redeemed by the Company at any time upon 30 days' notice, at a price of $.0001 per 1997-A warrant. As of January 8, 1998, the Company reduced the exercise price of the 1997-A Warrants from $12.00 to $3.40 and extended the exercise period from January 31, 1999 to November 6, 2002, to make the terms of the 1997-A Warrants correspond more closely to the terms of the Redeemable Common Stock Purchase Warrants.

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

          DISTRIBUTOR STOCK PURCHASE PLAN. On March 11, 1998, the Company filed a Registration Statement, file number 333-47801, with the Securities and Exchange Commission pursuant to which the Company registered 5,000,000 stock purchase plan participation interests ("Participation Interests") in the Advantage Marketing Systems, Inc. 1998 Distributor Stock Purchase Plan (the "Plan"). The Participation Interests will be offered to the distributors of the Company's products and services ("Eligible Persons") in lots of five Participation Interests. An Eligible Person electing to participate in the Plan (a "Participant") will be entitled through purchase of the Participation Interests to purchase in the open market through the Plan, shares of common stock, $.0001 par value per share (the "Common Stock"), previously issued by the Company. The Participation Interests are non-transferable; therefore, a market for the Participation Interests will not develop. The proceeds from sale of the Participation Interests will become the Participants' contributions to the Plan which will be used to purchase the Common Stock and will not be placed into escrow pending purchase of the Common Stock. Other than an annual service fee of $5.00 per Participant and a transaction fee of $1.25 per month, the Company will not receive any proceeds from the purchase of the Common Stock by the Plan. The offering price of each Participation Interest is $1.00, and each Eligible Person will be required initially to purchase a minimum of twenty-five Participation Interests upon electing to participate in the Plan. There is no minimum amount of sales of Participation Interests required. The Registration Statement became effective February 19, 1999 under the Securities Act of 1933, as amended.

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

RESULTS OF OPERATIONS

          The following table sets forth, as a percentage of net sales, selected results of operations for the fiscal years ended December 31, 1998, 1997 and 1996, which are derived from the audited consolidated financial statements of the Company. The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------------------------
                                                     1998                      1997                      1996
                                           ----------------------    ----------------------    ----------------------
                                              AMOUNT      PERCENT      AMOUNT       PERCENT      AMOUNT       PERCENT
                                           -----------    -------    -----------    -------    ----------     -------
Net sales................................  $13,287,824     100.0%    $10,192,227    100.0%     $6,155,073      100.0%
Cost of sales............................    8,999,229      67.7       7,271,660     71.3       4,265,905       69.3
                                           -----------     -----     -----------    -----      ----------      -----
    Gross profit.........................    4,288,595      32.3       2,920,567     28.7       1,889,168       30.7

Marketing, distribution and
   administrative expenses...............    3,548,772      26.7       2,792,879     27.4       1,561,753       25.4
                                           -----------     -----     -----------    -----      ----------      -----
   Income from operations................      739,823       5.6         127,688      1.3         327,415        5.3
Other income (expense):
Interest, net............................      309,908       2.3          34,017       .3         (10,538)       (.2)
Other income.............................       39,280        .3          28,017       .3           8,667         .2
Settlement of additional tax liability...     (421,623)     (3.2)            --        --              --         --
                                           -----------     -----     -----------    -----      ----------      -----
   Total other income (expense)..........      (72,435)      (.6)         62,034       .6          (1,871)        --
                                           -----------     -----     -----------    -----      ----------      -----
Income before income taxes...............      667,388       5.0         189,722      1.9         325,544        5.3
Tax expense (benefit)....................      253,340       1.9          59,696       .6        (499,613)      (8.1)
                                           -----------     -----     -----------    -----      ----------      -----
Net income...............................  $   414,048       3.1%    $   130,026      1.3%     $  825,157       13.4%
                                           -----------     -----     -----------    -----      ----------      -----
                                           -----------     -----     -----------    -----      ----------      -----

The following table sets forth, as a percentage of net sales, selected cost of sales detail for the fiscal years ended December 31, 1998, 1997 and 1996, which are derived from the audited consolidated financial statements of the Company.

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------------------------
                                                     1998                      1997                      1996
                                           ----------------------    ----------------------    ----------------------
                                              AMOUNT      PERCENT      AMOUNT       PERCENT      AMOUNT       PERCENT
                                           -----------    -------    -----------    -------    ----------     -------
Commissions and bonuses..................  $5,487,418       41.3%    $4,557,355      44.7%     $2,727,240       44.3%
Cost of products.........................   3,146,765       23.7      2,260,715      22.2       1,356,367       22.0
Cost of shipping.........................     365,046        2.7        453,590       4.5         182,298        3.0
                                           -----------     -----     -----------    -----      ----------      -----
  Cost of sales..........................  $8,999,229       67.7%    $7,271,660      71.3%     $4,265,905       69.3%
                                           -----------     -----     -----------    -----      ----------      -----


         During the years 1998, 1997 and 1996, the Company experienced increases in net sales compared to the preceding year. The increases were principally the result of expansion of the Company's network of independent distributors and additions to the Company's product line within the weight management, dietary supplement and personal care categories. The Company expects to continue to expand its network of independent distributors, which may result in increased sales volume. However, there is no assurance that increased sales volume will be achieved through expansion of the Company's network of independent distributors, or that, if sales volume increases, the Company will realize increased profitability.

         COMPARISON OF 1998 AND 1997

         Net sales during the year ended December 31, 1998, increased by $3,095,597, or 30.4 percent, to $13,287,824 from $10,192,227 during the year ended December 31, 1997. The increase was principally attributable to expansion of the Company's network of independent distributors and increased sales of the Company's weight management, dietary supplement and personal care products. Through the CII Acquisition (which was consummated on January 31, 1997) and the SNSI Asset Purchase (which was consummated on April 16, 1997), the Company added 113 products to its product line and acquired 5,100 distributors. The distributors acquired in connection with the CII Acquisition and the SNSI Asset Purchase contributed $1,121,173 to the increase between the two periods. During the year ended December 31, 1998, the Company made aggregate net sales of $13,159,821 to 33,700 distributors, compared to aggregate net sales during the same period in 1997 of $10,030,327 to 20,300 distributors. At December 31, 1998, the Company had approximately 33,000 "active" distributors compared to approximately 20,400 at December 31, 1997. A distributor is considered to be "active" if he or she has made a product purchase of $50 or more from the Company within the previous 12 months. Sales per distributor per month decreased from $41 to $33 for the year ended December 31, 1998, compared to the same period in 1997.

         Cost of sales during the year ended December 31, 1998, increased by $1,727,569 or 23.8 percent, to $8,999,229 from $7,271,660 during the same period in 1997. This increase was attributable to (i) an increase of $930,063 in distributor commissions and bonuses due to the increased level of sales, (ii) an increase of $886,050 in the cost of products sold due to the increased level of sales and the increased quality of marketing tools made available and (iii) a decrease of $88,544 in shipping costs due to the increased level of sales combined with the pass through of shipping costs to the distributors beginning in February 1998. Total cost of sales, as a percentage of net sales, decreased to 67.7 percent during the year ended December 31, 1998, from 71.3 percent during the same period in 1997 due to a decrease in distributor commissions and bonuses as a percentage of net sales to 41.3 percent from 44.7 percent, an increase in cost of products sold to 23.7 percent of net sales from 22.2 percent and a decrease in cost of shipping to 2.7 percent of net sales from 4.5 percent. During periods of growth, the Company has and it is anticipated will continue to offer promotions to distributors to increase sales and their income from time to time, which if successful will result in increases in distributor commissions and bonuses and temporary increases in cost of sales.

         The Company's gross profit increased $1,368,028 or 46.8 percent, to $4,288,595 for the year ended December 31, 1998 from $2,920,567 for the same period in 1997. The gross profit increased as a percentage of net sales to 32.3 percent of net sales from 28.7 percent. The increase in the Company's gross profit margin resulted from the decrease in cost of sales as a percentage of net sales.

         Marketing, distribution and administrative expenses increased $755,893, or 27.1 percent, to $3,548,772 during the year ended December 31, 1998, from $2,792,879 during the same period in 1997. This increase was attributable to (i) increased promotional expense designed to increase sales, (ii) an increase in expenses involved in expanding investor awareness of the Company, (iii) increased payroll and employee costs related to cost of living and employee mix and (iv) an increase in lease expense from the addition of 10,340 square feet of warehouse and distribution space in October, 1997. The balance of the increase in marketing, distribution and administrative expenses resulted from the higher level of activity and corresponding increases in variable costs, such as postage, telephone, bank card service charges, and supplies.

         Other income (expense) decreased by $134,469 or 216.8 percent to a net expense of $(72,435) during the year ended December 31, 1998 from $62,034. The decrease was attributable to the one time expense of the settlement of the additional tax liability of $421,623 ($261,400 net of the related tax effect). During 1998, in an effort to facilitate the growth of its distributor network the Company voluntarily began contacting all of the state sales and use tax authorities to enter into agreements with them whereby the Company would assume the responsibility for collecting and remitting sales and use taxes on behalf of its independent distributors. Certain states had requirements which resulted in an additional tax liability for the Company as a condition of entering into the agreement. Management believes the liability is a one-time nonrecurring charge and will have no further adverse impact on the Company's future results of operations because the ongoing collection and remittance of sales and use tax represents neither additional income nor additional expense to the Company but instead is a pass through item with no income statement effect.

         Income before taxes increased $477,666, or 251.8 percent, to $667,388 during the years ended December 31, 1998, from $189,722 during the same period in 1997. Income before taxes as a percentage of net sales increased to 5.0 percent during the year ended December 31, 1998, from 1.9 percent during the same period in 1997, primarily due to the increase in the Company's gross profit margin and offset by the increase of other expenses due to the one time expense of the settlement of the additional tax liability of $421,623 ($261,400 net of the related tax effect). Income taxes during the years ended December 31, 1998 and 1997 were $253,340 and $59,696 respectively.

         Net income increased $284,022, or 218.4 percent, to $414,048 during the year ended December 31, 1998, from $130,026 during the same period in 1997. This increase in net income was primarily the result of the increase in the Company's gross profit margin and offset by the increase of other expenses due to the one time expense of the settlement of the additional tax liability of $421,623 ($261,400 net of the related tax effect). Net income as a percentage of net sales increased to 3.1 percent during the year ended December 31, 1998, from 1.3 percent during the same period in 1997.

         COMPARISON OF 1997 AND 1996

         Net sales during the year ended December 31, 1997, increased by $4,037,154, or 65.6 percent, to $10,192,227 from $6,155,073 during the year ended December 31, 1996. The increase was principally attributable to expansion of the Company's network of independent distributors and increased sales of the Company's product line within the weight management, dietary supplement and personal care categories. Through the MMI Acquisition (which was consummated on May 31, 1996), CII Acquisition (which was consummated on January 31, 1997) and the SNSI Asset Purchase (which was consummated on April 16, 1997), the Company added 114 products to its product line and acquired 6,790 distributors. The distributors acquired in connection with the MMI Acquisition, the CII Acquisition and the SNSI Asset Purchase contributed $105,290, $435,506 and $1,089,359, respectively, to the increase in net sales between the two periods. During the year ended December 31, 1997, the Company made aggregate net sales of $10,030,327 to 20,300 distributors, compared to aggregate net sales during the same period in 1996 of $6,000,395 to 9,500 distributors. At December 31, 1997, the Company had approximately 20,400 "active" distributors compared to approximately 10,600 at December 31, 1996.
A distributor is considered to be "active" if he or she has made a product purchase of $50 or more from the Company within the previous 12 months. Sales per distributor decreased from $53 to $41 for the year ended December 31, 1997, compared to the same period in 1996. This decrease was due to the increase in the number of active distributors as a result of the CII Acquisition and SNSI Asset Purchase (which were consummated on January 31,
1997 and April 16, 1997, respectively), which new distributors did not contribute sales during the full year ended December 31, 1997.

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

         PRO FORMA EFFECT OF STOCK-BASED COMPENSATION

         As a portion of and in lieu of payments of salaries and consulting fees, the Company has historically used options to attract, retain and compensate its officers, directors, other employees and consultants. The Company also believes that linking the compensation of its officers and directors to increases in the value of the Common Stock achieves improved performance. During 1998, the Company granted 809,819 options at exercise prices ranging from $1.75 per share to $3.00 per share. Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. A total of 418,819 of the options granted during 1998 are unexercisable at December 31, 1998 due to a six month vesting period. During 1998, 57,306 options were exercised in exchange for 31,025 mature shares. In addition, during 1998, 519,944 options with a weighted average exercise price of $2.32 per share were voluntarily surrendered and canceled by the Company in exchange for an equal number of options, with weighted average exercise price of $1.82 and 128,830 other options were canceled without exchange for new options. The exercise price of the exchanged options was equal to the market value of the Company's stock on the date of exchange. There was no expense recognized in the Company's financial statements relating to the exchange. During 1997, the Company granted 493,100 options at exercise prices ranging from $2.70 per share to $6.00 per share. Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. Options granted pursuant to the Company's 1995 Stock Option Plan at December 26, 1997 have a six month vesting period.

         During 1997, 135,695 options were exercised of which 46,945, 42,500 and 46,250 were exercised for cash, 15,769 mature shares and notes receivable, respectively. In addition, during this period 319,250 options were voluntarily surrendered and canceled by the Company in exchange for an equal number of options at a lower price, 125,000 options were canceled without exchange for new options and 2,499 options expired. No options were granted during 1996. The weighted average exercise price and calculated fair value at the date of grant of the options granted in 1998 were $1.93 and $1.05, respectively, utilizing the methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. After giving effect to the weighted average fair value of such options, the Company would have had a pro forma net income of $180,719 ($.04 per common share) for the year ended December 31, 1998. The weighted average exercise price and calculated fair value at the date of grant of the options granted in 1997 were $3.68 and $1.20, respectively. After giving effect to the weighted average fair value of such options, the Company would have had a pro forma loss of $337,528 ($.12 per common share) for the year ended December 31, 1997. The Company did not grant any such options during 1996 and as such there is no pro forma effect on 1996.

         RECENTLY ADOPTED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FSAB") issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. In addition, SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in the shareholders' equity section of the statement of financial condition. The Company adopted SFAS No. 130 on January 1, 1998 as required and has no items of other comprehensive income to disclose.

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

         RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1998, the FASB issued SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, which revises employers' disclosures about pension and other postretirement benefit plans. The new statement will not have any impact on the Company's consolidated financial statements, as the Company does not offer postretirement benefits.

          In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments. The impact on the Company's consolidated financial statements from the adoption of SFAS No. 133 has not yet been determined. This statement is effective for all fiscal quarters beginning after June 15, 1999. The Company will adopt SFAS No. 133 on January 1, 2000 as required.

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

         Management has evaluated its in-house supported IT systems and has identified certain internally written IT system programs that have date dependent calculations or operations that are affected by this six digit date structure. The Company's vendor-supported IT system has been updated and certified year 2000 compliant by the vendor. Non-IT systems including all personal computers will be evaluated by a third party contractor, updated if necessary, and certified as compliant during 1999. The Company's risks associated with the year 2000 are mainly its ability to communicate with its distributors, take orders for and ship products and pay its employees, distributors and vendors. Although management's evaluation is complete and vendor certifications are being obtained, a failure of the Company's computer systems or other support systems to function adequately with respect to year 2000 issues could have a material adverse effect on the Company's operations. Based on progress to date and the limited instances of date sensitive calculations, the Company has concluded that there is no need for a contingency plan therefore such plan has not been developed. The Company estimates that the total cost of its program to make the Company's computer systems year 2000 compliant is less than $25,000, however, the Company has not obtained independent verification or validation to assure the reliability of its cost estimate.

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

COMMITMENTS AND CONTINGENCIES

         RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales has been, and is expected to continue to be, dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 49.7 percent and 29.5 percent of net sales for the years ended December 31, 1998 and 1997, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, the Company offers AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration ("FDA") issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which claimed for the Company's product). On June 4, 1997, the FDA proposed a regulation which will, if it becomes effective as proposed, significantly limit the ability of the Company to sell AM-300 and any other weight management products which contain ephedra or ephedrine. If the FDA's proposed regulations were to become effective, management believes that the impact on the Company's financial statements could be a material reduction in sales, cost of sales and marketing, distribution and administrative expenses and could result in material losses to the Company, but would not have a significant adverse effect on it's financial position.

         PRODUCT LIABILITY. The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. Historically, the Company has relied upon its manufacturer's product liability insurance for coverage. The Company obtained product liability insurance coverage in its own name in 1997. The limits on this coverage are $4,000,000 per occurrence and $5,000,000 aggregate. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the manufacturers of the Company's products carry product liability insurance which covers the Company's products. The Company has agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by the Company, and the Company has agreed to indemnify Chemins against claims arising from claims made by the Company's distributors for products manufactured by Chemins and marketed by the Company. Although the Company has never had a product liability claim, such claims against the Company could result in material losses to the Company. See "Item 1. Description of Business--Products--Product Procurement and Distribution."

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

FUTURE ASSESSMENT OF RECOVERABILITY AND IMPAIRMENT OF GOODWILL AND COVENANTS

         In connection with its various acquisitions (see "--General"), the Company recorded goodwill, which is being amortized on a straight-line basis over periods of 7 to 20 years, and covenants not to compete which are being amortized on a straight-line basis over the life of the contractual covenants (the estimated periods that the Company will be benefitted by such goodwill and covenants). At December 31, 1998, the unamortized portions of the goodwill was $1,725,734 (which represented 16.1 percent of total assets and 18.7 percent of stockholders' equity) and covenants not to compete was $511,685 (which represented 4.8 percent of total assets and 5.5 percent of stockholders' equity). Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets (such as covenants not to compete). For financial reporting purposes, goodwill and all other intangible assets be amortized over the period benefitted. The Company has determined the life for amortizing goodwill based upon several factors, the most significant of which are (i) the size of the distributor network being acquired and (ii) the length of the time the network has been in existence. Management determined that the period to be no less than seven years for the MMI Acquisition and no less than 20 years for the CII Acquisition, SNSI Asset Purchase and the TI Asset Purchase.

         The Company's carrying value and recoverability of unamortized goodwill and covenants not to compete are periodically reviewed by management of the Company. If the facts and circumstances suggest that the goodwill or covenant may be impaired, the carrying value of goodwill or covenant will be adjusted which will result in an immediate charge against income during the period of the adjustment and/or the length of the remaining amortization period may be shortened, which will result in an increase in the amount of goodwill or covenant amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods. Of the various factors to be considered by management of the Company in determining goodwill or covenant, the most significant will be (i) losses from operations, (ii) loss of distributors and customers, and (iii) industry developments, including the Company's inability to maintain its market share, development of competitive products, and imposition of additional regulatory requirements. See "Item 1. Description of Business--Network Marketing," and "--Regulation." In the event management of the Company determines that goodwill or the covenants not to compete have become impaired, the adjustment for impairment and recoverability will most likely occur during a period of operations in which the Company has sustained losses or has only marginal profitability from operations, and the impairment or increased amortization amount will either increase such losses from operations or further reduce profitability.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to completion of the offerings described above, the Company's primary source of liquidity was net cash provided by operating activities and stockholder loans. The Company does not have any significant outside debt-based liquidity sources.

         At December 31, 1998, the Company had working capital of $5,823,182, compared to $6,143,041 at December 31, 1997. Management believes that its cash and cash equivalents and cash flows from operations will be sufficient to fund its working capital needs over the next 12 months. During the year ended December 31, 1998, net cash provided by operating activities was $1,242,254, net cash used in investing activities was $996,283, and net cash used in financing activities was $732,030. This represented an average monthly positive cash flow from operating activities of $103,521. The Company had a net decrease in cash during this period of $486,059. The Company's working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses.

         On March 4, 1998, the Company announced it's intent to repurchase up to $1 million of the Common Stock in the open market for cash. In connection with such repurchase, the Company filed with the Securities and Exchange Commission pursuant to Section 13(e)(1) of the Securities Exchange Act of 1934, as amended, an Issuer Tender Offer Statement on March 4, 1998. As of December 31, 1998, the Company had repurchased 134,500 shares of the Common Stock for approximately $378,000. The Company has ceased making repurchases and the last repurchase was made December 31, 1998.

         During the first quarter of 1998, the Company agreed to loan John W. Hail, the Chief Executive Officer and a major shareholder of the Company, up to $250,000. Subsequently the Company agreed to loan up to an additional $75,000. The loan is secured, bears interest at eight percent per annum and is due on March 31, 1999. The loan has been extended until March 31, 2000. As of December 31, 1998, the balance due on this loan was $293,936. The loan was unanimously approved by the Company's board of directors.

         The Company made non interest-bearing advances to the John Hail Agency, Inc. ("JHA"), a company controlled by the Chief Executive Officer of $22,000 and $87,684 during the years ended December 31, 1996 and 1995, respectively. During the years ended December 31, 1997 and 1996, JHA made repayments to the Company of $13,042 and $6,141 respectively. Effective June 30, 1996, the Company adopted a policy to not make any further advances to JHA, and JHA executed a promissory note payable to the Company with a principal balance of $73,964, bearing interest at eight percent per annum and payable in 60 installments of $1,499 per month. As of June 30, 1998 the note has been paid in full.

         On November 12, 1997, the Company sold 1,495,000 shares of Common Stock and 1,495,000 Redeemable Common Stock Purchase Warrants in units consisting of one share of Common Stock and one Redeemable Common Stock Purchase Warrant from which the Company received gross proceeds of $6,050,000. Accumulated offering costs of approximately $720,000 were charged against the proceeds of the offering. As of January 6, 1998, the exercise price of the Redeemable Common Stock Purchase Warrants was adjusted from $5.40 to $3.40 representing 120 percent of the average daily closing price of the Company's Common Stock for the preceding 20 day period as prescribed in the prospectus of the Units Offering. The Redeemable Common Stock Purchase Warrants are exercisable to purchase one share of common stock for $3.40 on or before November 6, 2002. In connection with the Units Offering, the Company sold to Paulson Investment Company, Inc. and Joseph Charles & Assoc., Inc., the representatives of underwriters of the Units Offering, warrants exercisable for the purchase of 130,000 Units for $5.40 per Unit (the "Underwriters' Warrants") after November 12, 1998, and on or before November 12, 2002.

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

ITEM 7.   FINANCIAL STATEMENTS

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

                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

CURRENT DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to each executive officer and director of the Company.

         NAME                  AGE                     POSITION WITH THE COMPANY
         ----                  ---                     -------------------------
John W. Hail(1)(2) .........   69   Chairman of the Board, Chief Executive Officer and Director

Curtis H. Wilson, Sr.(3) ...   73   Vice-Chairman of the Board and Director

Roger P. Baresel(1)(2) .....   44   President, Chief Financial Officer, Secretary and Director

R. Terren Dunlap(3)(5) .....   54   Director

Harland C. Stonecipher(4)(5)   60   Director

--------------------
(1) Member of the Stock Option Committee.
(2) Term as a Director expires in 2001.
(3) Term as a Director expires in 2000.
(4) Term as a Director expires in 1999.
(5) Member of Audit Committee.

          Pursuant to the terms of the Company's Bylaws, the directors are divided into three classes. Class I Directors hold office for a term expiring at the annual meeting of shareholders to be held in 1999, Class II Directors hold office for a term expiring at the annual meeting of shareholders to be held in 2000, and Class III Directors hold office for a term expiring at the annual meeting of shareholders to be held in 2001. Each director will hold office for the term to which he is elected and until his successor is duly elected and qualified. At each annual meeting of the shareholders of the Company, the successor to a member of the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of his election. Executive officers are elected by the Board of Directors and serve at its discretion.

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

          R. TERREN DUNLAP has served as a Director of the Company since June 1995. He is Chief Executive Officer of DuraSwitch Industries, Inc., a company formed in 1997 that developed and distributes electronic switches. He served as Vice President-International Development of the Company from June 1995 through March 1996. Mr. Dunlap isa Director and the co-founder, and from 1984 and until March 1994 served as Chief Executive Officer and Chairman of the Board, of Go-Video, Inc., a developer and distributor of consumer electronics products.

          HARLAND C. STONECIPHER has served as a Director of the Company since August 1995. Mr. Stonecipher has been Chairman of the Board and Chief Executive Officer of Pre-Paid Legal Services, Inc. since its inception in 1972.

ITEM 10.  EXECUTIVE COMPENSATION

          The following table sets forth certain information relating to compensation for services rendered during the years ended December 31, 1998, 1997 and 1996, paid to or accrued for John W. Hail, the Chief Executive Officer. No executive officer of the Company received total annual salary and bonus pursuant to a recurring arrangement in excess of $100,000 during 1998, 1997 or 1996.

                                                                             LONG-TERM
                                                                        COMPENSATION  AWARDS
                                                                       ----------------------
                                      ANNUAL COMPENSATION              SECURITIES    EXERCISE
                               -------------------------------------   UNDERLYING    OR BASE
NAME AND PRINCIPAL POSITION    YEAR   SALARY(1)   BONUS     OTHER(2)     OPTIONS      PRICE
---------------------------    ----   ---------   -----     --------     -------      ------
John W. Hail.................  1998    $60,000   $16,565    $    --     100,000(3)    $1.75
  Chief Executive Officer      1997    $56,539   $    --    $    --     100,000(3)    $6.00
                                                                        100,000(3)    $2.70
                               1996    $    --   $    --    $22,000          --       $  --

--------------------
(1)  Dollar value of base salary earned during the year.
(2) The Company furnishes the use of an automobile to Mr. Hail, the value of which is not greater than $5,000 annually. During 1996, the Company made non-interest bearing advances to the John Hail Agency, Inc., an affiliate of Mr. Hail, of $22,000.
(3) During 1997 the Company granted 100,000 stock options to Mr. Hail pursuant to the Company's Stock Option Plan, each exercisable for the purchase of one share of Common Stock at an exercise price of $6.00 per share (the market value of the Common Stock on the date of grant). These options were surrendered by Mr. Hail during 1997 in exchange for 100,000 stock options having the same terms other than an exercise price of $2.70 per share of Common Stock (which was equal to the fair value of the Common Stock on the date of exchange). These options were surrendered by Mr.
     Hail on October 8, 1998 in exchange for 100,000 stock options having the same terms other than an exercise price of $1.75 per share of Common
     Stock (which was equal to the fair value of the Common Stock on the date of exchange). These options will become exercisable on April 8, 1999.

AGGREGATE OPTION GRANTS AND EXERCISES IN 1998 AND YEAR-END OPTION VALUES

          STOCK OPTIONS AND OPTION VALUES. During 1997 the Company granted 100,000 stock options to Mr. Hail pursuant to the Company's Stock Option Plan, each exercisable for the purchase of one share of Common Stock at an exercise price of $6.00 per share. These options were surrendered by Mr. Hail in exchange for 100,000 stock options having the same terms other than an exercise price of $2.70 per share of Common Stock. These options were surrendered by Mr. Hail on October 8, 1998 in exchange for 100,000 stock options having the same terms other than an exercise price of $1.75 per share of Common Stock. The following table sets forth information related to options granted to the named executive officer during 1998.

                                                              INDIVIDUAL GRANTS
                                             ---------------------------------------------------
                                                          PERCENT OF
                                                         TOTAL OPTIONS
                                               NUMBER     GRANTED TO       EXERCISE
                                             OF OPTIONS    EMPLOYEES       PRICE PER   EXPIRATION
                                              GRANTED       IN 1998          SHARE        DATE
                                              -------       -------          -----        ----
John W. Hail, Chief Executive Officer ...... 100,000(1)      13.3%           $1.75       5/20/07

--------------------
(1) Only includes those stock options that were granted and not surrendered during 1998.

          AGGREGATE STOCK OPTION EXERCISE AND YEAR-END AND OPTION VALUES. The following table sets forth information related to the number and value of options held by the named executive officer at December 31, 1998. During 1998, no options to purchase Common Stock were exercised by the named executive officer.

                                                                        VALUE OF UNEXERCISED
                                           NUMBER OF UNEXERCISED            IN-THE-MONEY
                                                OPTIONS AS OF               OPTIONS AS OF
                                              DECEMBER 31, 1998          DECEMBER 31, 1998(1)
                                        ---------------------------   ---------------------------
NAME                                    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                        -----------   -------------   -----------   -------------
John W. Hail, Chief Executive Officer     150,000        100,000         $ -0-         $25,000

--------------------
(1) The closing sale price of the Common Stock as reported on the Nasdaq SmallCap Market on December 31, 1998 was $2.00. The per-share value is calculated based on the applicable closing highest bid price per share, minus the exercise price, multiplied by the number of shares of Common Stock underlying the options.

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

STOCK OPTION PLAN

          The Company established the Advantage Marketing Systems, Inc. 1995 Stock Option Plan (the "Stock Option Plan" or the "Plan") in June 1995. The Plan provides for the issuance of incentive stock options ("ISO Options") with or without stock appreciation rights ("SARs") and nonincentive stock options ("NSO Options") with or without SARs to employees and consultants of the Company, including employees who also serve as Directors of the Company. The total number of shares of Common Stock authorized for issuance under the Plan is 1,125,000. As of March 26, 1999, options to purchase a total of 831,669 shares of Common Stock have been granted under the Plan at exercise prices of $1.75 to $6.00 per share expiring March 2002 through May 2007, of which 380,524 options have been surrendered and canceled. As of March 26, 1999, there are outstanding stock options granted under the Plan exercisable for the purchase of 437,589 shares of Common Stock and options and warrants for the purchase of 1,101,733 shares of Common Stock outstanding that were granted outside of the Stock Option Plan.

          The Stock Option Committee, which is currently comprised of Messrs. Hail and Baresel, administers and interprets the Plan and has authority to grant options to all eligible employees and determine the types of options granted and the terms, restrictions and conditions of the options at the time of grant. During the one-year period ended November 6, 1998, the Company undertook not to grant (i) any additional options or warrants other than pursuant to the Plan except in exchange for existing options, (ii) stock options under the Plan to any officer, director or employee of the Company and its subsidiaries that have an aggregate exercise price in excess of the annual salary during the year of such grant of such officer, director or employee and (iii) John W. Hail, Curtis
H. Wilson, Sr. and Roger P. Baresel any stock options under the Plan without the unanimous approval of the independent directors of the Company which at all such times shall not be less than two independent directors.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table presents certain information as to the beneficial ownership of the Common Stock as of March 26, 1999, of (i) each person who is known to the Company to be the beneficial owner of more than five percent thereof, (ii) each director and executive officer of the Company, and (iii) all executive officers and directors as a group, together with their percentage holdings of the outstanding shares. For purposes of the following table, the number of shares and percent of ownership of outstanding Common Stock that the named person beneficially owns includes shares of Common Stock that such person has the right to acquire within 60 days of March 26, 1999, upon exercise of options and warrants, but such shares are not included for the purposes of computing the number of shares beneficially owned and percent of outstanding Common Stock of any other named person.

                                                                COMMON STOCK
                                                          ------------------------
                                                             SHARES    PERCENT OF
                                                          BENEFICIALLY    SHARE
NAME AND ADDRESS OF BENEFICIAL OWNER                         OWNED     OUTSTANDING
------------------------------------                      ------------ -----------
John W. Hail(1)(2) ....................................      577,630      13.15%

Curtis H. Wilson(1)(3) ................................      280,945       6.39%

Roger P. Baresel(1)(4) ................................      176,707       4.14%

Harland C. Stonecipher(5) .............................      180,768       4.37%

R. Terren Dunlap(1)(6) ................................       37,500        .90%

Executive Officers and Directors as a group
   (five persons)(7) ..................................    1,253,550      26.03%

-----------
(1) A Director or an executive officer of the Company, with a business address of 2601 Northwest Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112-7293.
(2) The number of shares and each percentage presented includes (i) 150,000 shares of Common Stock that are subject to currently exercisable stock options and 1,000 shares of Common Stock that are subject to currently exercisable Redeemable Common Stock Purchase Warrants held by Mr. Hail,
       (ii) 16,500 shares of Common Stock and 1,000 shares of Common Stock that are subject to currently exercisable Redeemable Common Stock Purchase Warrants owned by corporations controlled by Mr. Hail, (iii) 1,000 shares of Common Stock and 1,000 shares of Common Stock that are subject to currently exercisable Redeemable Common Stock Purchase Warrants held by Helen Hail, wife of Mr. Hail, with respect to which Mr. Hail disclaims any beneficial interest (iv) the number of shares and each percentage include 100,000 shares of Common Stock that are subject to currently unexercisable stock options held by Mr. Hail, which become exercisable on April 8, 1999.
(3) The number of shares and each percentage presented includes 250,000 shares of Common Stock that are subject to currently exercisable stock options held by Mr. Wilson and 12,338 shares of outstanding Common Stock and 3,000 shares of Common Stock that are subject to currently exercisable Redeemable Common Stock Purchase Warrants held by Ruth Wilson, wife of Mr. Wilson, with respect to which Mr. Wilson disclaims any beneficial interest.
(4)    The number of shares consist of and each percentage presented includes
       (i) 7,500 shares of outstanding Common Stock jointly held by Mr. Baresel and his wife, Judith A. Baresel, (ii) 2,000 shares of Common Stock subject to currently exercisable 1997-A Warrants and 1,000 shares of Common Stock that are subject to currently exercisable Redeemable Common Stock Purchase Warrants held by Mr. Baresel, (iii) 12,500 shares of Common Stock that are subject to currently exercisable stock options held by Mr. Baresel, (iv) 24,845 shares of outstanding Common Stock held by Mrs. Baresel, (v) 87,500 shares of Common Stock that are subject to currently exercisable stock options and 6,000 shares of Common Stock that are subject to currently exercisable Redeemable Common Stock Purchase Warrants held by Mrs. Baresel, and (vii) 12,500 shares of Common Stock that are subject to currently exercisable stock options held by Mrs. Baresel as the custodian for the benefit of the children of Mr. and Mrs. Baresel, with respect to which Mr. Baresel disclaims any beneficial interest, (viii) the number of shares and each percentage include 10,000 shares of Common Stock that are subject to currently unexercisable stock options held by Mr. Baresel, which become exercisable on May 18, 1999.
(5) Mr. Stonecipher is a Director of the Company with a business address of 321 East Main Street, Ada, Oklahoma 74820, and Chairman of the Board and Chief Executive Officer of Pre-Paid Legal Services, Inc. The number of shares consist of and each percentage presented is based upon 180,768 shares of outstanding Common Stock held by Pre-Paid Legal Services, Inc., which may be deemed to be beneficially owned by Mr. Stonecipher.
(6) The number of shares consist of and each percentage presented is based upon 37,500 shares of Common Stock that are issuable upon exercise of stock options.
(7) The number of shares and each percentage presented includes 2,000 shares of Common Stock subject to currently exercisable 1997-A Warrants, 13,000 shares of Common Stock that are subject to currently exercisable Redeemable Common Stock Purchase Warrants 100,000 and 10,000 shares of Common Stock that are subject to currently unexercisable stock options which will become exercisable on April 8, 1999 and May 18, 1999, respectively, and 550,000 shares of Common Stock that are issuable upon exercise of other currently exercisable stock options held by the executive officers and directors as a group.

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

          John W. Hail, Chief Executive Officer and Chairman of the Board of Directors of the Company, is the sole director and shareholder of the John Hail Agency, Inc. ("JHA"). Pursuant to an unwritten agreement, the Company provided office space, utilities and supplies, as well as an occasional part-time administrative staff person, through June 30, 1996, to JHA for a monthly payment of $1,000 as reimbursement of the Company's costs. In addition, the Company made non-interest bearing advances to JHA of $22,000 and $87,684 during the years ended December 31, 1996 and 1995, respectively. Effective June 30, 1996, the Company adopted a policy to not make any further advances to JHA, and JHA executed a promissory note payable to the Company in the principal amount of $73,964 bearing interest at eight percent per annum and payable in 60 installments of $1,499 per month. JHA has made repayments of these advances of $54,780, $13,042 during the fiscal years ended December 31, 1998 and 1997, respectively. As of December 31, 1998 the note has been paid in full.

          During 1995, John W. Hail individually entered into lease agreements covering telephone equipment and related software and requiring monthly rental payments. Such equipment and software are utilized exclusively by the Company. During the years ended December 31, 1998 and 1997, the Company made aggregate payments pursuant to such lease agreements of $17,939 and $19,427, respectively. As of December 31, 1998 these leases had been terminated.

          During the years ended December 31, 1998 and 1997, the Company paid Curtis H. Wilson, Sr., a Director of the Company, sales commissions of $62,555 and $32,886, respectively. These commissions were based upon purchases by Mr. Wilson and his downline distributors in accordance with the Company's network marketing program in effect at the time of the sales. See "Description of Business--Network Marketing."

          During the first quarter of 1998, the Company agreed to loan John Hail up to $250,000. Subsequently the Company agreed to loan up to an additional $75,000. The loan is secured, bears interest at eight percent per annum and is due on March 31, 1999. The loan has been extended until March 31, 2000. As of December 31, 1998, the balance due on this loan was $293,936. The loan was unanimously approved by the Company's board of directors.

          During 1997, pursuant to the Company's Stock Option Plan, the Company granted Mr. Hail 10-year nontransferable stock options exercisable for the purchase of 100,000 shares of Common Stock for $6.00 per share. On the date of grant of these stock option, the exercise price was equal to the fair value of the Common Stock. These options were surrendered by Mr. Hail in exchange for 100,000 stock options having the same terms other than an exercise price of $2.70 per share of Common Stock, which was equal to the fair value of the Common Stock on the date of exchange. These options were surrendered by Mr. Hail on October 8, 1998 in exchange for 100,000 stock options having the same terms other than an exercise price of $1.75 per share of Common Stock, which was equal to the fair value of the Common Stock on the date of exchange. These options will become exercisable on April 8, 1999.

          During 1995, the Company granted United Financial Advisors, Inc. ("UFAI") five-year warrants exercisable for the purchase of 125,000 shares of Common Stock for $3.60 per share and 125,000 shares of Common Stock for $4.96 per share. All of the warrants were granted at or above the fair market value of the Common Stock on the date of grant. As a result of the grant of these warrants, UFAI became a greater than five percent beneficial owner of the Common Stock of the Company. These warrants were not granted pursuant to the Company's Stock Option Plan. Effective May 30, 1997, pursuant to written agreement between UFAI and the Company, the warrants exercisable for the purchase of 125,000 shares of Common Stock for $4.96 were released without exercise and canceled by the Company, at which time UFAI ceased to be a greater than five percent beneficial owner of the Common Stock. The remaining warrants held by UFAI are currently exercisable. In addition, UFAI received cash compensation of $10,000 and $20,000 from the Company during 1995 and 1997, respectively, for consulting and financial advisory.

          On December 17, 1996, the Company adopted policies that any loans to officers, directors and five percent or more shareholders ("affiliates") are subject to approval by a majority of not less than two of the disinterested independent directors of the Company and that such loans and other transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties and approved by a majority of not less than two of the disinterested independent directors. As of December 31, 1998, the Board of Directors is comprised of five members, of which R. Terren Dunlap and Harland C. Stonecipher are the only independent directors.

                                   PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

          The following documents are filed as part of this report:

1. Financial Statements appearing at pages F-2 through F-22:

          Independent Auditors' Report.

          Consolidated Balance Sheets as of December 31, 1998 and 1997.

          Consolidated Statements of Income for Years Ended December 31, 1998, 1997 and 1996.

          Consolidated Statements of Stockholders' Equity for Years Ended December 31, 1998, 1997 and 1996.

          Consolidated Statements of Cash Flows for Years Ended December 31, 1998, 1997 and 1996.

          Notes to Consolidated Financial Statements for Years Ended December 31, 1998, 1997 and 1996.


2. The following exhibits are filed with or incorporated by reference into this Form 10-KSB.

Exhibit
  No.
-------
3.1       The Registrant's Certificate of Incorporation. (6)

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

------------
    (1) Incorporated by reference to Form 8-K, filed with the Commission on December 11, 1995.
    (2) Incorporated by reference to Amendment No. 3 to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on January 14, 1997.
    (3) Incorporated by reference to Form 8-K, filed with the Commission on July 12, 1996.
    (4) Incorporated by reference to Form 8-K, filed with the Commission on February 18, 1997.
    (5) Incorporated by reference to Form 10-K Annual Report for the year ended December 31, 1989, filed with the Commission on September 18, 1990.
    (6) Incorporated by reference to Amendment No. 1 to Form SB-2 Registration Statement (No. 333-34885), filed with the Commission on October 20, 1997.
    (7) Incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.
    (8) Incorporated by reference to Form 8-K, filed with the Commission on May 1, 1997.
    (9) Incorporated by reference to Amendment No. 1 to Form SB-2 Registration Statement (No. 333-47801), filed with the Commission on October 7, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  REGISTRANT:
                                  ADVANTAGE MARKETING SYSTEMS, INC.


Date:  March 31, 1999             By: /s/ JOHN W. HAIL
                                      -----------------------------------------
                                      John W. Hail, Chief Executive Officer



Date:  March 31, 1999             By: /s/ ROGER P. BARESEL
                                      -----------------------------------------
                                      Roger P. Baresel, President, Chief
                                      Financial and Accounting Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 31, 1999             By: /s/ JOHN W.  HAIL
                                      -----------------------------------------
                                     John W. Hail, Chief Executive Officer,
                                     Chairman of the Board and Director



Date:  March 31, 1999             By: /s/ CURTIS H. WILSON, SR.
                                      -----------------------------------------
                                      Curtis H. Wilson, Sr., Vice-Chairman of
                                      the Board and Director



Date:  March 31, 1999             By: /s/ ROGER P. BARESEL
                                      -----------------------------------------
                                      Roger P. Baresel, President, Chief
                                      Financial Officer and Director



Date:  March 31, 1999             By: /s/ R. TERREN DUNLAP
                                      -----------------------------------------
                                      R. Terren Dunlap, Director


Date:  March 31, 1999             By: /s/ HARLAND C. STONECIPHER
                                      -----------------------------------------
                                      Harland C. Stonecipher, Director

                         INDEX TO FINANCIAL STATEMENTS

                                                                                    PAGE
                                                                                    ----
ADVANTAGE MARKETING SYSTEMS, INC. AND SUBSIDIARIES
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

  Independent Auditors' Report........................................................F-2

  Consolidated Balance Sheets as of December 31, 1998 and 1997........................F-3

  Consolidated Statements of Income for Years Ended December 31, 1998,
    1997 and 1996.....................................................................F-4

  Consolidated Statements of Stockholders' Equity for Years Ended
    December 31, 1998, 1997 and 1996..................................................F-5

  Consolidated Statements of Cash Flows for Years Ended December 31,
    1998, 1997 and 1996...............................................................F-6

  Notes to Consolidated Financial Statements for Years Ended December 31,
    1998, 1997 and 1996...............................................................F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Advantage Marketing Systems, Inc. and Subsidiaries
Oklahoma City, Oklahoma



We have audited the accompanying consolidated balance sheets of Advantage Marketing Systems, Inc. and subsidiaries (the "Company") as of December 31, 1998, and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP


Oklahoma City, Oklahoma

March 19, 1999

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31, 1998 AND 1997

                                     ASSETS                                                 1998            1997
                                                                                        ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents .........................................................   $  5,289,217    $  5,775,276
  Receivables - net of allowance of $36,604 and $25,800, respectively ...............        263,503         184,915
  Receivable from affiliate .........................................................        293,936          14,124
  Commission advances ...............................................................           --            59,268
  Inventory .........................................................................      1,009,998         812,125
  Deferred income taxes .............................................................         93,496          85,224
  Other assets ......................................................................        100,345          68,432
                                                                                        ------------    ------------
              Total current assets ..................................................      7,050,495       6,999,364
RECEIVABLES .........................................................................        129,440          15,079
RECEIVABLE FROM AFFILIATE ...........................................................           --            40,656
PROPERTY AND EQUIPMENT, Net .........................................................      1,090,280         695,896
GOODWILL, Net .......................................................................      1,725,734       1,700,909
COVENANTS NOT TO COMPETE, Net .......................................................        511,685         518,791
DEFERRED INCOME TAXES ...............................................................         95,277         354,693
OTHER ASSETS ........................................................................        114,572          10,918
                                                                                        ------------    ------------
TOTAL ...............................................................................   $ 10,717,483    $ 10,336,306
                                                                                        ------------    ------------
                                                                                        ------------    ------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ..................................................................   $     60,172    $    202,220
  Accrued commissions and bonuses ...................................................        156,174         325,077
  Accrued other expenses ............................................................        277,651         183,921
  Accrued sales tax liability .......................................................        616,735            --
  Notes payable .....................................................................         29,476          26,304
  Capital lease obligations .........................................................         87,105         118,801
                                                                                        ------------    ------------
              Total current liabilities .............................................      1,227,313         856,323
LONG-TERM LIABILITIES:
  Notes payable .....................................................................         94,311          82,440
  Capital lease obligations .........................................................        173,247         221,148
                                                                                        ------------    ------------
               Total liabilities ....................................................      1,494,871       1,159,911
                                                                                        ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY:
  Preferred stock - $.0001 par value; authorized 5,000,000 shares; none issued ......           --              --
  Common stock - $.0001 par value; authorized 495,000,000 shares;
   issued 4,275,514 and 4,249,383 shares; outstanding 4,141,014 and 4,249,383
   shares, respectively .............................................................            428             425
  Paid-in capital ...................................................................     10,180,106      10,180,109
  Notes receivable for exercise of options ..........................................        (63,960)        (74,000)
  Accumulated deficit ...............................................................       (516,091)       (930,139)
                                                                                        ------------    ------------
                 Total capital and accumulated deficit ..............................      9,600,483       9,176,395


  Less cost of treasury stock (134,500 shares, common) ..............................       (377,871)           --
                                                                                        ------------    ------------
                Total stockholders' equity ..........................................      9,222,612       9,176,395
                                                                                        ------------    ------------
TOTAL ...............................................................................   $ 10,717,483    $ 10,336,306
                                                                                        ------------    ------------
                                                                                        ------------    ------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                        ADVANTAGE MARKETING SYSTEMS, INC.
                               AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                     1998            1997           1996
                                                                 ------------    ------------    -----------
Net sales ....................................................   $ 13,287,824    $ 10,192,227    $ 6,155,073
Cost of sales ................................................      8,999,229       7,271,660      4,265,905
                                                                 ------------    ------------    -----------
    Gross profit .............................................      4,288,595       2,920,567      1,889,168

Marketing, distribution and administrative expenses ..........      3,548,772       2,792,879      1,561,753
                                                                 ------------    ------------    -----------
    Income from operations ...................................        739,823         127,688        327,415
Other income (expense):
Interest, net ................................................        309,908          34,017        (10,538)
Other income .................................................         39,280          28,017          8,667

Settlement of additional tax liability (Note 12)..............       (421,623)             --             --
                                                                 ------------    ------------    -----------
    Total other income (expense) .............................        (72,435)         62,034         (1,871)
                                                                 ------------    ------------    -----------

INCOME BEFORE TAXES ..........................................        667,388         189,722        325,544
TAX EXPENSE (BENEFIT) ........................................        253,340          59,696       (499,613)
                                                                 ------------    ------------    -----------

NET INCOME ...................................................   $    414,048    $    130,026    $   825,157
                                                                 ------------    ------------    -----------
                                                                 ------------    ------------    -----------
Net income per common share ..................................   $        .10    $        .05    $       .39
                                                                 ------------    ------------    -----------
                                                                 ------------    ------------    -----------
Net income per common share - assuming dilution ..............   $        .09    $        .04    $       .26
                                                                 ------------    ------------    -----------
                                                                 ------------    ------------    -----------
Weighted average common shares outstanding ...................      4,191,760       2,751,771      2,135,097
                                                                 ------------    ------------    -----------
                                                                 ------------    ------------    -----------
Weighted average common shares outstanding - assuming dilution      4,503,411       3,762,642      3,203,485
                                                                 ------------    ------------    -----------
                                                                 ------------    ------------    -----------

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ADVANTAGE MARKETING SYSTEMS, INC.
                               AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                    NOTES
                                                                  RECEIVABLE                               TOTAL
                                  SHARES      COMMON   PAID-IN   FOR EXERCISE  ACCUMULATED  TREASURY   STOCKHOLDERS'
                               (SEE NOTE 4)   STOCK    CAPITAL    OF OPTIONS     DEFICIT      STOCK        EQUITY
                               ------------   ------   -------   ------------  -----------  --------   -------------
BALANCE,
 JANUARY 1, 1996................ 2,137,012     $212  $ 1,859,882    $  --      $(1,885,322)   $  --      $(25,228)

Issuance of stock for Miracle
  Mountain International, Inc.
  acquisition...................    20,000        2      119,998       --             --         --       120,000

Warrants exercised..............       250       --        1,500       --             --         --         1,500

Net income......................       --        --         --         --          825,157       --       825,157
                                 ---------    -----  -----------    --------   -----------  ---------  ----------

BALANCE,
  DECEMBER 31, 1996............  2,157,262      214    1,981,380       --       (1,060,165)      --       921,429


Issuance of stock for
  Chambre' acquisition..........    14,000        1       83,999       --             --         --        84,000

Warrants and rights offering,
  net...........................   337,211       34    1,831,247       --             --         --     1,831,281

Issuance of stock for
  SNSI acquisition..............   125,984       13      799,987       --             --         --       800,000

Options exercised for cash......    46,945        4       79,996       --             --         --        80,000

Options exercised by tendering
  mature shares, net............    26,731        4          (4)       --             --         --          --

Options exercised by issuance
  of note.......................    46,250        5       73,995    (74,000)          --         --          --

Common stock offering, net...... 1,495,000      150    5,329,509       --             --         --     5,329,659

Net income......................        --       --           --       --          130,026       --       130,026
                                 ---------    -----  -----------    --------   -----------  ---------  ----------

BALANCE,
  DECEMBER 31, 1997............. 4,249,383      425   10,180,109    (74,000)      (930,139)      --     9,176,395

Payments on notes receivable....      --         --           --     10,040           --         --        10,040

Options exercised by tendering
  mature shares, net............    26,131        3           (3)      --             --         --          --

Purchases of treasury stock,
at cost.........................  (134,500)      --           --       --             --     (377,871)   (377,871)

Net income......................      --         --           --       --          414,048       --       414,048
                                 ---------    -----  -----------    --------   -----------  ---------  ----------



BALANCE,
  DECEMBER 31, 1998............  4,141,014    $ 428  $10,180,106    $(63,960)  $  (516,091) $(377,871) $9,222,612
                                 ---------    -----  -----------    --------   -----------  ---------  ----------
                                 ---------    -----  -----------    --------   -----------  ---------  ----------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         ADVANTAGE MARKETING SYSTEMS, INC.
                                 AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                               1998          1997           1996
                                                                            ----------   -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income............................................................   $  414,048   $   130,026      $ 825,157
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization....................................      387,160       251,443         65,993
        Deferred taxes...................................................      251,144        59,696       (499,613)
        Provision for bad debts..........................................       10,804            --          4,319
        Write-off of deferred offering costs.............................           --            --         15,000
        Gain on sale of assets...........................................      (35,329)      (18,671)        (1,572)
        Changes in assets and liabilities which provided (used) cash:
           Receivables and commission advances...........................     (144,485)     (167,192)       (80,139)
           Inventory.....................................................     (197,873)     (722,806)      (119,324)
           Other assets                                                        (23,179)      269,946             --
           Accounts payable and accrued expenses.........................      579,964        78,971        216,600
                                                                            ----------   -----------      ---------
                Net cash provided by (used in) operating activities......    1,242,254      (118,587)       426,421
                                                                            ----------   -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment...................................     (547,592)     (312,709)       (66,675)
   Receivable from affiliate.............................................     (293,936)           --        (22,000)
   Proceeds from sale of assets..........................................      125,340        40,196          1,700
   Repayment of receivable from affiliate................................       54,780        13,042          6,141
   Purchase of Miracle Mountain International, Inc. .....................           --            --        (56,103)
   Purchase of Chambre International, Inc. ..............................           --       (51,340)            --
   Purchase of assets pursuant to SNSI Asset Purchase....................           --    (1,274,441)            --
   Purchase of ToppMed, Inc. Assets......................................     (192,000)           --             --
   Purchase of other assets..............................................     (142,875)     (106,803)            --
                                                                            ----------   -----------      ---------
                 Net cash used in investing activities...................     (996,283)   (1,692,055)      (136,937)
                                                                            ----------   -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock................................           --     8,284,357          1,500
   Proceeds from notes payable...........................................       62,727       114,259             --
   Purchases of treasury stock...........................................     (377,871)           --             --
   Payment of deferred offering costs....................................     (180,450)     (862,967)      (125,400)
   Repayments of notes receivable for exercise of stock options..........       10,040            --             --
   Payment on notes payable - stockholders...............................           --            --        (81,929)
   Payment on notes payable..............................................      (47,684)      (34,010)        (8,445)
   Principal payment on capital lease obligations........................     (198,792)      (85,290)       (17,728)
                                                                            ----------   -----------      ---------
                 Net cash (used in) provided by financing activities.....     (732,030)    7,416,349       (232,002)
                                                                            ----------   -----------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................     (486,059)    5,605,707         57,482

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.............................    5,775,276       169,569        112,087
                                                                            ----------   -----------      ---------
CASH AND CASH EQUIVALENTS, END OF YEAR...................................   $5,289,217    $5,775,276       $169,569
                                                                            ----------   -----------      ---------
                                                                            ----------   -----------      ---------

                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       ADVANTAGE MARKETING SYSTEMS, INC.
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

    SALES RETURNS - All of the Company's products include a customer satisfaction guarantee. Company products may be returned within 30 days of purchase for a full refund or credit toward the purchase of another Company product. The Company also has a buy-back policy where by it will repurchase products sold to an independent distributor (subject to a restocking fee) provided that the distributor terminates his/her distributorship agreement with the Company and returns the product within 12 months of original purchase in marketable condition. For the years ended December 31, 1998, 1997 and 1996, the cost of products returned to the Company are included in net sales and was two, three and four percent of gross sales, respectively.

    ADVERTISING - The Company expenses advertising as incurred. Total advertising expense for 1998, 1997, and 1996 was $16,459, $28,416 and $26,410, respectively.

    CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of cash in banks and all short term investments with initial maturities of three months or less.

    INVENTORY - Inventory consists of consumer product inventory and training and promotional material such as video tapes, cassette tapes and paper supplies held for sale to customers and independent distributors. Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out method.

                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

    INTANGIBLES - Intangible assets consist of goodwill and covenants not to compete. Goodwill represents the excess of cost over the fair value of the net assets acquired pursuant to the Miracle Mountain International, Inc. ("MMI"), Chambre' International, Inc. ("CII"), Stay 'N Shape International, Inc. ("SNSI") and ToppMed, Inc. ("TI") acquisitions. The Company amortizes goodwill from the acquisition of MMI over seven years and from the acquisitions of CII, SNSI, and TI over twenty years. Covenants not to compete are being amortized over the life of the contracts. The net amount of goodwill arising from the MMI, CII, SNSI and TI acquisitions at December 31, 1998 was $75,186, $162,140, $1,363,075
    and $125,333, respectively. The net amount of goodwill arising from the MMI, CII and SNSI acquisitions at December 31, 1997 was $92,208, $171,107 and $1,437,594, respectively. Goodwill amortization for the years ended December 31, 1998, 1997 and 1996 was $103,175, $78,026 and $9,930,
    respectively. Covenant amortization for the years ended December 31, 1998, 1997 and 1996, was $71,106, $53,431 and $7,778, respectively.

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

    LONG-LIVED ASSETS - Management of the Company assesses recoverability of its long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future cash flows generated by that asset. Recoverability is assessed and measured on long-lived assets using an estimate of the undiscounted future cash flows attributable to the asset. Impairment is measured based on future cash flows discounted at an appropriate rate.

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

                                                                       INCOME        SHARES       PER SHARE
                                                                     (NUMERATOR)  (DENOMINATOR)     AMOUNT
                                                                     -----------  -------------     ------
     Weighted average common shares outstanding:
     For the year ended December 31, 1998:
        Earnings per common share:
          Income available to common stockholders................     $414,048      4,191,760        $.10
                                                                                                     ----

        Earnings per common share - assuming dilution:
           Options...............................................           --        311,651
                                                                      --------      ---------


                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

           Income available to common stockholders plus assumed
                    conversions.....................................  $414,048      4,503,411        $.09
                                                                      --------      ---------        ----

     For the year ended December 31, 1997:
        Earnings per common share:
           Income available to common stockholders..................  $130,026      2,751,771        $.05
                                                                                                     ----

        Earnings per common share - assuming dilution:
           Options..................................................        --        825,061

                                                                       INCOME        SHARES       PER SHARE
                                                                     (NUMERATOR)  (DENOMINATOR)     AMOUNT
                                                                     -----------  -------------     ------
           Warrants                                                         --        185,810
                                                                      --------      ---------
           Income available to common stockholders plus assumed
                    conversions.....................................  $130,026      3,762,642        $.04
                                                                      --------      ---------        ----

     For the year ended December 31, 1996:
        Earnings per common share:
           Income available to common stockholders..................  $825,157      2,135,097        $.39
                                                                                                     ----
        Earnings per common share - assuming dilution:
           Options..................................................       --         990,379
           Warrants.................................................       --          78,009
                                                                      --------      ---------
          Income available to common stockholders plus assumed
                    conversions.....................................  $825,157      3,203,485        $.26
                                                                      --------      ---------        ----

    Options to purchase 130,358 shares of common stock ranging from $2.80 to $3.60 per share and 5,000 shares of common stock at $6.00 per share were outstanding at December 31, 1998 and 1997, respectively, but were not included in the computation of earnings per common share - assuming dilution because the options' exercise price was greater than the average market price of the common shares. There were no antidilutive options to purchase shares of common stock at December 31, 1996.

    Warrants to purchase 1,962,211 shares of common stock ranging from $3.40 to $5.40 and 525,860 shares of common stock at $8.00 were outstanding at December 31, 1998 and 1996, respectively, but were not included in the computation of earnings per common share - assuming dilution because the warrants' exercise price was greater than the average market price of the common shares. There were no antidilutive warrants to purchase shares of common stock at December 31, 1997.

    RECENTLY ISSUED ACCOUNTING STANDARDS - In February 1998, the FASB issued SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, which revises employers' disclosures about pension and other postretirement benefit plans. The new statement will not have any impact on the Company's consolidated financial statements, as the Company does not offer postretirement benefits.

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGInG ACTIVITIES, which establishes accounting and reporting standards for derivative instruments. The impact on the Company's consolidated financial statements from the adoption of SFAS No. 133 has not yet been determined. This statement is effective for all fiscal quarters beginning after June 15, 1999. The Company will adopt SFAS No. 133 on January 1, 2000 as required.

                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

    RECLASSIFICATIONS - Certain reclassifications have been made to prior year balances to conform with the presentation for the current period.

2.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31:

                                                              1998          1997
                                                           ----------    ----------
     Office furniture, fixtures and equipment............  $1,466,273    $  954,293
     Vehicles............................................     193,982       142,055
     Leasehold improvements..............................      38,936        34,388
                                                           ----------    ----------
                                                            1,699,191     1,130,736
     Accumulated depreciation and amortization...........    (608,911)     (434,840)
                                                           ----------    ----------
     Total property and equipment, net...................  $1,090,280    $  695,896
                                                           ----------    ----------

    Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $203,972, $119,986 and $48,285, respectively.

3.  LEASE AGREEMENTS

    During 1998 and 1997, the Company entered into various capital leases for office equipment. The lease terms range from 24 to 60 months.
    Additionally, annual lease rental payments for each lease range from $700 to $40,000 per year. The schedule of future minimum lease payments below reflects all payments under the leases.

    The property and equipment accounts include $422,616 and $449,540 for leases that have been capitalized at December 31, 1998 and 1997, respectively. Related accumulated amortization amounted to $128,338 and $109,591 at December 31, 1998 and 1997, respectively.

    The Company leases office and warehouse space under noncancellable operating leases.

                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

    Future annual minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms of one year or more at December 31, 1998 are as follows:

                                                                        CAPITAL      OPERATING
                                                                        LEASES        LEASES        TOTAL
                                                                        --------     ---------     --------
   Year ending:
   1999..............................................................   $101,013      $145,426     $246,439
   2000..............................................................     71,212       151,844      223,056
   2001..............................................................     61,576       157,617      219,193
   2002..............................................................     26,206       161,450      187,656
   2003..............................................................     30,763        67,937       98,700
                                                                        --------     ---------     --------
   Total minimum lease payments......................................    290,770      $684,274     $975,044
                                                                                     ---------     --------
                                                                                     ---------     --------
   Less amount representing interest.................................     30,418
                                                                        --------
   Present value of net minimum lease payments.......................    260,352
   Less current portion..............................................     87,105
                                                                        --------
   Long-term capital lease obligations...............................   $173,247
                                                                        --------
                                                                        --------

    Rental expense under operating leases for the years ended December 31, 1998, 1997 and 1996 was $147,166, $88,632 and $63,425, respectively.

4.  STOCKHOLDERS' EQUITY

    COMMON STOCK - On March 4, 1998, the Company announced it's intent to repurchase up to $1 million of the Company's Common Stock in the open market for cash. In connection with such repurchase, the Company filed with the Securities and Exchange Commission pursuant to Section 13(e)(1) of the Securities Exchange Act of 1934, as amended, an Issuer Tender Offer Statement on March 4, 1998. As of December 31, 1998, the Company has repurchased 134,500 shares of the Common Stock at a total cost of $377,871. The Company has ceased making repurchases and the last repurchase was made December 31, 1998.

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

    On November 12, 1997, the Company sold 1,495,000 shares of Common Stock and 1,495,000 Redeemable Common Stock Purchase Warrants in units consisting of one share of Common Stock and one Redeemable Common Stock Purchase Warrant from which the Company received gross proceeds of $6,050,000. Accumulated offering costs of approximately

                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

    $720,000 were charged against the proceeds of the offering (the "Units Offering").

    During 1997 in connection with the registration of the Units Offering, certain officers and shareholders agreed to certain escrow and lock-in arrangements required by the Oklahoma Department of Securities until November 6, 2000. The agreement encompasses 377,682 shares of the Company's common stock and stock options and warrants to purchase 674,500 shares of such common stock and does not permit the sale or disposition of such securities by these officers and shareholders. There are no conditions under which these shares of common stock, stock options and warrants would be required to be returned to the Company and they are treated as outstanding securities for purposes of the Company's earnings per share calculations.

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

    COMMON STOCK OPTIONS AND OTHER WARRANTS - During 1998, the Company granted 809,819 options at exercise prices ranging from $1.75 per share to $3.00 per share. Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. A total of 418,819 of the options granted during 1998 are unexercisable at December 31, 1998 due to a six month vesting period. During 1998, 57,306 options were exercised for 31,025 mature shares. In addition, during this period 519,944 options with a weighted average exercise price of $2.32 per share were voluntarily surrendered and canceled by the Company in exchange for an equal number of options, with a weighted average exercise price of $1.82 and 128,830 other options were canceled without exchange for new options. The exercise price of the exchanged options was equal to the market value of the Company's stock on the date of exchange. There was no expense recognized in the Company's financial statements relating to the exchange. See Note 5 for the pro forma effects of SFAS 123 ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123").

    During 1997, the Company granted 493,100 options at exercise prices ranging from $2.70 per share to $6.00 per share. Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. Options granted on December 26, 1997 have a six month vesting period. During 1997, 135,695 options were exercised of which 46,945, 42,500 and 46,250 were exercised for cash, 15,769 mature shares and notes receivable, respectively. In addition, during this period 319,250 options with a weighted average exercise price of $4.67 per share were voluntarily surrendered and canceled by the Company in exchange for an equal number of options, with an exercise price of $2.70 per share, 125,000 other warrants were canceled without exchange for new warrants or options and 2,499 options expired. The exercise price of the exchanged option was equal to the market value of the Company's stock on the date of exchange. There was no expense recognized in the Company's financial statements relating to the exchange. See Note 5 for the pro forma effects of SFAS 123.

                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

    The following table summarizes the Company's stock option and other warrants activity for the years ended December 31, 1998, 1997 and 1996 (as restated for the one-for-eight reverse split in October 1996):

                                              WEIGHTED                  WEIGHTED                   WEIGHTED
                                               AVERAGE                   AVERAGE                    AVERAGE
                                              EXERCISE                  EXERCISE                   EXERCISE
                                   1998        PRICE          1997       PRICE           1996       PRICE
                                 ---------     -----        ---------    -----         ---------    -----
     Options and other
      warrants outstanding,
      beginning of year.......... 1,439,583     $2.28        1,528,927    $2.49         1,540,177    $2.52

     Options and other
      warrants granted
      during the year............   809,819      1.93          493,100     3.68                --       --

     Options exercised
      during the year............   (57,306)     2.17         (135,695)    1.64                --       --

     Options and other
      warrants canceled
      during the year............  (617,524)     2.35         (444,250)    4.75                --       --

     Options expired
      during the year............   (31,250)     1.60           (2,499)    1.60           (11,250)    6.48
                                   --------                  ---------                  ---------
     Options and other
      warrants outstanding,


                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



      end of year................ 1,543,322     $2.09        1,439,583    $2.28         1,528,927    $2.49
                                  ---------     -----        ---------    -----         ---------    -----
                                  ---------     -----        ---------    -----         ---------    -----

    The weighted average grant-date fair value of options and other warrants granted during 1998 and 1997 was $1.05 and $1.20 per share, respectively. There were no options granted during 1996.

                                       OPTIONS AND OTHER WARRANTS            OPTIONS AND OTHER WARRANTS
                                             OUTSTANDING                             EXERCISABLE
                              -----------------------------------------       -----------------------
                                              WEIGHTED-
                                               AVERAGE        WEIGHTED-                     WEIGHTED-
                                NUMBER        REMAINING         AVERAGE         NUMBER       AVERAGE
             RANGE OF         OUTSTANDING    CONTRACTUAL       EXERCISE       EXERCISABLE    EXERCISE
          EXERCISE PRICES     AT 12/31/98        LIFE           PRICE         AT 12/31/98     PRICE
          ---------------     -----------    -----------      ---------       -----------   ---------
           $1.75 - 3.60       1,543,322       4.8 years         $2.09          1,124,503       $2.15



    COMMON STOCK WARRANTS - The following table summarizes the Company's common stock warrants and their activity for the years ended December 31, 1998, 1997 and 1996 (as restated for the one-for-eight reverse split in October
    1996):

                                                                   WARRANTS
                                                                   ISSUED AND    EXERCISE
                                                                  OUTSTANDING     PRICE      EXERCISE PERIOD
                                                                  -----------    --------    ---------------
    DECEMBER 31, 1998:
        1997-A Warrants.........................................     337,211      $3.40      1/31/97 - 1/31/99
                                                                   ---------
                                                                   ---------
        Redeemable Common Stock Purchase Warrants...............   1,495,000      $3.40    11/06/97 - 11/06/02
                                                                   ---------
                                                                   ---------
        Underwriters' Warrants..................................     130,000      $5.40    11/12/98 - 11/12/02
                                                                   ---------
                                                                   ---------
    DECEMBER 31, 1997:
        Class A Warrants, beginning of year.....................     524,360      $6.00      4/26/89 - 7/26/97
        Class A Warrants redeemed during the year...............    (524,360)     $6.00
                                                                   ---------
        Class A Warrants, end of year...........................      --
                                                                   ---------
                                                                   ---------
        Class B Warrants, beginning of year.....................     525,860      $8.00      4/26/89 - 7/26/97
        Class B Warrants redeemed during the year...............    (525,860)     $8.00
                                                                   ---------
        Class B Warrants, end of year...........................      --
                                                                   ---------
                                                                   ---------

        1997-A Warrants, beginning of year......................      --
        1997-A Warrants issued during the year                       337,211     $12.00      1/31/97 - 1/31/99
                                                                   ---------
        1997-A Warrants, end of year............................     337,211
                                                                   ---------
                                                                   ---------


                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

        Redeemable Common Stock Purchase Warrants,
           beginning of year....................................          --
        Redeemable Common Stock Purchase Warrants,
           issued during the year...............................   1,495,000      $5.40      11/6/97 - 11/6/02
                                                                   ---------
        Redeemable Common Stock Purchase Warrants,
           end of year..........................................   1,495,000
                                                                   ---------
                                                                   ---------
        Underwriters' Warrants, beginning of year...............          --
        Underwriters' Warrants issued during the year...........     130,000      $5.40    11/12/98 - 11/12/02
                                                                   ---------
        Underwriters' Warrants, end of year.....................     130,000
                                                                   ---------
                                                                   ---------
    DECEMBER 31, 1996:
        Class A Warrants, beginning of year.....................     524,610      $6.00      4/26/89 - 7/26/97
        Class A Warrants exercised during the year..............        (250)     $6.00
                                                                   ---------
        Class A Warrants, end of year...........................     524,360
                                                                   ---------
                                                                   ---------
        Class B Warrants........................................     525,860      $8.00      4/26/89 - 7/26/97
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

5.  STOCK OPTION PLAN

    During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for grant can consist of (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors, and consultants. Nonemployee directors are excluded from Plan participation. The option price for shares of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors

                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

    at a price not less than 85% of the market value of the stock on the date of grant. No stock options shall be exercisable within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. During the years ended December 31, 1998 and 1997 the Company granted 281,295 and 173,850 net options under the Plan, respectively. No stock appreciation rights are attached to any options outstanding. At December 31, 1998 and 1997, the Company had 1,543,322 and 1,439,583 stock options outstanding of which only 441,589 and 173,850 had been issued pursuant to this plan, respectively.

    The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation awards. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements. The following pro forma data is calculated net of tax as if compensation cost for the Company's stock-based compensation awards (see also Note 4) was determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123.



                                                                            YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------
                                                                         1998         1997         1996
                                                                       ---------    ---------    ---------
     Net income as reported.......................................... $  414,048    $ 130,026    $ 825,157
       Adjustment, net of tax........................................   (233,329)    (467,554)        --
                                                                      ----------    ---------    ---------
     Pro forma net income (loss)..................................... $  180,719    $(337,528)   $ 825,157
     Net income per common share as reported......................... $      .10    $     .05    $    0.39
       Adjustment, net of tax........................................       (.06)       (0.17)        --
                                                                      ----------    ---------    ---------
     Pro forma net income (loss) per common share.................... $      .04    $   (0.12)   $    0.39
     Pro forma net income (loss) per common share - assuming
       dilution...................................................... $      .04    $   (0.12)   $    0.26
     Weighted average common shares outstanding......................  4,191,760    2,751,771    2,135,097
     Weighted average common shares outstanding - assuming
       dilution......................................................  4,503,411    2,751,771    3,203,485

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively (no option grants during 1996): risk-free interest rates of 4.50 and 5.93 percent; no dividend yield or assumed forfeitures; expected lives of 5.4 and 6.7 years; and volatility of 59 and 60 percent. The pro forma amounts above are not likely to be representative of

                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

    future years because there is no assurance that additional awards will be made each year.

6.  RELATED PARTIES

    During 1998, 1997 and 1996, the Company received approximately $6,822, $7,157 and $9,116, respectively, from Pre-Paid Legal Services, Inc., a stockholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal Services, Inc.

    John W. Hail, Chief Executive Officer and Chairman of the Board of Directors of the Company, is the sole director and shareholder of the John Hail Agency, Inc. ("JHA"). Pursuant to an unwritten agreement, the Company provided office space, utilities and supplies, as well as an occasional part-time administrative staff person, through June 30, 1996, to JHA for a monthly payment of $1,000 as reimbursement of the Company's costs. In addition, the Company made non-interest bearing advances to JHA of $22,000 and $87,684 during the years ended December 31, 1996 and 1995, respectively. Effective June 30, 1996, the Company adopted a policy to not make any further advances to JHA, and JHA executed a promissory note payable to the Company in the principal amount of $73,963 bearing interest at eight percent per annum and payable in 60 installments of $1,499 per month. JHA has made repayments of these advances of $13,042, $6,141 during the fiscal years ended December 31, 1997 and 1996, respectively. During the year ended December 31, 1998, JHA made repayments of $54,780. As of June 30, 1998 the note has been paid in full.

    During 1995, John W. Hail individually entered into lease agreements covering telephone equipment and related software and requiring monthly rental payments. Such equipment and software are utilized exclusively by the Company. During the years ended December 31, 1998, 1997 and 1996, the Company made aggregate monthly payments pursuant to such lease agreements of $17,939, $19,427 and $19,427, respectively.

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

    During the years ended December 31, 1998, 1997 and 1996, the Company paid Curtis H. Wilson, Sr., a Director of the Company, sales commissions of $62,555, $32,886 and $38,337, respectively. These commissions were based upon purchases by Mr. Wilson and his downline distributors in accordance with the Company's network marketing program in effect at the time of the sales.

    During the first quarter of 1998, the Company agreed to loan John W. Hail, the Chief Executive Officer and a major shareholder of the Company, up to $250,000. Subsequently the Company agreed to loan up to an additional $75,000. The loan is secured, bears interest at eight percent per annum and is due on March 31, 1999. The loan has been extended until March 31, 2000. As of December 31, 1998, the balance due on this loan was $293,936. The loan was unanimously approved by the Company's board of directors.

                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

7.  INCOME TAXES

    On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Management concluded in 1996 that it is more likely than not that a tax benefit will be realized from its deferred tax assets and therefore eliminated the previously recorded valuation allowance. The Company's deferred tax assets relate primarily to net operating loss carryforwards for income tax purposes at December 31, 1998, totaling $531,856 , which will begin to expire in 2003. The Company has a net deferred tax asset at December 31, 1998 and 1997, of $188,773 and $439,917, respectively.

    Income taxes for 1998 were comprised of current taxes of $2,196 and deferred taxes of $251,144. Income taxes for 1997 and 1996 were comprised of deferred taxes. A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                                      1998        1997       1996
                                                      -----       -----    --------
     Statutory federal income tax rate.............    34.0%       34.0%       34.0%
     State tax effective rate......................     4.0         4.6         4.3
     Permanent differences.........................     2.3         6.4         0.0
     Benefit of graduated tax rates................     0.0        (4.8)       (0.4)
     Benefit of operating loss carryforwards.......     0.0        (0.0)      (37.9)
     Change in effective rate......................     0.0        (8.7)        0.0
     Other.........................................    (2.3)        0.0         0.0
     Reduction in valuation allowance..............     0.0         0.0      (153.5)
                                                      -----       -----    --------
     Effective income tax rate.....................    38.0%       31.5%     (153.5)%
                                                      -----       -----    --------
                                                      -----       -----    --------

    Deferred tax liabilities and assets at December 31, 1998 and 1997 are comprised of the following:

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1998          1997
                                                                   --------       --------
     Deferred tax liabilities:
       Depreciation and amortization.........................      $(38,037)      $(20,682)
                                                                   --------       --------
                  Total deferred tax liabilities.............       (38,037)       (20,682)
                                                                   --------       --------

     Deferred tax assets:
       Net operating loss carryforwards......................       160,889        458,796
       Reserves..............................................        49,404          1,803
       Other.................................................        16,517         --
                                                                   --------       --------
                   Total deferred tax assets.................       226,810        460,599
                                                                   --------       --------


                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     Net deferred taxes......................................       188,773        439,917
     Less current portion of net deferred tax assets.........        93,496         85,224
                                                                   --------       --------

     Noncurrent portion......................................      $ 95,277       $354,693
                                                                   --------       --------
                                                                   --------       --------

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

                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

    Goodwill and the covenant not to compete will be amortized over seven and four and one-half year periods, respectively.

    The following unaudited pro forma information presents a summary of consolidated results of operations as if the acquisitions had occurred at the beginning of 1998 and 1997, with pro forma adjustments to give effect to amortization of goodwill together with the related income tax effect. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchases been made during the periods presented or the future results of the combined operations.

                                                              YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                                1998          1997
                                                             -----------  -----------
        Net revenues.......................................  $13,228,000  $10,776,000
        Net income.........................................  $   397,000  $   142,000
        Net income per common share........................  $       .09  $       .05
        Net income per common share - assuming dilution....  $       .09  $       .04

10. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                        YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------
                                                                     1998         1997        1996
                                                                  ---------   -----------   --------
         Cash paid during the year for:
              Interest........................................... $  34,663   $    33,012   $ 23,021
              Income taxes.......................................        --         2,196         --
         Noncash financing and investing activities:
              Property and equipment acquired by capital lease...    99,007       147,508    199,131
              Deferred offering costs not yet paid...............        --       180,450         --
         Fair value of capital stock issued to purchase
         Miracle Mountain International Inc......................        --            --    120,000
         Acquisition of Chambre' International, Inc.:
              Fair value of assets acquired...................... $      --   $   (84,802)  $     --
              Fair value of covenant not to compete..............        --       (20,000)        --


                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

              Purchase price in excess of tangible assets
                acquired and covenant not to compete.............        --      (179,325)        --
              Fair value of common stock issuance................        --        84,000         --
              Liabilities assumed................................        --       148,787         --
                                                                  ---------   -----------   --------
              Cash paid to purchase Chambre' International,
                Inc.............................................. $      --   $   (51,340)  $     --
                                                                  ---------   -----------   --------
                                                                  ---------   -----------   --------
         SNSI asset purchase:
              Fair value of assets acquired...................... $      --   $   (84,063)  $     --
              Fair value of covenant not to compete..............        --      (500,000)        --
              Purchase price in excess of tangible assets
                acquired and covenant not to compete.............        --    (1,490,378)        --
              Fair value of common stock issuance................        --       800,000         --
                                                                  ---------   -----------   --------
              Cash paid to purchase SNSI assets.................. $      --   $(1,274,441)  $     --
                                                                  ---------   -----------   --------
                                                                  ---------   -----------   --------
         ToppMed, Inc. asset purchase:
              Fair value of assets acquired...................... $      --   $        --   $     --
              Fair value of covenant not to compete..............   (64,000)           --         --
              Purchase price in excess of tangible assets
                acquired and covenant not to compete.............  (128,000)           --         --
                                                                  ---------   -----------   --------
              Cash paid to purchase ToppMed, Inc................. $(192,000)  $        --   $     --
                                                                  ---------   -----------   --------
                                                                  ---------   -----------   --------

11. NOTES PAYABLE

    The Company has notes payable of $123,787 and $108,744 for the years ended December 31, 1998 and 1997, respectively. The current balance of the notes at December 31, 1998 and 1997 is $29,476 and $26,304, respectively. The notes were issued to acquire vehicles to be used by the Company and are collateralized by such vehicles for which the notes were issued to finance. These notes mature ranging from June 2001 to September 2003 with interest rates on the notes ranging from 8.25 percent to 10.98 percent. Payments of principal and interest are made on the notes monthly ranging from $425 to $928. Scheduled maturities for 1999 through 2003 are $29,476, $32,371, $30,946, $22,035 and $8,957,
    respectively.

12. ADDITIONAL TAX LIABILITY

    During 1998, in an effort to facilitate the growth of its distributor network, the Company voluntarily began contacting all of the state sales and use tax authorities to enter into agreements with them whereby the Company would assume the responsibility for collecting and remitting sales and use taxes on behalf of its independent distributors. Certain states had requirements which resulted in an additional tax liability for the Company as a condition of entering into the agreement. The liability has an adverse impact on the Company's earnings, net of the related tax effect, of $261,400 or $.06 per share. Management believes the liability is a one time nonrecurring charge and will have no further adverse impact on the Company's future results of operations because the ongoing collection and remittance of sales and use tax represents neither additional income nor additional expense to the Company but instead is a pass through item with no income statement effect.

                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

13. COMMITMENTS AND CONTINGENCIES

    RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales has been, and is expected to continue to be, dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented
    49.7 percent, 29.5 percent, and 39.1 percent of net sales for the years ended 1998, 1997 and 1996, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, the Company offers AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration ("FDA") issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for the Company's product). On June 4, 1997, the FDA proposed a regulation which will, if it becomes effective as proposed, significantly limit the ability of the Company to sell AM-300 and any other weight management products which contain ephedra or ephedrine. If the FDA's proposed regulations were to become effective, management believes that the impact on the Company's financial statements would be a significant reduction in sales, cost of sales and marketing, distribution and administrative expenses and could result in material losses to the Company, but would not result in a significant increase in sales returns nor have a significant adverse effect on financial position.

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

14. SUBSEQUENT EVENTS

    On March 11, 1998, the Company filed a Registration Statement, file number 333-47801, with the Securities and Exchange Commission pursuant to which the Company is seeking to register 5,000,000 stock purchase plan participation interests ("Participation Interests") in the Advantage Marketing Systems, Inc. Distributor Stock Purchase Plan (the "Plan").
    The Participation Interests are also being registered in accordance with the Oklahoma Securities Act. The Participation Interests will be offered to the distributors of the Company's products and services ("Eligible Persons") in lots of five Participation Interests. An Eligible Person electing to participate in the Plan (a "Participant") will be entitled through purchase of the Participation Interests to purchase in the open market through the Plan, shares of common stock, $.0001 par value per share (the "Common Stock"), previously issued by the Company. The Participation Interests are non-transferable; therefore, a market for the Participation Interests will not develop. The proceeds from sale of the Participation Interests will become the Participants' contributions to the Plan which will be used to purchase the Common Stock and will not be placed into escrow pending purchase of the Common Stock. Other than an annual service fee of $5.00 per Participant and a transaction fee of $1.25 per month, the Company will not receive any proceeds from the purchase of the Common Stock by the Plan. The offering price of each Participation Interest will be $1.00, and each Eligible Person will be required initially to purchase a minimum of twenty-five Participation Interests upon electing to participate in the Plan. There is no minimum amount of sales of Participation Interests required. The registration statement became effective February 19, 1999.

                               *  *  *  *  *  *