Form 10QSB
period 1999-03-31
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 1999-05-07
CIK 841866

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1999

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                       Commission File Number
  March 31, 1999                                              000-22279
-----------------                                       ----------------------

                        ADVANTAGE MARKETING SYSTEMS, INC.
------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Oklahoma                                   73-1323256
-----------------------------------             ----------------------------
(State or Other Jurisdiction                    (IRS Employer Identification
  of Incorporation or Organization)                Number)

        2601 N.W. Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112
------------------------------------------------------------------------------
                    (Address of Principal Offices)          (Zip Code)

                                 (405) 842-0131
------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                              4,141,014
------------------------------                    ----------------------------
Title of Class                                    Number of Shares outstanding
                                                            at May 5, 1999

Exhibit Index appears on page 18.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                TABLE OF CONTENTS


Part I  - Financial Information

Item 1. Financial Statements

            Condensed Consolidated Balance Sheets......................   3

            Condensed Consolidated Statements of Income................   4

            Condensed Consolidated Statements of Cash Flows............   5

            Notes to Condensed Consolidated Financial Statements.......   6

Item 2. Management's Discussion and Analysis or Plan of Operation......  11

Part II - Other Information............................................  18



           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the caption "Management's Discussion and Analysis or Plan of Operation" constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," "expects," "may," "will," or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; the ability of the Company to implement its business and acquisition strategies; changes in the network marketing industry and changes in consumer preferences; competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness; acceptance of new product offerings; and changes in, or the failure to comply with, government regulations (especially food and drug laws and regulations); the ability of the Company and its third party providers to adequately address year 2000 issues; the ability of the Company to obtain financing for future acquisitions; and other factors.

Chambre-R-, Spark of Life-R-, Young at Heart-R-, Co-Clenz-R-, Stay 'N Shape, Sine-eze-R- and ToppFast-R- are registered trademarks of the Company, and Choc-Quilizer-TM- is a trademark of Tinos, L.L.C.

                          PART I. FINANCIAL INFORMATION
------------------------------------------------------------------------------
Item 1. FINANCIAL STATEMENTS

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                   (UNAUDITED)

                                    ASSETS                                            MARCH 31,        DECEMBER 31,
                                                                                        1999               1998
                                                                                     ------------------------------
CURRENT ASSETS:

  Cash and cash equivalents.....................................................      $ 5,508,710       $ 5,289,217
  Receivables - net of allowance of $39,166 and $36,604, respectively...........          324,946           263,503
  Receivable from affiliate.....................................................          259,701           293,936
  Commission advances...........................................................               --                --
  Inventory.....................................................................          762,527         1,009,998
  Deferred income taxes.........................................................           47,780            93,496
  Other assets..................................................................          100,345           100,345
                                                                                      -----------       -----------
              Total current assets..............................................        7,004,009         7,050,495
RECEIVABLES.....................................................................          148,812           129,440
PROPERTY AND EQUIPMENT, Net.....................................................        1,244,206         1,090,280
GOODWILL, Net...................................................................        1,699,007         1,725,734
COVENANTS NOT TO COMPETE, Net...................................................          492,975           511,685
DEFERRED INCOME TAXES...........................................................               --            95,277
OTHER ASSETS....................................................................          175,038           114,572
                                                                                      -----------       -----------
TOTAL...........................................................................      $10,764,047       $10,717,483
                                                                                      ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable..............................................................      $   180,861       $    60,172
  Accrued commissions and bonuses...............................................          200,647           156,174
  Accrued other expenses........................................................          203,730           277,651
  Accrued sales tax liability...................................................          371,569           616,735
  Notes payable.................................................................           30,173            29,476
  Capital lease obligations.....................................................           83,778            87,105
                                                                                      -----------       -----------
              Total current liabilities.........................................        1,070,758         1,227,313
LONG-TERM LIABILITIES:
  Notes payable.................................................................           86,502            94,311
  Capital lease obligations.....................................................          153,744           173,247
                                                                                     ------------      ------------
               Total liabilities................................................        1,311,004         1,494,871
                                                                                      -----------       -----------
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
  Preferred stock - $.0001 par value; authorized 5,000,000 shares; none issued..               --                --
  Common stock - $.0001 par value; authorized 495,000,000 shares;
   issued 4,275,514 shares; outstanding 4,141,014  shares ......................              428               428
  Paid-in capital...............................................................       10,180,106        10,180,106
  Notes receivable for exercise of options......................................          (63,960)          (63,960)
  Accumulated deficit...........................................................         (285,660)         (516,091)
                                                                                      -----------       -----------
                 Total capital and accumulated deficit..........................        9,830,914         9,600,483
  Less cost of treasury stock (134,500 shares, common)..........................         (377,871)         (377,871)
                                                                                      -----------       -----------
                Total stockholders' equity......................................        9,453,043         9,222,612
                                                                                      -----------       -----------
TOTAL...........................................................................      $10,764,047       $10,717,483
                                                                                      ===========       ===========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE PERIODS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                             ---------------------------
                                                                                 1999           1998
                                                                             ---------------------------
Net sales.................................................................   $ 4,391,930     $ 2,700,731
Cost of sales.............................................................     3,013,167       1,689,820
                                                                             -----------     -----------
    Gross profit..........................................................     1,378,763       1,010,911
Marketing, distribution and administrative expenses.......................     1,078,285         855,701
                                                                             -----------     -----------
    Income from operations................................................       300,478         155,210
Other income:
Interest, net.............................................................        70,946          67,084
Other income..............................................................         --              2,106
                                                                             -----------     -----------
    Total other income....................................................        70,946          69,190
                                                                             -----------     -----------
INCOME BEFORE TAXES.......................................................       371,424         224,400
TAX EXPENSE...............................................................       140,993          85,182
                                                                             -----------     -----------
NET INCOME................................................................   $   230,431     $   139,218
                                                                             ===========     ===========
Net income per common share...............................................   $       .06     $       .03
                                                                             ===========     ===========
Net income per common share - assuming  dilution..........................   $       .05     $       .03
                                                                             ===========     ===========
Weighted average common shares outstanding................................     4,141,014       4,249,383
                                                                             ===========      ==========
Weighted average common shares outstanding - assuming dilution............     4,488,787       4,496,841
                                                                             ===========      ==========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                                      MARCH 31,      MARCH 31,
                                                                                        1999           1998
                                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...................................................................    $   230,431     $   139,218
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization...........................................        123,462          86,904
        Deferred taxes..........................................................        140,993          85,182
        Provision for bad debts.................................................          2,562              --
        Changes in assets and liabilities which provided (used) cash:
           Receivables and commission advances..................................        (83,377)         35,559
           Inventory............................................................        247,471          50,476
           Other assets.........................................................        (63,498)             --
           Accounts payable and accrued expenses................................       (153,925)         66,456
                                                                                    -----------     -----------
                Net cash provided by operating activities.......................        444,119         463,795
                                                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment..........................................       (228,919)       (113,309)
   Receivable from affiliate....................................................             --        (110,963)
   Repayment of receivable from affiliate.......................................         34,235           3,426
   Purchase of other assets.....................................................             --        (118,302)
                                                                                    -----------     -----------
                Net cash used in investing activities ..........................       (194,684)       (339,148)
                                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchases of treasury stock..................................................             --         (61,880)
   Payment of deferred offering costs...........................................             --         (88,471)
   Payment on notes payable.....................................................         (7,112)         (7,106)
   Principal payment on capital lease obligations...............................        (22,830)        (29,007)
                                                                                    -----------     -----------
                 Net cash used in financing activities..........................        (29,942)       (186,464)
                                                                                    -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS...........................        219,493         (61,817)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR....................................      5,289,217       5,775,276
                                                                                    -----------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR..........................................    $ 5,508,710     $ 5,713,459
                                                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest........................................          6,894          10,666
Cash paid during the period for income taxes....................................          6,000              --
Noncash financing and investing activities:
   Property and equipment acquired by capital lease.............................             --           4,389


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

1.       UNAUDITED INTERIM FINANCIAL STATEMENTS

         The unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the company and notes thereto, for the year ended December 31, 1998.

         The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 1999.

2.       EARNINGS PER SHARE

         EARNINGS PER SHARE - Earnings per common share is computed based upon net income divided by the weighted average number of common shares outstanding during each period. Earnings per common share - assuming dilution is computed based upon net income divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. The following is a reconciliation of the common shares used in the calculations of earnings per common share and earnings per common share - assuming dilution:

                                                                    INCOME         SHARES       PER SHARE
                                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                                 -----------    -------------   ---------
Weighted average common shares outstanding:
For the three months ended March 31, 1999:
   Earnings per common share:
     Income available to common stockholders...................     $230,431        4,141,014        $.06
                                                                                                     ----

   Earnings per common share - assuming dilution:

      Options..................................................       --              347,773
                                                                    --------        ---------
      Income available to common stockholders plus assumed
               conversions.....................................     $230,431        4,488,787        $.05
                                                                    --------        ---------        ----

For the three months ended March 31, 1998:
   Earnings per common share:
      Income available to common stockholders. . . . . . . . . . . .$139,218        4,249,383        $.03
                                                                                                     ----

   Earnings per common share - assuming dilution:
      Options..................................................         --            247,458
                                                                    --------        ---------
      Income available to common stockholders plus assumed
               conversions.....................................     $139,218        4,496,841        $.03
                                                                    --------        ---------        ----


                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

         Options to purchase 153,128 shares of common stock ranging from $2.70 to $3.60 per share and 481,708 shares of common stock ranging from $2.70 to $6.00 per share were outstanding at March 31, 1999 and 1998, respectively, but were not included in the computation of earnings per common share - assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

         Warrants to purchase 1,962,211 shares of common stock ranging from $3.40 to $5.40 were outstanding at March 31, 1999 and 1998, but were not included in the computation of earnings per common share - assuming dilution because the warrants' exercise prices were greater than the average market price of the common shares.

3.       STOCKHOLDERS' EQUITY

         Common Stock - On March 4, 1998, the Company announced it's intent to repurchase up to $1 million of the Company's Common Stock in the open market for cash. In connection with such repurchase, the Company filed with the Securities and Exchange Commission pursuant to Section 13(e)(1) of the Securities Exchange Act of 1934, as amended, an Issuer Tender Offer Statement on March 4, 1998. As of December 31, 1998, the Company had repurchased 134,500 shares of the Common Stock at a total cost of $377,871. The Company has ceased making repurchases and the last repurchase was made December 31, 1998.

         The Company's policy is to retain earnings to support the expansion of its operations. The Board of Directors of the Company does not intend to pay cash dividends on the Common Stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

         COMMON STOCK OPTIONS AND OTHER WARRANTS - The following table summarizes the Company's stock option and other warrants activity for the three months ended March 31, 1999 and 1998:

                                THREE                     THREE
                                MONTHS     WEIGHTED      MONTHS       WEIGHTED
                                ENDED       AVERAGE       ENDED       AVERAGE
                              MARCH 31,     EXERCISE    MARCH 31,     EXERCISE
                                 1999        PRICE        1998         PRICE
                              ---------    ---------    ---------     --------
Options and other
warrants outstanding,
    beginning of period......  1,543,322      $2.09      1,439,583      $2.28

Options and other
   warrants canceled
   during the period.........     (4,000)      2.70           --          --
                               ---------                 ---------

Options and other
warrants  outstanding,
   end of period.............   1,539,322     $2.09       1,439,583     $2.28
                               ==========                =========


                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

            COMMON STOCK WARRANTS - The following table summarizes the Company's common stock warrants and their activity for the three months ended March 31, 1999 and 1998:

                                                               WARRANTS
                                                              ISSUED AND    EXERCISE
                                                              OUTSTANDING    PRICE        EXERCISE PERIOD
                                                              -----------   --------      ---------------
March 31, 1999 and 1998:
    1997-A  Warrants........................................      337,211    $3.40      01/31/97 - 11/06/02
                                                                =========
    Redeemable Common Stock Purchase Warrants...............    1,495,000    $3.40      11/06/97 - 11/06/02
                                                                =========
    Underwriters' Warrants .................................      130,000    $5.40      11/12/98 - 11/12/02
                                                                ---------


         Each warrant entitles the holder to purchase one share of common stock. As of January 8, 1998, the Company reduced the exercise price of the 1997-A Warrants from $12.00 to $3.40 and extended the exercise period from January 31, 1999 to November 6, 2002, to correspond more closely to the terms of the Redeemable Common Stock Purchase Warrants.

         As of January 6, 1998, the exercise price of the Redeemable Common Stock Purchase Warrants was adjusted from $5.40 to $3.40.

         There was no expense recognized in the Company's financial statements relating to either of the warrant exercise price reductions as the changes only affected allocations of additional paid-in capital because the Redeemable Common Stock Purchase Warrants and the 1997-A Warrants were issued in conjunction with equity offerings of the Company. The reduced exercise prices exceeded the market value of the Company's common stock on the date of the reduction.

         The Redeemable Common Stock Purchase Warrants are subject to redemption by the Company at $0.25 per warrant. All of the outstanding Redeemable Common Stock Purchase Warrants must be redeemed if any are redeemed. The Company may redeem the 1997-A Warrants for $0.0001 per warrant. Any redemption of unexercised 1997-A Warrants would be for all such outstanding warrants. The Underwriters' Warrants were issued in connection with the sale of common stock and Redeemable Warrants in November 1997 and were in addition to other fees paid to the underwriters. The Underwriters' Warrants entitle the holder to purchase one unit consisting of one share of the Company's common stock and one Redeemable Common Stock Purchase Warrant.

4.       STOCK OPTION PLAN

         During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for grant can consist of
         (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and
         (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors, and consultants. Nonemployee directors are excluded from Plan participation. The option price for shares of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options may be exercised within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


         grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. No stock appreciation rights are attached to any options outstanding. No options were issued during the three months ended March 31, 1999 and 1998. At March 31, 1999 and 1998, the Company had 1,539,322 and 1,439,583,
         respectively, stock options outstanding of which only 437,589 and 173,850, respectively, had been issued pursuant to the Plan.

5.       RELATED PARTIES

         During the three months ended March 31, 1999 and 1998, the Company received approximately $1,798 and $1,978, respectively, from Pre-Paid Legal Services, Inc., a shareholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal Services, Inc.

         During 1995, John W. Hail, an affiliate, entered into lease agreements covering telephone equipment and related software and requiring monthly rental payments. Such equipment and software are utilized exclusively by the Company. During the three months ended March 31, 1998, the Company made aggregate monthly payments pursuant to such lease agreements of $4,857. As of December 31, 1998 the leases had been paid in full.

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

         During the three months ended March 31, 1999 and 1998, the Company paid Curtis H. Wilson, Sr., a Director of the Company, sales commissions of $23,807 and $5,063, respectively. These commissions were based upon purchases by Mr. Wilson and his downline distributors in accordance with the Company's network marketing program in effect at the time of the sales.

         During the first quarter of 1998, the Company agreed to loan John W. Hail, an affiliate, up to $250,000. Subsequently, the Company agreed to loan up to an additional $75,000. The loans are secured, bear interest at 8% per annum, and were due on March 31, 1999. The loans were extended until March 31, 2000. As of March 31, 1999, the balance due on these loans was $259,701 plus accrued interest. The loans and extension were unanimously approved by the Company's board of directors.

6.       COMMITMENTS AND CONTINGENCIES

         RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales has been, and is expected to continue to be, dependent upon the Company's AM-300 product. the company's net sales of AM-300 represented 65.1%, and 37.9% of net sales for the three months ended march 31, 1999 and 1998, respectively. one of the herbal ingredients in AM-300 is Ephedra concentrate, which contains naturally occurring ephedrine. ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, the Company offers AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the food and drug administration ("FDA") issued a statement warning consumers

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)

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

7.       DISTRIBUTOR STOCK PURCHASE PLAN

         On March 11, 1998, the Company filed a Registration Statement, file number 333-47801, with the Securities and Exchange Commission pursuant to which the Company registered 5,000,000 stock purchase plan participation interests ("Participation Interests") in the Advantage Marketing Systems, Inc. 1998 Distributor Stock Purchase Plan (the "Plan"). The Participation Interests will be offered to the distributors of the Company's products and services ("Eligible Persons") in lots of five Participation Interests. An Eligible Person electing to participate in the Plan (a "Participant") is entitled through purchase of the Participation Interests to purchase in the open market through the Plan, shares of common stock, $.0001 par value per share (the "Common Stock"), previously issued by the Company. The Participation Interests are non-transferable; therefore, a market for the Participation Interests will not develop. The proceeds from sale of the Participation Interests represent the Participants' contributions to the Plan which are used to purchase the Common Stock and are not placed into escrow pending purchase of the Common Stock. Other than an annual service fee of $5.00 per Participant and a transaction fee of $1.25 per month, the Company does not receive any proceeds from the purchase of the Common Stock by the Plan. The offering price of each Participation Interest is $1.00, and each Eligible Person will be required initially to purchase a minimum of 25 Participation Interests upon electing to participate in the Plan. There is no minimum amount of sales of Participation Interests required. The Registration Statement became effective February 19, 1999 under the Securities Act of 1933, as amended.

                                         * * * * * *

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Company's business over the last three years has been significantly affected by the Miracle Mountain International, Inc "MMI". Acquisition, the CII Acquisition, the SNSI Asset Purchase and the ToppMed Asset Purchase as described below. As a result of these acquisitions, the Company acquired 6,790 distributors and added 115 products to its product line. The Company currently markets approximately 100 products.

MMI ACQUISITION. Effective May 31, 1996, the Company acquired all of the outstanding capital stock of Miracle Mountain International, Inc. ("MMI"), and MMI became a wholly-owned subsidiary of the Company. MMI was a network marketer of various third-party manufactured nutritional supplement products. In connection with the MMI Acquisition, the Company issued to the shareholders of MMI 20,000 shares of Common Stock. The Company added one product to its line and 1,690 additional distributors as a result of the MMI Acquisition.

CII ACQUISITION. Effective January 31, 1997, the Company acquired all of the issued and outstanding capital stock of Chambre' International Inc. ("CII") and CII became a wholly-owned subsidiary of the Company. CII was a network marketer of various third-party manufactured cosmetics, skin care and hair care products. In connection with the CII Acquisition, the Company issued 14,000 shares of Common Stock to the shareholders of CII. The Company added 74 products to its line, 68 in the personal care category and six in the dietary supplement category, and 2,100 additional distributors as a result of the CII Acquisition.

SNSI ASSET PURCHASE. The Company purchased all of the assets, including the network marketing organizations, of Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., and Now International, Inc. pursuant to an Asset Purchase Agreement dated April 16, 1997 (the "SNSI Asset Purchase"). In connection with the SNSI Asset Purchase, the Company paid cash of $1,174,441 and issued 125,984 shares of Common Stock at closing and agreed to either issue additional shares of the Company's Common Stock having an aggregate market value equal to, or make a cash payment of, or combination thereof, $750,000 and $1,050,000 on or before June 29, 1998, and May 30, 1999, respectively, subject to reduction for variance from specified sales targets. As of June 29, 1998 the specified sales requirement had not been met, therefore the $750,000 installment payment was reduced to zero and no payment was required. Based upon current sales levels the Company believes that the $1,050,000 installment payment will be reduced to zero and no payment will be required. As a result of the SNSI Asset Purchase, the Company added 39 products to its line, 38 in the weight management and dietary supplement categories and one in the personal care category, and 3,000 additional distributors.

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

UNITS OFFERING. On November 12, 1997, the Company completed the offering of 1,495,000 units, each consisting of one share of Common Stock and one Redeemable Common Stock Purchase Warrant (the "Units"), and the Company received gross proceeds of $6,050,000 (the "Units Offering"). As of January 6, 1998, the exercise price of the redeemable Common Stock Purchase Warrants was adjusted from $5.40 to $3.40. The Redeemable Common Stock Purchase Warrants are exercisable to purchase one share of common stock for $3.40 on or before November 6, 2002. In connection with the Units Offering, the Company sold to Paulson Investment Company, Inc. and Joseph Charles & Assoc., Inc., the representatives of underwriters of the Units Offering, warrants exercisable for the purchase of 130,000 Units for $5.40 per Unit (the "Underwriters' Warrants") after November 12, 1998, and on or before November 12, 2002.

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

DISTRIBUTOR STOCK PURCHASE PLAN. On March 11, 1998, the Company filed a Registration Statement, file number 333-47801, with the Securities and Exchange Commission pursuant to which the Company registered 5,000,000 stock purchase plan participation interests ("Participation Interests") in the Advantage Marketing Systems, Inc. 1998 Distributor Stock Purchase Plan (the "Plan"). The Participation Interests are offered to the distributors of the Company's products and services ("Eligible Persons") in lots of five Participation Interests. An Eligible Person electing to participate in the Plan (a "Participant") is entitled through purchase of the Participation Interests to purchase in the open market through the Plan, shares of common stock, $.0001 par value per share (the "Common Stock"), previously issued by the Company. The Participation Interests are non-transferable; therefore, a market for the Participation Interests will not develop. The proceeds from sale of the Participation Interests represent the Participants' contributions to the Plan which are used to purchase the Common Stock and are not be placed into escrow pending purchase of the Common Stock. Other than an annual service fee of $5.00 per Participant and a transaction fee of $1.25 per month, the Company will not receive any proceeds from the purchase of the Common Stock by the Plan. The offering price of each Participation Interest is $1.00, and each Eligible Person will be required initially to purchase a minimum of twenty-five Participation Interests upon electing to participate in the Plan. There is no minimum amount of sales of Participation Interests required. The Registration Statement became effective February 19, 1999 under the Securities Act of 1933, as amended.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of net sales, selected results of operations for the three months ended March 31, 1999 and 1998, which are derived from the unaudited condensed consolidated financial statements of the Company. The results of operations for the periods presented are not necessarily indicative of the Company's future operations.

                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                              -------------------------------------------------
                                                       1999                        1998
                                              ---------------------       ---------------------
                                                AMOUNT      PERCENT         AMOUNT      PERCENT
                                                ------      -------         ------      -------
Net sales..................................   $4,391,930     100.0%       $2,700,731     100.0%
Cost of sales..............................    3,013,167      68.6         1,689,820      62.6
                                              ----------     -----        ----------     -----
    Gross profit...........................    1,378,763      31.4         1,010,911      37.4
Marketing, distribution and
   administrative expenses.................    1,078,285      24.6           855,701      31.7
                                              ----------     -----        ----------     -----
   Income from operations..................      300,478       6.8           155,210       5.7
Other income:
Interest, net..............................       70,946       1.6            67,084       2.5
Other income...............................       --            --             2,106       0.1
                                              ----------     -----        ----------     -----
   Total other income .....................       70,946       1.6            69,190       2.6
                                              ----------     -----        ----------     -----
Income before income taxes.................      371,424       8.5           224,400       8.3
Tax expense ...............................      140,993       3.2            85,182       3.2
                                              ----------     -----        ----------     -----
Net income.................................   $  230,431       5.2%       $  139,218       5.2%
                                              ----------     -----        ----------     -----
                                              ----------     -----        ----------     -----

The following table sets forth, as a percentage of net sales, selected cost of sales detail for the three months ended March 31, 1999 and 1998, which are derived from the unaudited condensed consolidated financial statements of the Company.

                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                              -------------------------------------------------
                                                       1999                        1998
                                              ---------------------       ---------------------
                                                AMOUNT      PERCENT         AMOUNT      PERCENT
                                                ------      -------         ------      -------
Commissions and bonuses....................   $1,864,666      42.5%       $1,077,191      39.9%
Cost of products...........................    1,115,705      25.4           526,263      19.5
Cost of shipping...........................       32,796       0.7            86,366       3.2
                                              ----------     -----        ----------     -----
    Cost of sales..........................   $3,013,167      68.6%       $1,689,820      62.6%
                                              ----------     -----        ----------     -----
                                              ----------     -----        ----------     -----

During the three months ended March 31, 1999 and 1998, the Company experienced increases in net sales compared to the preceding year. The increases were principally the result of expansion of the Company's network of independent distributors and increased sales of the Company's weight management, dietary supplement and personal care products. The Company expects to continue to expand its network of independent distributors, which may result in increased sales volume. However, there is no assurance that increased sales volume will be achieved through expansion of the Company's network of independent distributors, or that, if sales volume increases, the Company will realize increased profitability.

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

Net sales during the three months ended March 31, 1999, increased by $1,691,199, or 62.6 percent, to $4,391,930 from $2,700,731 during the three months ended March 31, 1998. The increase was principally attributable to expansion of the Company's network of independent distributors and increased sales of the Company's weight management, dietary supplement and personal care products. During the three months ended March 31, 1998, the Company made aggregate net sales of $4,360,509 to 26,805 distributors, compared to aggregate net sales during the same period in 1998 of $2,672,901 to 11,774 distributors. At March 31, 1999, the Company had approximately 43,300 "active" distributors compared to approximately 25,300 at March 31, 1998. A distributor is considered to be "active" if he or she has made a product purchase of $50 or more from the Company within the previous 12 months. Sales per distributor per month decreased from $76 to $54 for the three months ended March 31, 1999, compared to the same period in 1998.

Cost of sales during the three months ended March 31, 1999, increased by $1,323,347 or 78.3 percent, to $3,013,167 from $1,689,820 during the same period in 1998. This increase was attributable to (i) an increase of $787,475 in distributor commissions and bonuses due to the increased level of sales, (ii) an increase of $589,442 in the cost of products sold due to the increased level of sales and the addition of new products and marketing tools and (iii) a decrease of $53,570 in shipping costs due to the increased level of sales combined with the pass through of shipping costs to the distributors beginning in February 1998. Total cost of sales, as a percentage of net sales increased to 68.6 percent during the three months ended March 31, 1999, from 62.6 percent during the same period in 1998 due to a increase in distributor commissions and bonuses as a percentage of net sales to 42.5 percent from 39.9 percent, an increase in cost of products sold to 25.4 percent of net sales from 19.5 percent and a decrease in cost of shipping to 0.7 percent of net sales from 3.2 percent. During periods of growth, the Company has and it is anticipated will continue to offer promotions to distributors to increase sales and their income from time to time, which if successful will result in increases in distributor commissions and bonuses and temporary increases in cost of sales.

The Company's gross profit increased $367,852 or 36.4 percent, to $1,378,763 for the three months ended March 31, 1999 from $1,010,911 for the same period in 1998. The gross profit decreased as a percentage of net sales to 31.4 percent of net sales from 37.4 percent. The decrease in the Company's gross profit margin resulted from the increase in cost of sales as a percentage of net sales.

Marketing, distribution and administrative expenses increased $222,584, or 26.0 percent, to $1,078,285 during the three months ended March 31, 1999, from $855,701 during the same period in 1998. This increase was attributable to (i) increased promotional expense designed to increase sales, (ii) an increase in expenses involved in expanding investor awareness of the Company, and (iii) expansion of the Company's administrative infra-structure necessary to support increased levels of sales. The number of full-time employees increased to 53 during the first quarter of 1999, from 37 during the first quarter of 1998. The balance of the increase in marketing, distribution and administrative expenses resulted from the higher level of activity and corresponding increases in variable costs, such as postage, telephone, bank card service charges, and supplies. The marketing, distribution and administrative expenses as a percentage of net sales decreased to 24.6 percent during the three months ended March 31, 1999, from 31.7 percent during the same period in 1998 due to the increased level of sales.

Income before taxes increased $147,024, or 65.5 percent, to $371,424 during the three months ended March 31, 1999, from $224,400 during the same period in 1998. Income before taxes as a percentage of net sales increased to 8.5 percent during the three months ended March 31, 1999, from 8.3 percent during the same period in 1998, primarily due to the decrease in the marketing, distribution and administrative expenses as a percentage of net sales. Income taxes during the three months ended March 31, 1999 and 1998 were $140,993 and $85,182 respectively.

Net income increased $91,213, or 65.5 percent, to $230,431 during the three months ended March 31, 1999, from $139,218 during the same period in 1998. This increase in net income was primarily the result of the decrease in the marketing, distribution and administrative expenses as a percentage of net sales. Net income as a percentage of net sales was 5.2 percent during the periods ended March 31, 1999 and 1998.

SEASONALITY

No pattern of seasonal fluctuations exists due to the growth patterns that the Company is currently experiencing. However, there can be no assurance that the Company will not become subject to seasonal fluctuations in operations.

YEAR 2000 COMPUTER SYSTEM COMPLIANCE

The Company has two primary computer systems both of which were developed employing six digit date structures. Where date logic requires the year 2000 or beyond, such structures may produce inaccurate results. Management has substantially completed the implementation of a program to comply with year 2000 requirements on a system-by-system basis including information technology ("IT") and non-IT systems (E.G., micro controllers). Management expects the program to be complete by September 30, 1999 at which time the Company's computer systems are expected to be year 2000 compliant.

Management has evaluated its in-house supported IT systems and has identified certain internally written IT system programs that have date dependent calculations or operations that are affected by this six digit date structure. The Company's vendor-supported IT system has been updated and certified year 2000 compliant by the vendor. Non-IT systems including all personal computers will be evaluated by a third party contractor, updated if necessary, and certified as compliant by September 30, 1999. The Company's risks associated with the year 2000 are mainly its ability to communicate with its distributors, take orders for and ship products and pay its employees, distributors and vendors. Although management's evaluation is complete and vendor certifications are being obtained, a failure of the Company's computer systems or other support systems to function adequately with respect to year 2000 issues could have a material adverse effect on the Company's operations. Based on progress to date and the limited instances of date sensitive calculations, the Company has concluded that there is no need for a contingency plan therefore such plan has not been developed. The Company estimates that the total cost of its program to make the Company's computer systems year 2000 compliant is less than $25,000, however, the Company has not obtained independent verification or validation to assure the reliability of its cost estimate.

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

COMMITMENTS AND CONTINGENCIES

RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales has been, and is expected to continue to be, dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 65.1 percent, and
37.9 percent of net sales for the three months ended March 31, 1999 and 1998, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, the Company offers AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration ("FDA") issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which claimed for the Company's product). On June 4, 1997, the FDA proposed a regulation which will, if it becomes effective as proposed, significantly limit the ability of the Company to sell AM-300 and any other weight management products which contain ephedra or ephedrine. If the FDA's proposed regulations were to become effective, management believes that the impact on the Company's financial statements could be a material reduction in sales, cost of sales and marketing, distribution and administrative expenses and could result in material losses to the Company, but would not have a significant adverse effect on it's financial position.

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

CHOC-QUILIZER AGREEMENT - In the event that the Company fails to achieve the required contractual sales volumes provided for in the marketing agreement with Tinos, LLC, the Company will need to (i) renegotiate the marketing agreement or
(ii) give up its marketing rights to Choc-Quilizer. The Company does not believe that loss of the marketing rights to Choc- Quilizer will have a material adverse effect on the Company's results of operations, financial condition or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

Prior to completion of the offerings described above, the Company's primary source of liquidity was net cash provided by operating activities and stockholder loans. The Company does not have any significant outside debt-based liquidity sources.

At March 31, 1999, the Company had working capital of $5,933,251, compared to $6,119,564 at March 31, 1998. Management believes that its cash and cash equivalents and cash flows from operations will be sufficient to fund its working capital needs over the next 12 months. During the three months ended March 31, 1999, net cash provided by operating activities was $444,119, net cash used in investing activities was $194,684, and net cash used in financing activities was $29,942. This represented an average monthly positive cash flow from operating activities of $148,040. The Company had a net increase in cash during this period of $219,493. The Company's working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses.

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

During the first quarter of 1998, the Company agreed to loan John W. Hail, the Chief Executive Officer, Director and a major shareholder of the Company, up to $250,000. Subsequently, the Company agreed to loan up to an additional $75,000. The loans are secured, bear interest at 8% per annum and were due on March 31, 1999. The loans have been extended until March 31, 2000. As of March 31, 1999, the aggregate balance due on these loans was $259,701 plus interest. The loans and extension were unanimously approved by the Company's board of directors.

On November 12, 1997, the Company sold 1,495,000 shares of Common Stock and 1,495,000 Redeemable Common Stock Purchase Warrants in units consisting of one share of Common Stock and one Redeemable Common Stock Purchase Warrant from which the Company received gross proceeds of $6,050,000. Accumulated offering costs of approximately $720,000 were charged against the proceeds of the offering. As of January 6, 1998, the exercise price of the Redeemable Common Stock Purchase Warrants was adjusted from $5.40 to $3.40 per share The Redeemable Common Stock Purchase Warrants are exercisable to purchase one share of common stock on or before November 6, 2002. In connection with the offering, the Company sold to Paulson Investment Company, Inc. and Joseph Charles & Assoc., Inc., the representatives of underwriters of the offering, warrants exercisable for the purchase of 130,000 Units for $5.40 each (the "Underwriters' Warrants") after November 12, 1998, and on or before November 12, 2002.

On January 31, 1997, the Company distributed, at no cost, 2,148,191 non-transferable rights ("Rights") to its shareholders of record on such date. Each of the Rights entitled the holder to purchase one unit (consisting of one share of Common Stock and one 1997-A Warrant) on or before March 17, 1997 for $6.80 per unit (the "Rights Offering"). Concurrently with the Rights Offering, the Company redeemed its outstanding Class A and Class B Common Stock Purchase Warrants (the "Public Warrants") for $.0008 per warrant (the "Warrant Redemption") effective on March 17, 1997. In connection with the Warrant Redemption, the Company modified the terms of the Public Warrants and offered to holders of the Public Warrants (the "Warrant Holders") the right to exercise each of the Public Warrants for the purchase of one unit (consisting of one share of Common Stock and one 1997-A Warrant), at an exercise price of $6.00 per unit (the "Warrant Modification Offering"). Proceeds to the Company from the Warrant Modification Offering and the Rights Offering (the "Offerings") were $2,154,357. Accumulated offering costs of $323,076 were charged against the proceeds of the offerings. Pursuant to the offerings, the Company issued 337,211 shares of Common Stock and

337,211 1997-A Warrants. As of January 8, 1998, the Company reduced the exercise price of the 1997-A Warrants from $12.00 to $3.40 and extended the exercise period from January 31, 1999 to November 6, 2002, to make them correspond more closely to the terms of the Redeemable Common Stock Purchase Warrants.

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

-------------------------------------------------------------------------------

Item 1.   LEGAL PROCEEDINGS

            None

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

            None

Item 3.   DEFAULTS UPON UPON SENIOR SECURITIES

            None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

Item 5.   OTHER INFORMATION

            None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

            None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REGISTRANT:

                                    ADVANTAGE MARKETING SYSTEMS, INC.

Date: May 7, 1999                   By: /s/ ROGER P. BARESEL
                                        ---------------------------------------
                                           Roger P. Baresel, President Chief
                                           Financial and Accounting Officer