Form 10QSB
period 1999-06-30
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 1999-08-13
CIK 841866

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                                       Commission File Number
  June 30, 1999                                                001-13343
-----------------                                       ----------------------


                        ADVANTAGE MARKETING SYSTEMS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Oklahoma                                         73-1323256
----------------------------------                ----------------------------
(State or Other Jurisdiction                      (IRS Employer Identification
 of Incorporation or Organization)                          Number)

        2601 N.W. Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112
        ----------------------------------------------------------------
                    (Address of Principal Offices) (Zip Code)

                                 (405) 842-0131
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing
requirements for the past 90 days.    Yes    X     No
                                         ---------    ---------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                              4,141,014
------------------------------                    ----------------------------
Title of Class                                    Number of Shares outstanding
                                                        at August 9, 1999

Exhibit Index appears on page  19.
                              ----
                                                                  Page 1 of 20

                      ADVANTAGE MARKETING SYSTEMS, INC.
                       QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE THREE MONTHS ENDED JUNE 30, 1999


                            TABLE OF CONTENTS



Part I - Financial Information
Item 1. Financial Statements
         Condensed Consolidated Balance Sheets..............................  3
         Condensed Consolidated Statements of Income........................  4
         Condensed Consolidated Statements of Cash Flows....................  5
         Notes to Condensed Consolidated Financial Statements...............  6
Item 2. Management's Discussion and Analysis or Plan of Operation........... 12
Part II - Other Information................................................. 19
Item 1. Legal Proceedings................................................... 19
Item 2. Changes in Securities and Use of Proceeds........................... 19
Item 3. Defaults in Securities.............................................. 19
Item 4. Submission of Matters to a Vote of Security Holders................. 19
Item 5. Other Information................................................... 19
Item 6. Exhibits and Reports on Form 8-K.................................... 19

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the caption "Item 2 - Management's Discussion and Analysis or Plan of Operation" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," "expects," "may," "will," or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; the ability of the Company to implement its business and acquisition strategies; changes in the network marketing industry and changes in consumer preferences; competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness; acceptance of new product offerings; and changes in, or the failure to comply with, government regulations (especially food and drug laws and regulations); the ability of the Company and its third party providers to adequately address year 2000 issues; the ability of the Company to obtain financing for future acquisitions; and other factors.

Chambre-R-, Spark of Life-R-, Young at Heart-R-, Co-Clenz-R-, Stay 'N Shape, Sine-eze-R- and ToppFast-R- are registered trademarks of the Company, and Choc-Quilizer-TM- is a trademark of Tinos, L.L.C.

                        PART 1 - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1. FINANCIAL STATEMENTS

                       ADVANTAGE MARKETING SYSTEMS, INC.
                               AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)


                          ASSETS                                                      JUNE 30,        DECEMBER 31,
                                                                                        1999              1998
                                                                                  ---------------   ----------------
CURRENT ASSETS:
  Cash and cash equivalents.....................................................      $ 6,071,642      $  5,289,217
  Receivables - net of allowance of $41,989 and $36,604, respectively...........          310,147           263,503
  Receivable from affiliate.....................................................          259,701           293,936
  Inventory.....................................................................          768,414         1,009,998
  Deferred income taxes.........................................................               --            93,496
  Other assets..................................................................          132,905           100,345
                                                                                   --------------    --------------
              Total current assets..............................................        7,542,809         7,050,495
RECEIVABLES.....................................................................          161,879           129,440
PROPERTY AND EQUIPMENT, Net.....................................................        1,301,320         1,090,280
GOODWILL, Net...................................................................        1,672,280         1,725,734
COVENANTS NOT TO COMPETE, Net...................................................          474,265           511,685
DEFERRED INCOME TAXES...........................................................               --            95,277
OTHER ASSETS....................................................................          106,323           114,572
                                                                                   --------------    --------------
TOTAL...........................................................................      $11,258,876       $10,717,483
                                                                                   --------------    --------------
                                                                                   --------------    --------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..............................................................  $       234,458    $       60,172
  Accrued commissions and bonuses...............................................          245,630           156,174
  Accrued other expenses........................................................          362,930           277,651
  Accrued sales tax liability...................................................          352,707           616,735
  Notes payable.................................................................               --            29,476
  Capital lease obligations.....................................................           68,603            87,105
                                                                                   --------------    --------------
              Total current liabilities.........................................        1,264,328         1,227,313
LONG-TERM LIABILITIES:
  Notes payable.................................................................               --            94,311
  Capital lease obligations.....................................................          138,890           173,247
  Deferred income taxes.........................................................            7,000                --
                                                                                   --------------    --------------
              Total liabilities.................................................        1,410,218         1,494,871
                                                                                   --------------    --------------

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
  Preferred stock - $.0001 par value; authorized 5,000,000 shares; none issued..               --                --
  Common stock - $.0001 par value; authorized 495,000,000 shares;
   issued 4,275,514 shares; outstanding 4,141,014 shares........................              428               428
  Paid-in capital...............................................................       10,232,706        10,180,106
  Notes receivable for exercise of options......................................          (63,960)          (63,960)
  Retained earnings (accumulated deficit) ......................................           57,355          (516,091)
                                                                                   --------------    --------------
              Total capital and retained earnings (accumulated deficit).........       10,226,529         9,600,483
  Less cost of treasury stock (134,500 shares, common)..........................         (377,871)         (377,871)
                                                                                   --------------    --------------
              Total stockholders' equity........................................        9,848,658         9,222,612
                                                                                   --------------    --------------
TOTAL...........................................................................      $11,258,876       $10,717,483
                                                                                   --------------    --------------
                                                                                   --------------    --------------

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE PERIODS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                           -------------------------   ------------------------
                                                             1999            1998         1999          1998
                                                           -----------   -----------  -----------   -----------
Net sales.............................................      $5,534,666    $3,169,292   $9,926,596    $5,870,023
Cost of sales.........................................       3,838,533     2,101,416    6,851,700     3,791,236
                                                           -----------   -----------  -----------   -----------
    Gross profit......................................       1,696,133     1,067,876    3,074,896     2,078,787
Marketing, distribution and administrative expenses...       1,284,927       895,224    2,363,212     1,750,924
                                                           -----------  ------------  -----------   -----------
    Income from operations............................         411,206       172,652      711,684       327,863
Other income:
Interest, net.........................................          81,826        72,152      152,772       139,236
Other income..........................................          --            38,614         --          40,720
                                                           -----------  ------------  -----------   -----------
    Total other income................................          81,826       110,766      152,772       179,956
                                                           -----------  ------------  -----------   -----------
INCOME BEFORE TAXES...................................         493,032       283,418      864,456       507,819
TAX EXPENSE...........................................         150,017       107,868      291,010       193,051
                                                           -----------  ------------  -----------   -----------
NET INCOME............................................     $   343,015   $   175,550  $   573,446   $   314,768
                                                           -----------  ------------  -----------   -----------
                                                           -----------  ------------  -----------   -----------
Net income per common share...........................     $       .08  $        .04  $       .14   $       .07
                                                           -----------  ------------  -----------   -----------
                                                           -----------  ------------  -----------   -----------
Net income per common share - assuming dilution.......     $       .07  $        .04  $       .13   $       .07
                                                           -----------  ------------  -----------   -----------
                                                           -----------  ------------  -----------   -----------
Weighted average common shares outstanding............       4,141,014     4,188,509    4,141,014     4,217,894
                                                           -----------  ------------  -----------   -----------
                                                           -----------  ------------  -----------   -----------
Weighted average common shares outstanding -
assuming dilution.....................................       4,654,114     4,718,210    4,570,855     4,596,763
                                                           -----------  ------------  -----------   -----------
                                                           -----------  ------------  -----------   -----------

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                                      JUNE 30,     JUNE 30,
                                                                                        1999         1998
                                                                                ----------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...................................................................    $   573,446   $   314,768
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization...........................................        252,688       176,025
        Deferred taxes..........................................................        195,773       193,051
       Gain on sale of other assets.............................................             --       (35,920)
       Provision for bad debts..................................................          5,385            --
       Non cash compensation....................................................         52,600            --
        Changes in assets and liabilities which provided (used) cash:
           Receivables and commission advances..................................        (84,468)      (10,756)
           Inventory............................................................        241,584        71,830
           Other assets.........................................................        (30,376)           --
           Accounts payable and accrued expenses................................         84,993       209,458
                                                                                   ------------  ------------
               Net cash provided by operating activities........................      1,291,625       918,456
                                                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment...........................................       (366,789)     (277,922)
   Advances to affiliate........................................................             --      (305,811)
   Repayment of receivable from affiliate.......................................         34,235        54,780
   Purchase of other assets.....................................................             --      (100,498)
                                                                                   ------------  ------------
                 Net cash used in investing activities .........................       (332,554)     (629,451)
                                                                                   ------------  ------------
                                                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable..................................................             --        37,727
   Purchases of treasury stock..................................................             --      (243,673)
   Payment of deferred offering costs...........................................             --       (89,627)
   Principal payment on notes payable...........................................       (123,787)      (40,416)
   Principal payment on capital lease obligations...............................        (52,859)     (101,072)
                                                                                   ------------  ------------
                 Net cash used in financing activities..........................       (176,646)     (437,061)
                                                                                   ------------  ------------

NET INCREASE (DECREASE) IN CASH ................................................        782,425      (148,056)
CASH AND CASH EQUIVALENTS, BEGINNING............................................      5,289,217     5,775,276
                                                                                   ------------  ------------
CASH AND CASH EQUIVALENTS, ENDING...............................................     $6,071,642    $5,627,220
                                                                                   ------------  ------------
                                                                                   ------------  ------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest........................................    $    10,945   $    19,691
Cash paid during the period for income taxes....................................          8,000            --
Noncash financing and investing activities:

    Property and equipment acquired by capital lease............................             --         4,389


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


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

2.       EARNINGS PER SHARE

         EARNINGS PER SHARE - Earnings per common share is computed based upon net income divided by the weighted average number of common shares outstanding during each period. Earnings per common share assuming dilution is computed based upon net income divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. The following is a reconciliation of the common shares used in the calculations of earnings per common share and earnings per common share - assuming dilution:


                                                                      INCOME         SHARES       PER SHARE
                                                                   (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                                   -----------    -------------   ---------
Weighted average common shares outstanding:
For the three months ended June 30, 1999:
   Earnings per common share:
     Income available to common stockholders...................      $343,015        4,141,014        $.08
                                                                                                     -----
   Earnings per common share - assuming dilution:
      Options..................................................        --              513,100
                                                                    ---------        ---------
     Income available to common stockholders plus assumed
      conversions..............................................      $343,015        4,654,114        $.07
                                                                    ---------        ---------       -----

For the three months ended June 30, 1998:
   Earnings per common share:
     Income available to common stockholders...................      $175,550        4,188,509        $.04
                                                                                                     -----
   Earnings per common share - assuming dilution:
      Options..................................................            --          529,701
                                                                    ---------        ---------
     Income available to common stockholders plus assumed
      conversions..............................................      $175,550        4,718,210        $.04
                                                                    ---------        ---------       -----

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)



                                                                      INCOME         SHARES       PER SHARE
                                                                   (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                                   -----------    -------------   ---------
Weighted average common shares outstanding:
For the six months ended June 30, 1999:
   Earnings per common share:
     Income available to common stockholders...................      $573,446        4,141,014        $.14
                                                                                                     -----
   Earnings per common share - assuming dilution:
      Options..................................................        --              429,841
                                                                    ---------        ---------
     Income available to common stockholders plus assumed
      conversions..............................................      $573,446        4,570,855        $.13
                                                                    ---------        ---------       -----

For the six months ended June 30, 1998:
   Earnings per common share:
     Income available to common stockholders...................      $314,768        4,217,894        $.07
                                                                                                     -----
   Earnings per common share - assuming dilution:
      Options..................................................        --              378,869
                                                                    ---------        ---------
     Income available to common stockholders plus assumed
      conversions..............................................      $314,768        4,596,763        $.07
                                                                    ---------        ---------       -----


         Options to purchase 130,358 shares of common stock ranging from $2.80 to $3.60 per share and 130,000 shares of common stock ranging from $3.60 to $6.00 per share were outstanding at June 30, 1999 and 1998, respectively, but were not included in the computation of earnings per common share -assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

         Warrants to purchase 1,962,211 shares ranging from $3.40 to $5.40 were outstanding at June 30, 1999 and 1998, but were not included in the computation of earnings per common share - assuming dilution because the warrants' exercise prices were greater than the average market price of the common shares.


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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


         COMMON STOCK OPTIONS AND OTHER WARRANTS - The following table summarizes the Company's stock option and other warrant activity for the three months and six months ended June 30, 1999:


                                               THREE        WEIGHTED-        SIX          WEIGHTED-
                                               MONTHS        AVERAGE        MONTHS         AVERAGE
                                                ENDED       EXERCISE         ENDED         EXERCISE
                                           JUNE 30, 1999     PRICE       JUNE 30, 1999       PRICE
                                           -------------    ---------    -------------    ----------
Options and other warrants
   outstanding, beginning of period....      1,539,322        $2.09         1,543,322        $2.09

Options and other warrants
    issued during the period...........        168,711         2.39           168,711         2.39

Options and other warrants
    canceled during the period.........             --           --            (4,000)        2.70
                                             ---------                      ---------

Options and other warrants
    outstanding, end of period.........      1,708,033        $2.12         1,708,033        $2.12
                                             ---------                      ---------
                                             ---------                      ---------

         COMMON STOCK WARRANTS - The following table summarizes the Company's common stock warrants and their activity for the three months and six months ended June 30, 1999 and 1998:

                                                                  WARRANTS
                                                                 ISSUED AND    EXERCISE
                                                                OUTSTANDING      PRICE        EXERCISE PERIOD
                                                                -----------    --------     -------------------
         June 30, 1999 and 1998:
            1997-A  Warrants..................................      337,211      $3.40      01/31/97 - 11/06/02
                                                                  ---------
                                                                  ---------
            Redeemable Common Stock Purchase Warrants.........    1,495,000      $3.40      11/06/97 - 11/06/02
                                                                  ---------
                                                                  ---------
            Underwriters' Warrants ...........................      130,000      $5.40      11/12/98 - 11/12/02
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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


         Warrants entitle the holder to purchase one unit consisting of one share of the Company's common stock and one Redeemable Common Stock Purchase Warrant.

4.       STOCK OPTION PLAN

         During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for grant can consist of
         (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and
         (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors, and consultants. Nonemployee directors are excluded from Plan participation. The option price for shares of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options may be exercised within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. No stock appreciation rights are attached to any options outstanding. During the six months ended June 30, 1999 and 1998, the Company issued 68,711 and 24,750 options, respectively, under the Plan. At June 30, 1999 and 1998, the Company had 1,708,033 and 1,414,333, respectively, stock options outstanding of which only 506,300 and 198,600, respectively, were issued pursuant to the plan.

5.       RELATED PARTIES

         During the three months ended June 30, 1999 and 1998, the Company received $1,455 and $1,607, respectively, from Pre-Paid Legal Services, Inc., a shareholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal Services, Inc. During the six months ended June 30, 1999 and 1998, the Company received $3,253 and $3,586, respectively.

         During 1995, John W. Hail, an affiliate, entered into lease agreements covering telephone equipment and related software and requiring monthly rental payments. Such equipment and software are utilized exclusively by the Company. During the three months and six months ended June 30, 1998, the Company made aggregate monthly payments pursuant to such lease agreements of $4,857 and $9,714, respectively. As of December 31, 1998 the leases had been paid in full.

         On October 8, 1998, John W. Hail voluntarily surrendered an option to purchase 100,000 shares of the Company's common stock for $2.70 per share with an expiration date of May 20, 2007 in exchange for an option having the same terms other than an exercise price of $1.75 per share of common stock, which was equal to the fair value of the common stock on the date of exchange. These options became exercisable on April 8, 1999.

         During the three months ended June 30, 1999 and 1998, the Company paid Curtis H. Wilson, Sr., a Director of the Company, sales commissions of $25,501 and $14,182, respectively. During the six months ended June 30, 1999 and 1998, the Company paid Curtis H. Wilson, Sr., sales commissions of $49,308 and $19,245, respectively. These commissions were based upon purchases by Mr. Wilson and his downline distributors in accordance with the Company's network marketing program in effect at the time of

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


         the sales.

         During the first quarter of 1998, the Company agreed to loan John W. Hail, an affiliate, up to $250,000. Subsequently, the Company agreed to loan up to an additional $75,000. The loans are secured, bear interest at 8% per annum, and were due on March 31, 1999. The loans were extended until March 31, 2000. As of June 30, 1999, the balance due on these loans was $259,701 plus accrued interest. The loans and extension were unanimously approved by the Company's board of directors.

6.       COMMITMENTS AND CONTINGENCIES

         RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales has been, and is expected to continue to be, dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 67.5% and 42.9% of net sales for the six months ended June 30, 1999 and 1998, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, the Company offers AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration ("FDA") issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for the Company's product). On June 4, 1997, the FDA proposed a regulation which will, if it becomes effective as proposed, significantly limit the ability of the Company to sell AM-300 and any other weight management products which contain ephedra or ephedrine. If the FDA's proposed regulations were to become effective, management believes that the impact on the Company's financial statements would be a significant reduction in sales, cost of sales and marketing, distribution and administrative expenses and could result in material losses to the Company, but would not result in a significant increase in sales returns nor have a significant adverse effect on financial position.

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


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


                                   * * * * * *

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

At Advantage Marketing Systems, Inc., our business and operations during the last three years have been significantly affected by the acquisitions of Miracle Mountain International, Inc. in May 1996 (the "MMI acquisition"), Chambre International, Inc. in January 1997 (the "CII acquisition"), the assets of Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., and Now International, Inc. in April 1997 (the "SNSI ssset purchase") and ToppMed Inc. (the "ToppMed asset purchase"). As a result of these acquisitions and asset purchases, we acquired 6,790 distributors and added 115 products to our product line. We currently market approximately 100 products.

MMI ACQUISITION. Effective May 31, 1996, Miracle Mountain International became one of our wholly-owned subsidiaries. Miracle Mountain was a network marketer of various third-party manufactured nutritional supplement products. In connection with the MMI acquisition, we issued 20,000 shares of our common stock. As a result of the MMI acquisition, we added one product to our line and 1,690 additional distributors.

CII ACQUISITION. Effective January 31, 1997, Chambre International became one of our wholly-owned subsidiaries. Chambre International was a network marketer of various third-party manufactured cosmetics, skin care and hair care products. In connection with the Chambre International acquisition, we issued 15,000 shares of our common stock. We added 74 products to our line, 68 in the personal care category and six in the dietary supplement category, and 2,100 additional distributors as a result of the Chambre International acquisition.

SNSI ASSET PURCHASE. We purchased all of the assets, including the network marketing organizations, of Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., and Now International, Inc. on April 16, 1997. In connection with the SNSI asset purchase, we paid cash of $1,174,441 and issued 125,984 shares of our common stock. The SNSI asset purchase added 39 products to our line, 38 in the weight management and dietary supplement categories and one in the personal care category, and 3,000 additional distributors.

TOPPMED ASSET PURCHASE. On July 31, 1998, we acquired all rights, including formulations and trademarks, for the ToppFast, ToppStamina and ToppFitt products from ToppMed, Inc. for $192,000.

REPURCHASE OF COMMON STOCK BY THE COMPANY. In March 1998, we announced and began repurchasing up to $1 million of our common stock in the open market. In December 1998 we ceased repurchasing our common stock. As of December 31, 1998, we had repurchased 134,500 shares of our common stock for $377,871 or an average of $2.81 per share.

UNITS OFFERING. On November 12, 1997, we completed the offering of 1,495,000 units, each consisting of one share of common stock and one redeemable common stock purchase warrant. As a result of this offering, we received proceeds of $6,050,000. Each redeemable common stock purchase warrant is exercisable for the purchase of one share of our common stock for $3.40 on or before November 6, 2002. In connection with this offering, we sold to the underwriters, Paulson Investment Company, Inc. and Joseph Charles & Assoc., Inc., warrants exercisable for the purchase of 130,000 units for $5.40 per unit on or before November 6, 2002.

WARRANT MODIFICATION OFFERING AND RIGHTS OFFERING. In January 1997, we distributed non-transferable rights ("rights") to our common stock shareholders. These rights entitled the holders to subscribe for and purchase up to 2,148,191 units (each unit consisting of one share of our common stock and one 1997-A warrant) for the price of $6.80 per unit. Concurrently, we called and redeemed our outstanding class A and class B common stock purchase warrants for $.0008 per warrant on March 17, 1997. However, in connection with the warrant redemption, we offered to the holders the Class A and class B warrants the right to purchase units, each comprised of one share of common stock and one 1997-A warrant, at an exercise price of $6.00 per unit.

Each 1997-A warrant is exercisable on or before November 6, 2002, to purchase one share of common stock for $3.40, subject to adjustment in certain events. We may redeem the 1997-A warrants at any time upon 30 days' notice, at a price of $.0001 per 1997-A warrant.

We received proceeds from these two offerings of $2,154,357. Accumulated offering costs of $323,076 were charged against the net proceeds from these offerings. Pursuant to these offerings we issued 337,211 shares of common stock and the same number of 1997-A warrants

DISTRIBUTOR STOCK PURCHASE PLAN. On March 11, 1998, we filed a Registration Statement, file number 333-47801, with the Securities and Exchange Commission registering 5,000,000 stock purchase plan participation interests ("participation interests") in our 1998 Distributor Stock Purchase Plan (the "plan"). The participation interests are offered to the distributors of our products and services in lots of five participation interests. A distributor electing to participate in the plan (a "participant") is entitled through purchase of the participation interests to shares in the plan's purchase in the open market of our outstanding common stock. The participation interests are non-transferable; therefore, a market for the participation interests will not develop. The proceeds from sale of the participation interests represent the participants' contributions to the plan which are used to purchase the common stock and are not placed into escrow pending purchase of the common stock. Other than a $5.00 annual service fee per participant and a $1.25 monthly transaction fee per participant, we do not receive any proceeds from the purchase of the common stock by the plan. The offering price of each participation interest is $1.00. Each participating distributor is required initially to purchase a minimum of 25 participation interests upon electing to participate in the plan. The registration statement became effective February 19, 1999 under the Securities Act of 1933, as amended.

AMERICAN STOCK EXCHANGE. Our common stock and publicly-held warrants were approved for listing on the American Stock Exchange and began trading under the symbol AMM on June 15, 1999.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of our net sales, selected results of operations for the three months and the six months ended June 30, 1999 and 1998. The selected results of operations are derived from our unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.


                                  FOR THE THREE MONTHS ENDED JUNE 30,             FOR THE SIX MONTHS ENDED JUNE 30,
                                -----------------------------------------    ------------------------------------------
                                        1999                 1998                   1999                   1998
                                -------------------   -------------------    -------------------    -------------------
                                 AMOUNT     PERCENT     AMOUNT    PERCENT      AMOUNT    PERCENT      AMOUNT    PERCENT
                                ----------  -------   ----------  -------    ----------  -------    ----------  -------
Net sales.....................  $5,534,666   100.0%   $3,169,292   100.0%    $9,926,596   100.0%    $5,870,023   100.0%
                                ----------   -----    ----------   -----     ----------   -----     ----------   -----
Cost of sales:
   Commissions and bonuses....   2,319,032    41.9     1,269,977    40.1      4,183,698    42.1      2,347,168    40.0
   Cost of products...........   1,250,348    22.6       725,772    22.9      2,366,053    23.8      1,252,035    21.3
   Cost of shipping...........     269,153     4.9       105,667     3.3        301,949     3.0        192,033     3.3
                                ----------   -----    ----------   -----     ----------   -----     ----------   -----
      Total cost of sales.....   3,838,533    69.4     2,101,416    66.3      6,851,700    69.0      3,791,236    64.6
                                ----------   -----    ----------   -----     ----------   -----     ----------   -----
    Gross profit..............   1,696,133    30.6     1,067,876    33.7      3,074,896    31.0      2,078,787    35.4
Marketing, distribution a
   administrative expenses....   1,284,927    23.2       895,224    28.3      2,363,212    23.8      1,750,924    29.8
                                ----------   -----    ----------   -----     ----------   -----     ----------   -----
   Income from operations.....     411,206     7.4       172,652     5.4        711,684     7.2        327,863     5.6
Other income:
Interest, net.................      81,826     1.5        72,152     2.3        152,772     1.5        139,236     2.4
Other income..................          --      .0        38,614     1.2             --      .0         40,720      .7
                                ----------   -----    ----------   -----     ----------   -----     ----------   -----
   Total other income.........      81,826     1.5       110,766     3.5        152,772     1.5        179,956     3.1
                                ----------   -----    ----------   -----     ----------   -----     ----------   -----
Income before income taxes....     493,032     8.9       283,418     8.9        864,456     8.7        507,819     8.7
Tax expense ..................     150,017     2.7       107,868     3.4        291,010     2.9        193,051     3.3
                                ----------   -----    ----------   -----     ----------   -----     ----------   -----
Net income....................  $  343,015     6.2%   $  175,550    5.5%     $  573,446     5.8%    $  314,768     5.4%
                                ----------   -----    ----------   -----     ----------   -----     ----------   -----
                                ----------   -----    ----------   -----     ----------   -----     ----------   -----

During the three months and six months ended June 30, 1999 and 1998, we experienced increases in net sales compared to the preceding year. The increases were principally the result of expansion of our network of independent distributors and increased sales of our weight management, dietary supplement and personal care products. We expect to continue to expand our network of independent distributors, which may result in increased sales volume. However, there is no assurance that increased sales volume will be achieved through expansion of our network of independent distributors, or that, if sales volume increases, we will realize increased profitability.

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

Our net sales during the three months ended June 30, 1999, increased by $2,365,374, or 74.6%, to $5,534,666 from $3,169,292 during the three months ended June 30, 1998 The increase was principally attributable to expansion of our network of independent distributors and increased sales of our weight management, dietary supplement and personal care products. During the three months ended June 30, 1999, we made aggregate net sales of $5,499,615 to 29,562 distributors, compared to aggregate net sales during the same period in 1998 of $3,137,664 to 15,119 distributors. At June 30, 1999, we had approximately 46,800 "active" distributors compared to approximately 27,900 at June 30, 1998. A distributor is considered "active" if he or she has purchased $50 or more of our product during the previous 12 months. Sales per distributor per month decreased from $69 to $62 for the three months ended June 30, 1999, compared to the same period in 1998.

Our cost of sales during the three months ended June 30, 1999, increased by $1,737,117, or 82.7%, to $3,838,533 from $2,101,416 during the same period in
1998. This increase was attributable to

- an increase of $1,049,055 in distributor commissions and bonuses due to the increased level of sales,

- an increase of $524,576 in the cost of products sold due to the increased level of sales and

- an increase of $163,486 in shipping costs due to the effect of our modified pricing structure.

Effective April 1, 1999, we modified our pricing structure to include shipping costs in our product prices. Previously shipping costs had been calculated separately on each order and we reported shipping costs net of these payments. Because our shipping costs are no longer reported net of the separately collected shipping reimbursement our shipping cost as a percentage of sales appears to have increased. Total cost of sales, as a percentage of net sales increased to 69.4% during the three months ended June 30, 1999, from 66.3% during the same period in 1998 due to an increase in distributor commissions and bonuses as a percentage of net sales to 41.9% from 40.1%, a decrease in cost of products sold to 22.6% of net sales from 22.9% and an increase in cost of shipping to 4.9% of net sales from 3.3%. During periods of growth, we anticipate continuing to offer promotions to distributors to increase sales and their income from time to time, which if successful will result in increases in distributor commissions and bonuses and temporary increases in cost of sales.

Our gross profit increased $628,257, or 58.8%, to $1,696,133 for the three months ended June 30, 1999 from $1,067,876 for the same period in 1998. The gross profit decreased as a percentage of net sales to 30.6% of net sales from 33.7%. The decrease in our gross profit margin resulted from the increase in our cost of sales as a percentage of net sales.

Marketing, distribution and administrative expenses increased $389,703, or 43.5%, to $1,284,927 during the three months ended June 30, 1999, from $895,224 during the same period in 1998. This increase was attributable to our expansion of the administrative infra-structure necessary to support increased levels of sales. The number of full-time employees increased to 54 during the second quarter of 1999, from 35 during the same period of 1998. The balance of the increase in marketing, distribution and administrative expenses resulted from the higher level of activity and corresponding increases in variable costs, such as postage, telephone, bank card service charges and supplies. The marketing, distribution and administrative expenses as a percentage of net sales decreased to 23.2% during the three months ended June 30, 1999, from 28.3% during the same period in 1998 due to the increased level of sales.

Our income before taxes increased $209,614, or 74.0%, to $493,032 during the three months ended June 30, 1999, from $283,418 during the same period in 1998. Income before taxes as a percentage of net sales was 8.9% during the three months ended June 30, 1999 and 1998. Income taxes during the three months ended June 30, 1999 and 1998 were $150,017 and $107,868, respectively.

Our net income increased $167,465, or 95.4%, to $343,015 during the three months ended June 30, 1999, from $175,550 during the same period in 1998. This increase in net income was primarily the result of the increased level of sales and the decrease in the marketing, distribution and administrative expenses as a percentage of net sales. Net income as a percentage of net sales increased to 6.2% during the three months ended June 30, 1999, from 5.5% during the same period in 1998.

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

Our net sales during the six months ended June 30, 1999, increased by $4,056,573, or 69.1%, to $9,926,596 from $5,870,023 during the six months ended
June 30, 1998. The increase was principally attributable to expansion of our network of independent distributors and increased sales of our weight management, dietary supplement and personal care products. During the six months ended June 30, 1999, we made aggregate net sales of $9,860,122 to 37,175 distributors, compared to aggregate net sales during the same period in 1998 of $5,810,566 to 18,348 distributors. Sales per distributor per month decreased from $53 to $44 for the six months ended June 30, 1999, compared to the same period in 1998.

Our cost of sales during the six months ended June 30, 1999, increased by $3,060,464, or 80.7%, to $6,851,700 from $3,791,236 during the same period in
1998. This increase was attributable to

- an increase of $1,836,530 in distributor commissions and bonuses due to the increased level of sales,

- an increase of $1,114,018 in the cost of products sold due to the increased level of sales and the addition of new products and marketing tools and

- an increase of $109,916 in shipping costs due to the effect of our modified pricing structure.

Effective April 1, 1999, we modified our pricing structure to include shipping costs in our product prices. Previously shipping costs had been calculated separately on each order and we reported shipping costs net of these payments. Because our shipping costs are no longer reported net of the separately collected shipping reimbursement our shipping cost as a percentage of sales appears to have increased. Total cost of sales, as a percentage of net sales, increased to 69.0% during the six months ended June 30, 1999, from 64.6% during the same period in 1998 due to an increase in distributor commissions and bonuses as a percentage of net sales to 42.1% from 40.0%, an increase in cost of products sold to 23.8% of net sales from 21.3%, and a decrease in cost of shipping to 3.0% of net sales from 3.3%. During periods of growth, we anticipate continuing to offer promotions to distributors to increase sales and their income from time to time, which if successful will result in increases in distributor commissions and bonuses and temporary increases in cost of sales.

Our gross profit increased $996,109, or 47.9%, to $3,074,896 for the six months ended June 30, 1999 from $2,078,787 for the same period in 1998. The gross profit decreased as a percentage of net sales to 31.0% of net sales from 35.4%. The decrease in our gross profit margin resulted from the increase in cost of sales as a percentage of net sales.

Marketing, distribution and administrative expenses increased $612,288, or 35.0%, to $2,363,212 during the six months ended June 30, 1999, from $1,750,924 during the same period in 1998. This increase was attributable to an increase in expenses involved in expanding investor awareness of us and expansion of our administrative infra- structure necessary to support increased levels of sales.

The number of our full-time employees increased to 53 during the first quarter of 1999 and 54 during the second quarter of 1999 as compared to 37 and 35, respectively during the same periods of 1998. The balance of the increase in marketing, distribution and administrative expenses resulted from the higher level of activity and corresponding increases in variable costs, such as postage, telephone, bank card service charges and supplies. The marketing, distribution and administrative expenses as a percentage of net sales decreased to 23.8% during the six months ended June 30, 1999, from 29.8% during the same period in 1998 due to the increased level of sales.

Our income before taxes increased $356,637, or 70.2%, to $864,456 during the six months ended June 30, 1999, from $507,819 during the same period in 1998. Income before taxes as a percentage of net sales was 8.7% during the six months ended June 30, 1999 and 1998. Income taxes during the six months ended June 30, 1999 and 1998 were $291,010 and $193,051, respectively.

Our net income increased $258,678, or 82.2%, to $573,446 during the six months ended June 30, 1999, from $314,768 during the same period in 1998. This increase in net income was primarily the result of the increased level of sales and the decrease in the marketing, distribution and administrative expenses as a percentage of net sales. Net income as a percentage of net sales increased to 5.8% during the six months ended June 30, 1999, from 5.4% during the same period in 1998.

SEASONALITY

No pattern of seasonal fluctuations exists due to the growth patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

YEAR 2000 COMPUTER SYSTEM COMPLIANCE

We have two primary computer systems both of which were developed employing six digit date structures. Where date logic requires the year 2000 or beyond, such structures may produce inaccurate results. We have substantially completed the implementation of a program to comply with year 2000 requirements on a system-by-system basis including information technology ("IT") and non-IT systems (E.G., micro controllers). Management expects the program to be complete by September 30, 1999 at which time our computer systems are expected to be year 2000 compliant.

We have evaluated our in-house supported IT systems and have identified certain internally written IT system programs that have date dependent calculations or operations that are affected by this six digit date structure. Our vendor-supported IT system has been updated and certified year 2000 compliant by the vendor. Non-IT systems including all personal computers were evaluated by a third party contractor and have been updated and certified year 2000 compliant. Our risks associated with the year 2000 are mainly our ability to communicate with our distributors, take orders for and ship products and pay our employees, distributors and vendors. Although our evaluation is complete and vendor certifications have been obtained, a failure of our computer systems or other support systems to function adequately with respect to year 2000 issues could have a material adverse effect on our operations. Based on progress to date and the limited instances of date sensitive calculations, we have concluded that there is no need for a contingency plan therefore such plan has not been developed. We estimate that the total cost of our program to make our computer systems year 2000 compliant is less than $25,000. However, we have not obtained independent verification or validation to assure the reliability of our cost estimate.

We have contacted our major suppliers and have determined their systems will be year 2000 compliant on a timely basis. In the event we experience product unavailability or supply interruptions due to year 2000 non-compliance by our suppliers, we believe that we will be able to obtain alternative sources of our products. A significant delay or reduction in availability of products, however, could also have a material adverse effect on our operations.

COMMITMENTS AND CONTINGENCIES

RECENT REGULATORY DEVELOPMENTS - A significant portion of our net sales continues to be dependent upon our AM-300 product. Our net sales of AM-300 represented 67.5% and 42.9% of net sales for the six months ended June 30, 1999 and 1998, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, we offer AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for our product). On June 4, 1997, the Food and Drug Administration proposed a regulation which will, if it becomes effective as proposed, significantly limit our ability to sell AM-300 and any other weight management products which contain ephedra or ephedrine. If proposed regulations becomes effective, we believe that a material reduction in sales and related costs would occur and could result in a substantial loss from operations, but would not have an immediate significant adverse effect on our financial position.

PRODUCT LIABILITY - We, like other marketers of products that are intended to be ingested, face the the inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We maintain product liability insurance coverage with limits of $4,000,000 per occurrence and $5,000,000 aggregate. We generally do not obtain contractual indemnification from our product manufacturers. However, all of our product manufacturers carry product liability insurance which covers our products. We have agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by us. We also have agreed to indemnify Chemins against claims arising from claims made by our distributors for products manufactured by Chemins and marketed by us. Although a product liability claim has not been asserted against us, such claims could result in material losses.

CHOC-QUILIZER AGREEMENT - In the event we fail to achieve the required contractual sales volumes provided for in the marketing agreement with Tinos, LLC, we will need to either renegotiate the marketing agreement or give up our rights to market Choc-Quilizer. We do not believe that loss of the marketing rights to Choc-Quilizer will have a material adverse effect on our results of operations, financial condition or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

Prior to completion of the offerings described above, our primary source of liquidity was net cash provided by operating activities and shareholder loans. We do not have any arrangements for significant bank or institutional lending.

At June 30, 1999, we had working capital of $6,278,481, compared to $5,823,182 at December 31, 1998. We believe our cash and cash equivalents and cash flows from operations will be sufficient to fund our working capital needs over the next 12 months. During the six months ended June 30, 1999, net cash provided by operating activities was $1,291,625, net cash used in investing activities was $332,554 and net cash used in financing activities was $176,646. This represented an average monthly positive cash flow from operating activities of $215,271. We had a net increase in cash during this period of $782,425. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses.

On March 4, 1998, we announced our intent to repurchase up to $1 million of our common stock in the open market for cash. As of December 31, 1998, we had repurchased 134,500 shares of our common stock for $377,871 for an average per share price of $2.81. We ceased making repurchases and the last repurchase was made December 31, 1998.

During the first quarter of 1998, we agreed to loan John W. Hail, our Chief Executive Officer and a major shareholder, up to $250,000. Subsequently we also agreed to loan up to an additional $75,000. These loans are secured, bear interest at 8% per annum and became due on March 31, 1999. The loans have been extended until March 31, 2000. As of June 30, 1999, the balance due on these loans was $259,701 plus interest. The loans and extension were unanimously approved by our board of directors.

On November 12, 1997, we sold 1,495,000 shares of our common stock and 1,495,000 redeemable common stock purchase warrants in units consisting of one share of stock and one warrant from which we received gross proceeds of $6,050,000. Accumulated offering costs of approximately $720,000 were charged against the proceeds of this offering. These warrants are exercisable to purchase one share of our common stock on or before November 6, 2002 for $3.40. In connection with the offering, we sold to Paulson Investment Company, Inc. and Joseph Charles & Assoc., Inc., the representatives of the underwriters of this offering, warrants exercisable for the purchase of 130,000 units for $5.40 each on or before November 12, 2002.

On January 31, 1997, we distributed, at no cost, 2,148,191 non-transferable rights to our shareholders of record on such date. Each of the rights entitled the holder to purchase one unit (consisting of one share of our common stock and one 1997-A warrant) on or before March 17, 1997 for $6.80 per unit. Concurrently, we also redeemed our outstanding class A and class B common stock purchase warrants for $.0008 per warrant effective on March 17, 1997. In connection with the warrant redemption, we modified the terms of the warrants and offered to holders the right to exercise each of the warrants for the purchase of one unit, at an exercise price of $6.00 per unit. We received $2,154,357 proceeds from sale of the units pursuant to the offerings. Accumulated offering costs of

$323,076 were charged against these proceeds. Pursuant to the offerings, we issued 337,211 shares of our common stock and 337,211 1997-A warrants. Each 1997-A warrant is exercisable for the purchase of one share of our common stock for $3.40 on or before November 6, 2002.

                           PART II - OTHER INFORMATION
-------------------------------------------------------------------------------



Item 1. LEGAL PROCEEDINGS
        -----------------
            None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        -----------------------------------------
            None

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


                                        REGISTRANT:
                                        ADVANTAGE MARKETING SYSTEMS, INC.


Date: August 13, 1999                   By: /S/ ROGER P. BARESEL
      ---------------                       -----------------------------
                                            Roger P. Baresel, President,
                                            Chief Financial
                                            and Accounting Officer