Form 10QSB
period 1999-09-30
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 1999-11-15
CIK 841866

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

                 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

For Quarter Ended                                   Commission File Number
 September  30, 1999                                       001-13343
--------------------                                ----------------------

                        ADVANTAGE MARKETING SYSTEMS, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Oklahoma                             73-1323256
 -------------------------------------     ----------------------------------
    (State or other jurisdiction             (IRS Employer Identification
  of incorporation or organization)                     Number)

        2601 N.W. Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (405) 842-0131
------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

State the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                           4,143,084
------------------------------                 ----------------------------
Title of Class                                 Number of Shares outstanding
                                                   at November15, 1999

Exhibit Index appears on page 22 .

                        ADVANTAGE MARKETING SYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999


                                TABLE OF CONTENTS

Part I - Financial Information
Item 1. Financial Statements
             Condensed Consolidated Balance Sheets................................     3
             Condensed Consolidated Statements of Income..........................     4
             Condensed Consolidated Statements of Cash Flows......................     5
             Notes to Condensed Consolidated Financial Statements.................     7
Item 2. Management's Discussion and Analysis or Plan of Operation.................    14
Part II - Other Information.......................................................    22
Item 1. Legal Proceedings.........................................................    22
Item 2. Changes in Securities and Use of Proceeds.................................    22
Item 3. Defaults Upon Senior Securities...........................................    22
Item 4. Submission of Matters to a Vote of Security Holders.......................    22
Item 5. Other Information.........................................................    22
Item 6. Exhibits and Reports on Form 8-K..........................................    22





           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the caption "Item 2 - Management's Discussion and Analysis or Plan of Operation" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," "expects," "may," "will," or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; the ability of the Company to implement its business and acquisition strategies; changes in the network marketing industry and changes in consumer preferences; competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness; acceptance of new product offerings; and changes in, or the failure to comply with, government regulations (especially food and drug laws and regulations); the ability of the Company and its third party providers to adequately address year 2000 issues: the ability of the Company to obtain financing for future acquisitions; and other factors.

Chambre-Registered Trademark-, Spark of Life-Registered Trademark-, Young at Heart-Registered Trademark-, Co-Clenz-Registered Trademark-, Stay 'N Shape-Registered Trademark-, Sine-eze-Registered Trademark- and
ToppFast-Registered Trademark- are registered trademarks of the Company, and Choc-Quilizer-TM- is a trademark of Tinos, L.L.C.

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     ADVANTAGE MARKETING SYSTEMS, INC.
                             AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                               (UNAUDITED)


                                                                                     September 30,     December 31,
                                   ASSETS                                               1999              1998
                                   ------                                            ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents.....................................................      $ 2,448,665       $ 5,289,217
  Marketable securities, held to maturity.......................................          961,378                --
  Receivables - net of allowance of $83,713 and $25,800, respectively...........          370,875           263,503
  Receivable from affiliate.....................................................          298,004           293,936
  Inventory.....................................................................          629,126         1,009,998
  Deferred income taxes.........................................................               --            93,496
  Other assets..................................................................          214,667           100,345
                                                                                     ------------      ------------
              Total current assets..............................................        4,922,715         7,050,495
MARKETABLE SECURITIES, Available for sale, at fair value........................        1,976,147                --
MARKETABLE SECURITIES, Held to maturity.........................................        1,040,312                --
RECEIVABLES.....................................................................          107,774           129,440
PROPERTY AND EQUIPMENT, Net.....................................................        1,614,380         1,090,280
GOODWILL, Net...................................................................        1,645,553         1,725,734
COVENANTS NOT TO COMPETE, Net...................................................          455,555           511,685
DEFERRED INCOME TAXES...........................................................               --            95,277
OTHER ASSETS....................................................................           72,135           114,572
                                                                                     ------------      ------------
TOTAL...........................................................................      $11,834,571       $10,717,483
                                                                                     ------------      ------------
                                                                                     ------------      ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..............................................................      $   172,837       $    60,172
  Accrued commissions and bonuses...............................................          395,487           156,174
  Accrued other expenses........................................................          504,435           277,651
  Accrued sales tax liability...................................................          354,141           616,735
  Notes payable.................................................................               --            29,476
  Capital lease obligations.....................................................           64,091            87,105
                                                                                     ------------      ------------
              Total current liabilities.........................................        1,490,991         1,227,313
LONG-TERM LIABILITIES:
  Notes payable.................................................................               --            94,311
  Capital lease obligations.....................................................          124,552           173,247
  Deferred income taxes.........................................................            7,000                --
                                                                                     ------------      ------------
               Total liabilities................................................        1,622,543         1,494,871
                                                                                     ------------      ------------
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
  Preferred stock - $.0001 par value; authorized 5,000,000 shares; none issued..               --                --
  Common stock - $.0001 par value; authorized 495,000,000 shares;
   issued 4,277,584 and 4,275,514 shares, respectively .........................              428               428
  Paid-in capital...............................................................       10,232,706        10,180,106
  Notes receivable for exercise of options......................................          (63,960)          (63,960)
  Retained earnings (accumulated deficit).......................................          453,969          (516,091)
  Accumulated other comprehensive loss, net of tax..............................          (33,244)               --
                                                                                     ------------      ------------
                 Total capital and retained earnings (accumulated deficit)......       10,589,899         9,600,483
  Less cost of treasury stock (134,500 shares, common)..........................         (377,871)         (377,871)
                                                                                     ------------      ------------
                Total stockholders' equity......................................       10,212,028         9,222,612
                                                                                     ------------     -------------
TOTAL...........................................................................      $11,834,571       $10,717,483
                                                                                     ------------      ------------
                                                                                     ------------      ------------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)


                                                              Three Months Ended        Nine Months Ended
                                                                 September 30,             September 30,
                                                           ---------------------------------------------------
                                                              1999          1998         1999         1998
                                                           -----------   -----------  -----------  -----------
Net sales...............................................    $6,223,895    $3,630,912  $16,150,491   $9,500,936

Cost of sales...........................................     4,298,324     2,472,539   11,150,024    6,263,775
                                                           -----------   -----------  -----------  -----------

    Gross profit........................................     1,925,571     1,158,373    5,000,467    3,237,161

Marketing, distribution and administrative expenses.....     1,362,277       920,407    3,725,489    2,671,332
                                                           -----------   -----------  -----------  -----------

    Income from operations..............................       563,294       237,966    1,274,978      565,829

Other income(expense) :

Interest and dividends, net.............................        75,993        74,273      228,765      213,509

Other income (expense)..................................            --        (1,238)          --       39,482

Settlement of additional tax liability (Note 6).........            --      (421,623)          --     (421,623)
                                                           -----------   -----------  -----------  -----------

    Total other income (expense)........................        75,993     (348,588)      228,765     (168,632)
                                                           -----------   -----------  -----------  -----------

 INCOME (LOSS) BEFORE TAXES ............................       639,287      (110,622)   1,503,743      397,197

TAX EXPENSE (BENEFIT)...................................       242,673       (42,275)     533,683      150,776
                                                           -----------   -----------  -----------  -----------

NET INCOME (LOSS).......................................    $  396,614    $ (68,347)  $   970,060   $  246,421
                                                           -----------   -----------  -----------  -----------
                                                           -----------   -----------  -----------  -----------

Net income (loss) per common share......................    $      .10    $     (.02) $       .23   $      .06
                                                           -----------   -----------  -----------  -----------
                                                           -----------   -----------  -----------  -----------

Net income (loss) per common share - assuming  dilution.    $      .08    $     (.02) $       .21   $      .05
                                                           -----------   -----------  -----------  -----------
                                                           -----------   -----------  -----------  -----------

Weighted average common shares outstanding..............     4,141,651     4,168,619    4,141,651    4,201,954
                                                           -----------   -----------  -----------  -----------
                                                           -----------   -----------  -----------  -----------

Weighted average common shares outstanding -
assuming dilution.......................................     5,194,786     4,168,619    4,708,759    4,538,783
                                                           -----------   -----------  -----------  -----------
                                                           -----------   -----------  -----------  -----------


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                       September 30, September 30,
                                                                                           1999          1998
                                                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.......................................................................   $   970,060   $   246,421
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization...............................................       397,828       267,703
        Deferred taxes..............................................................       195,773       148,580
        Gain on sale of other assets................................................            --       (35,920)
        Provision for bad debts.....................................................        47,109            --
        Non cash compensation.......................................................        52,600            --
        Changes in assets and liabilities which provided (used) cash:
           Receivables and commission advances......................................      (132,815)      (66,528)
           Inventory................................................................       380,872      (24,201)
           Other assets.............................................................       (80,982)           --
           Accounts payable and accrued expenses....................................       316,168       693,781
                                                                                       -----------   -----------
                Net cash provided by operating activities...........................     2,146,613     1,229,836
                                                                                       -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment..............................................      (776,520)     (365,334)
   Purchase of ToppMed Assets.......................................................            --      (192,000)
   Purchases of marketable securities, available for sale...........................    (2,009,391)           --
   Purchases of marketable securities, held to maturity............................     (2,001,690)           --
   Advances to affiliate............................................................       (40,000)     (293,936)
   Repayment of receivable from affiliate...........................................        35,932        54,780
   Purchase of other assets.........................................................            --       (83,565)
                                                                                       -----------   -----------
                 Net cash used in investing activities .............................    (4,791,669)     (880,055)
                                                                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable......................................................            --        62,727
   Purchase of treasury stock.......................................................            --      (306,993)
   Payment of deferred offering costs...............................................            --      (112,610)
   Principal payment on notes payable...............................................      (123,787)      (40,821)
   Principal payment on capital lease obligations...................................       (71,709)     (146,938)
                                                                                       -----------   -----------
                 Net cash used in financing activities..............................      (195,496)     (544,635)
                                                                                       -----------   -----------

NET DECREASE IN CASH................................................................    (2,840,552)     (194,854)
CASH AND CASH EQUIVALENTS, BEGINNING................................................     5,289,217     5,775,276
                                                                                       -----------   -----------
CASH AND CASH EQUIVALENTS, ENDING...................................................   $ 2,448,665   $ 5,580,422
                                                                                       -----------   -----------
                                                                                       -----------   -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest............................................   $    14,069   $    27,186
Cash paid during the period for income taxes........................................        10,160            --
Noncash financing and investing activities:
   Property and equipment acquired by capital lease.................................            --         4,389
                                                                                                     (Continued)


              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                     September 30,   September 30,
                                                                                         1999            1998
                                                                                     -----------     -----------
Acquisition of ToppMed, Inc.:
   Fair  value of assets acquired..................................................  $          --   $         --
   Fair value of covenant not to compete...........................................             --        (64,000)
   Purchase price in excess of tangible assets acquired and covenant not to compete             --       (128,000)
                                                                                     -------------   ------------
   Cash paid to purchase ToppMed, Inc..............................................             --   $   (192,000)
                                                                                     -------------   ------------
                                                                                     -------------   ------------
                                                                                                       (Concluded)


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


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

2.       MARKETABLE SECURITIES

         MARKETABLE SECURITIES - Investments in marketable debt and equity securities are identified as held to maturity and available for sale based on management considerations of asset/liability strategy, changes in interest rates, prepayment risk and other factors. Under certain circumstances (including the deterioration of the issuer's creditworthiness, a change in tax law, or statutory or regulatory requirements), the Company may change the marketable security classification. Marketable securites classified as available for sale are accounted for at fair value with unrealized gains or losses, net of taxes, excluded from earnings and reported as a separate component of shareholder's equity. Held to maturity securities are accounted for at amortized cost.

         The Company has the intent and ability to hold to maturity its investment in marketable securities classified as held to maturity. Gain or loss on sale of marketable securities is based upon the specific identification method. Total comprehensive income for the three and nine months ended September 30, 1999 was $363,370 and $936,816, respectively.

3.       EARNINGS PER SHARE

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                    INCOME           SHARES       PER SHARE
                                                                  (NUMERATOR)     (DENOMINATOR)     AMOUNT
Weighted average common shares outstanding:
For the three months ended September 30, 1999:
   Earnings per common share:
     Income available to common stockholders...................      $396,614        4,141,651       $ .10
                                                                     --------        ---------       -----
   Earnings per common share - assuming dilution:
      Options..................................................            --          771,435
      Warrants.................................................            --          281,700
                                                                     --------        ---------
     Income available to common stockholders plus assumed
      conversions..............................................     $396,614         5,194,786       $ .08
                                                                     --------        ---------       -----

For the three months ended September 30, 1998:
   Loss per common share:
     Loss available to common stockholders.....................     $(68,347)        4,168,619       $(.02)
                                                                     --------        ---------       -----
   Loss per common share - assuming dilution:
     Loss available to common stockholders plus assumed
      conversions (none assumed)...............................     $(68,347)        4,168,619       $(.02)
                                                                     --------        ---------       -----

Weighted average common shares outstanding:
For the nine months ended September 30, 1999:
   Earnings per common share:
     Income available to common stockholders...................      $970,060        4,141,651       $ .23
                                                                                                     -----
   Earnings per common share - assuming dilution:
      Options..................................................            --          567,108
                                                                     --------        ---------
     Income available to common stockholders plus assumed
      conversions..............................................     $970,060         4,708,759       $ .21
                                                                     --------        ---------       -----

For the nine months ended September 30, 1998:
   Earnings per common share:
     Income available to common stockholders...................      $246,421        4,201,954       $ .06
                                                                                                     -----
   Earnings per common share - assuming dilution:
      Options..................................................            --          336,829
                                                                     --------        ---------
     Income available to common stockholders plus assumed
      conversions..............................................      $246,421        4,538,783        $.05
                                                                     --------        ---------       -----


         There were no antidilutive options to purchase shares of common stock for the three months ended September 30, 1999. Due to the net loss for the three months ended September 30, 1998, all options and warrants outstanding as of the end of the three month period were antidilutive and were not included in the computation of earnings per common share - assuming dilution.

         Options to purchase 152,387 shares of common stock ranging from $3.60 to $3.75 per share and 154,750 shares of common stock ranging from $3.00 to $6.00 were outstanding at September 30, 1999 and 1998, respectively, but were not included in the computation of earnings per common share - assuming dilution for the nine months ended because the options' exercise prices were greater than the average market price of the common shares.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

         Warrants to purchase 130,000 shares at $5.40 and 2,092,211 shares ranging from $3.40 to $5.40 were outstanding at September 30, 1999 and 1998, respectively, but were not included in the computation of earnings per common share - assuming dilution for the three months ended because the warrants' exercise prices were greater than the average market price of the common shares.

         Warrants to purchase 2,092,211 shares ranging from $3.40 to $5.40 were outstanding at September 30, 1999 and 1998 but were not included in the computation of earnings per common share - assuming dilution for the nine months ended because the warrants' exercise prices were greater than the average market price of the common shares.

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

         COMMON STOCK OPTIONS AND OTHER WARRANTS - The following table summarizes the Company's stock option and other warrant activity for the three months and nine months ended September 30, 1999:


                                     Three         Weighted-          Nine          Weighted-
                                  Months Ended      Average       Months Ended       Average
                                 September 30,      Exercise      September 30,     Exercise
                                      1999           Price            1999            Price
                                 -------------     ---------      -------------     ---------
Options and other warrants
   outstanding, beginning of
   period......................      1,708,033     $    2.12          1,543,322         $2.09

Options and other warrants
    issued during the period...         27,387          3.68            196,098          2.57

Options and other warrants
    exercised during the period.        (5,358)         2.80             (5,358)         2.80

Options and other warrants
    canceled during the period..             -             -             (4,000)         2.70
                                 -------------                    -------------
Options and other warrants
    outstanding, end of period       1,730,062     $    2.14          1,730,062         $2.14
                                 -------------                    -------------


                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

         COMMON STOCK WARRANTS - The following table summarizes the Company's common stock warrants and their activity for the three months and nine months ended September 30, 1999:

                                                                             Warrants
                                                                            Issued and   Exercise
                                                                            Outstanding   Price        Exercise Period
                                                                            -----------  ---------     -------------------
         September 30, 1999:
                     1997-A  Warrants.................................         337,211      $3.40      01/31/97 - 11/06/02
                                                                             ---------
                                                                             ---------
                     Redeemable Common Stock Purchase Warrants........       1,495,000      $3.40      11/06/97 - 11/06/02
                                                                             ---------
                                                                             ---------
                     Underwriters' Warrants...........................         130,000      $5.40      11/12/98 - 11/12/02
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

5.       STOCK OPTION PLAN

         During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for grant can consist of
         (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and
         (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors, and consultants. Nonemployee directors are excluded from Plan participation. The option price for shares of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options may be exercised within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

         stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. No stock appreciation rights are attached to any options outstanding. During the nine months ended September 30, 1999 and 1998, the Company issued 96,098 and 59,750 options, respectively, under the Plan. At September 30, 1999 and 1998, the Company had 1,730,062 and 1,435,777, respectively, stock options outstanding of which only 533,687 and 220,044, respectively, were issued pursuant to the plan.

6.       ADDITIONAL TAX LIABILITY

         During 1998, in an effort to facilitate the growth of its distributor network, the Company voluntarily began contacting all of the state sales and use tax authorities to enter into agreements with them whereby the Company would assume the responsibility for collecting and remitting sales and use taxes on behalf of its independent distributors. Certain states had requirements which resulted in an additional tax liability for the Company as a condition of entering into the agreement. The liability had an adverse impact on the Company's earnings, net of the related tax effect, of $256,300 or $.06 per share. Management believes the liability was a one time nonrecurring charge and will have no further adverse impact on the Company's future results of operations because the ongoing collection and remittance of sales and use tax represents neither additional income nor additional expense to the Company but instead is a pass through item with no income statement effect.

7.       RELATED PARTIES

         During the three months ended September 30, 1999 and 1998, the Company received $1,860 and $1,579, respectively, from Pre-Paid Legal Services, Inc., a shareholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal Services, Inc. During the nine months ended September 30, 1999 and 1998, the Company received $5,113 and $5,165, respectively.

         During 1995, John W. Hail, an affiliate, entered into lease agreements covering telephone equipment and related software and requiring monthly rental payments. Such equipment and software are utilized exclusively by the Company. During the three months and nine months ended September 30, 1998, the Company made aggregate monthly payments pursuant to such lease agreements of $4,857 and $14,570, respectively. As of December 31, 1998 the leases had been paid in full.

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

         During the three months ended September 30, 1999 and 1998, the Company paid Curtis H. Wilson, Sr., a Director of the Company, sales commissions of $30,032 and $19,292, respectively. During the nine months ended September 30, 1999 and 1998, the Company paid Curtis H. Wilson, Sr., sales commissions of $86,826 and $38,537, respectively. These commissions were based upon purchases by Mr. Wilson and his downline distributors in accordance with the Company's network marketing program in effect at the time of the sales.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

         During the first quarter of 1998, the Company agreed to loan John W. Hail, an affiliate, up to $250,000. Subsequently, the Company agreed to loan up to an additional $75,000. The loans are secured, bear interest at 8% per annum, and were due on March 31, 1999. The loans were extended until March 31, 2000. As of September 30, 1999, the balance due on these loans was $298,004 plus accrued interest. The loans and extension were unanimously approved by the Company's board of directors.

8.       COMMITMENTS AND CONTINGENCIES

         RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales has been, and is expected to continue to be, dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 65.9% and 45.3% of net sales for the nine months ended September 30, 1999 and 1998, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects. Currently, the Company offers AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration ("FDA") issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for the Company's product). On June 4, 1997, the FDA proposed regulations which will, if adopted as proposed, significantly limit the ability of the Company to sell AM-300 and any other weight management products which contain ephedra or ephedrine. The proposed regulations were subject to comment until December 2, 1997. The proposed regulations will become effective 180 days following their issuance as final regulations. Several trade organizations in the dietary supplement industry have commented on the proposed regulations, requesting substantial modifications. It is probable that the FDA will make material changes to the proposed regulations prior to adoption. Relatedly, the United States General Accounting Office recently issued a report dated July 2, 1999 to a committee of the U.S. House of Representatives that casts substantial doubt on certain provisions of the proposed regulations. The Company does not know the effect such report will have on the proposed regulations. There is a risk that AM-300 may become subject to further federal, state, local or foreign laws or regulations. These regulations could require the Company to (i) withdraw or reformulate its AM-300 product with reduced ephedrine levels or with a substitute for ephedra or ephedrine, (ii) relabel its product with different warnings or revised directions for use, or (iii) not make certain statements, possibly including weight loss claims, with respect to any product containing ephedra or ephedrine. Even in the absence of further laws or regulation, the Company may elect to reformulate or relabel its AM-300 product containing ephedra or ephedrine. While the Company believes that its AM-300 product could be reformulated and relabeled, there is no assurance that such reformulation and relabeling will not adversely affect sales. Consequently, management is unable at the present time to predict the ultimate resolution of these issues, nor their ultimate impact on the Company's results of operation or financial position.

         PRODUCT LIABILITY - The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. Historically, the Company has relied upon its manufacturer's product liability insurance for coverage. The Company obtained product liability insurance coverage in its own name in 1997. The limits of this coverage are $4,000,000 per occurrence and $5,000,000 aggregate. The Company generally

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

         does not obtain contractual indemnification from parties manufacturing its products. However, all of the manufacturers of the Company's products carry product liability insurance which covers the Company's products. The Company has agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by the Company and the Company has agreed to indemnify Chemins against claims arising from claims made by the Company's distributors for products manufactured by Chemins and marketed by the Company. Although the Company has never had a product liability claim, such claims against the Company could result in material losses to the Company.

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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of our net sales, selected results of operations for the three months and the nine months ended September 30, 1999 and 1998. The selected results of operations are derived from our unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.


                                                For the Three Months Ended
                                                        September 30,
                                    ---------------------------------------------------
                                              1999                       1998
                                    -----------------------   -------------------------
                                      AMOUNT        PERCENT     AMOUNT          PERCENT
                                    ----------      -------   ----------        -------
Net sales .....................     $6,223,895      100.0%    $3,630,912        100.0%
                                    ----------      -----     ----------        -----
Cost of sales:
   Commissions and bonuses ....      2,696,538       43.3      1,468,286         40.4
   Cost of products ...........      1,367,493       22.0        899,610         24.8
   Cost of shipping ...........        234,293        3.8        104,643          2.9
                                    ----------      -----     ----------        -----
     Total cost of sales ......      4,298,324       69.1      2,472,539         68.1
                                    ----------      -----     ----------        -----
   Gross profit ...............      1,925,571       30.9      1,158,373         31.9
Marketing, distribution and
   administrative expenses ....      1,362,277       21.8        920,407         25.3
                                    ----------      -----     ----------        -----
   Income from operations .....        563,294        9.1        237,966          6.6
Other income (expense):
Interest, net .................         75,993        1.2         74,273          2.0
Other income (expense) ........              -        0.0         (1,238)         0.0
Settlement of additional tax
    liability .................              -        0.0       (421,623)       (11.6)
                                    ----------      -----     ----------        -----
   Total other income (expense)         75,993        1.2       (348,588)        (9.6)
                                    ----------      -----     ----------        -----
Income (loss) before taxes ....        639,287       10.3       (110,622)        (3.0)
Tax expense (benefit) .........        242,673        3.9        (42,275)        (1.2)
                                    ----------      -----     ----------        -----
Net income (loss) .............     $  396,614        6.4%    $  (68,347)        (1.8)%
                                    ----------      -----     ----------        -----
                                    ----------      -----     ----------        -----



                                              For the Nine Months Ended
                                                     September 30,
                                    ---------------------------------------------------
                                              1999                    1998
                                    ------------------------   ------------------------
                                      AMOUNT         PERCENT     AMOUNT         PERCENT
                                    -----------      -------   ----------       -------
Net sales .....................     $16,150,491      100.0%    $9,500,936       100.0%
                                    -----------      -----     ----------       -----
Cost of sales:
   Commissions and bonuses ....       6,880,236       42.6      3,815,454        40.2
   Cost of products ...........       3,733,546       23.1      2,151,645        22.6
   Cost of shipping ...........         536,242        3.3        296,676         3.1
                                    -----------      -----     ----------       -----
     Total cost of sales ......      11,150,024       69.0      6,263,775        65.9
                                    -----------      -----     ----------       -----
   Gross profit ...............       5,000,467       31.0        3,237,161      34.1
Marketing, distribution and
   administrative expenses ....       3,725,489       23.1      2,671,332        28.1
                                    -----------      -----     ----------       -----
   Income from operations .....       1,274,978        7.9        565,829         6.0
Other income (expense):
Interest, net .................         228,765        1.4        213,509         2.2
Other income (expense) ........               -        0.0         39,482         0.4
Settlement of additional tax
    liability .................               -        0.0       (421,623)       (4.4)
                                    -----------      -----     ----------       -----
   Total other income (expense)         228,765        1.4       (168,632)       (1.8)
                                    -----------      -----     ----------       -----
Income (loss) before taxes ....       1,503,743        9.3        397,197         4.2
Tax expense (benefit) .........         533,683        3.3        150,776         1.6
                                    -----------      -----     ----------       -----
Net income (loss) .............     $   970,060        6.0%    $  246,421         2.6%
                                    -----------      -----     ----------       -----
                                    -----------      -----     ----------       -----

During the three months and nine months ended September 30, 1999 and 1998, we experienced increases in net sales compared to the preceding year. The increases were principally the result of expansion of our network of independent distributors and increased sales of our weight management, dietary supplement and personal care products. We expect to continue to expand our network of independent distributors, which may result in increased sales volume. However, there is no assurance that increased sales volume will be achieved through expansion of our network of independent distributors, or that, if sales volume increases, we will realize increased profitability.

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

Our net sales during the three months ended September 30, 1999, increased by $2,592,983, or 71.4%, to $6,223,895 from $3,630,912 during the three months ended September 30, 1998. The increase was principally attributable to expansion of our network of independent distributors and increased sales of our weight management, dietary supplement and personal care products. During the three months ended September 30, 1999, we made aggregate net sales of $6,099,771 to 35,824 distributors, compared to aggregate net sales during the same period in 1998 of $3,582,049 to 19,480 distributors. At September 30, 1999, we had approximately 54,226 "active" distributors compared to approximately 30,400 at September 30, 1998. A distributor is considered "active" if he or she has purchased $50 or more of our product during the previous 12 months. Sales per distributor per month decreased from $61 to $57 for the three months ended September 30, 1999, compared to the same period in 1998.

Our cost of sales during the three months ended September 30, 1999, increased by $1,825,785, or 73.8%, to $4,298,324 from $2,472,539 during the same period in
1998. This increase was attributable to

- an increase of $1,228,252 in distributor commissions and bonuses due to the increased level of sales and increased promotions,

- an increase of $467,883 in the cost of products sold due to the increased level of sales and

- an increase of $129,650 in shipping costs due to the increased level of sales and the effect of our modified pricing structure.

Effective April 1, 1999, we modified our pricing structure to include shipping costs in our product prices. Previously shipping costs had been calculated separately on each order and we reported shipping costs net of these payments. Because our shipping costs are no longer reported net of the separately collected shipping reimbursement, our shipping cost as a percentage of sales appears to have increased. Total cost of sales, as a percentage of net sales increased to 69.1% during the three months ended September 30, 1999, from 68.1% during the same period in 1998 due to an increase in distributor commissions and bonuses as a percentage of net sales to 43.3 % from 40.4%, a decrease in cost of products sold to 22.0% of net sales from 24.8% and an increase in cost of shipping to 3.8% of net sales from 2.9%. During periods of growth, we anticipate continuing to offer promotions to distributors to increase sales and their income from time to time, which if successful will result in increases in distributor commissions and bonuses and temporary increases in cost of sales.

Our gross profit increased $767,198, or 66.2%, to $1,925,571 for the three months ended September 30, 1999 from $1,158,373 for the same period in 1998. The gross profit decreased as a percentage of net sales to 30.9% of net sales from 31.9%. The decrease in our gross profit margin resulted from the increase in our cost of sales as a percentage of net sales.

Marketing, distribution and administrative expenses increased $441,870, or 48.0%, to $1,362,277 during the three months ended September 30, 1999, from $920,407 during the same period in 1998. This increase was attributable to expansion of our administrative infra-structure necessary to support increased levels of sales and increased promotional expense designed to increase sales. The balance of the increase in marketing, distribution and administrative expenses resulted from the higher level of activity and corresponding increases in variable costs, such as postage, telephone, bank card service charges and supplies. The marketing, distribution and administrative expenses as a percentage of net sales decreased to 21.9% during the three months ended September 30, 1999, from 25.3% during the same period in 1998 due to the increased level of sales.

Our other income (expense) increased by $424,581, or 121.8% to $75,993 during the three months ended September 30, 1999, from a loss of $(348,588) during the same period in 1998. This increase was primarily attributable to the one-time expense in 1998 of the settlement of additional tax liability of $421,623 ($256,300 net of related tax effect). During 1998, in an effort to facilitate the growth of our distributor network, we voluntarily began contacting all of the state tax authorities to enter into agreements with them where we would assume the responsibility for collecting and remitting sales and use taxes on behalf of our independent distributors. Certain states had requirements which resulted in an additional tax liability for us as a condition of entering into the agreement. We believe the liability was a one-time nonrecurring charge and will have no further adverse impact on our future results of operations because the ongoing collection and remittance of sales and use tax represents neither additional income nor additional expense to us but instead is a pass through item with no income statement effect.

Our income before taxes increased $749,909 to $639,287 during the three months ended September 30, 1999, from a loss of $(110,622) during the same period in 1998. This increase was primarily the result of

-        the increased level of sales,

- the decrease in marketing, distribution and administrative expenses as a percentage of net sales and

- the increase in other income due to the one-time expense of the settlement of additional tax liability of $421,623 ($256,300 net of the related tax effect) taken in 1998.

Income before taxes increased as a percentage of net sales to 10.3% from a loss of (3.0)% during the three months ended September 30, 1999 and 1998, respectively. Income taxes during the three months ended September 30, 1999 were $242,673 compared to a tax (benefit) of $(42,275) during the same period in 1998.

Our net income increased $464,961 to $396,614 during the three months ended September 30, 1999, from a loss of $(68,347) during the same period in 1998. Net income as a percentage of net sales increased to 6.4% during the three months ended September 30, 1999, from a loss of (1.8)% during the same period in 1998.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

Our net sales during the nine months ended September 30, 1999, increased by $6,649,555, or 70.0%, to $16,150,491 from $9,500,936 during the nine months ended September 30, 1998. The increase was principally attributable to expansion of our network of independent distributors and increased sales of our weight management, dietary supplement and personal care products. During the nine months ended September 30, 1999, we made aggregate net sales of $15,959,949 to 50,450 distributors, compared to aggregate net sales during the same period in 1998 of $9,392,614 to 26,483 distributors. Sales per distributor per month decreased from $39 to $35 for the nine months ended September 30, 1999, compared to the same period in 1998.

Our cost of sales during the nine months ended September 30, 1999, increased by $4,886,249, or 78.0%, to $11,150,024 from $6,263,775 during the same period in
1998. This increase was attributable to

- an increase of $3,064,782 in distributor commissions and bonuses due to the increased level of sales and increased promotions,

- an increase of $1,581,901 in the cost of products sold due to the increased level of sales and the addition of new products and marketing tools and

- an increase of $239,566 in shipping costs due to the increased level of sales and the effect of our modified pricing structure.

Effective April 1, 1999, we modified our pricing structure to include shipping costs in our product prices. Previously shipping costs had been calculated separately on each order and we reported shipping costs net of these payments. Because our shipping costs are no longer reported net of the separately collected shipping reimbursement our shipping cost as a percentage of sales appears to have increased. Total cost of sales, as a percentage of net sales, increased to 69.0% during the nine months ended September 30, 1999, from 65.9% during the same period in 1998 due to an increase in distributor commissions and bonuses as a percentage of net sales to

42.6% from 40.2%, an increase in cost of products sold to 23.1% of net sales from 22.6%, and an increase in cost of shipping to 3.3% of net sales from 3.1%. During periods of growth, we anticipate continuing to offer promotions to distributors to increase sales and their income from time to time, which if successful will result in increases in distributor commissions and bonuses and temporary increases in cost of sales.

Our gross profit increased $1,763,306, or 54.5%, to $5,000,467 for the nine months ended September 30, 1999 from $3,237,161 for the same period in 1998. The gross profit decreased as a percentage of net sales to 31.0% of net sales from 34.1%. The decrease in our gross profit margin resulted from the increase in cost of sales as a percentage of net sales.

Marketing, distribution and administrative expenses increased $1,054,157, or 39.5%, to $3,725,489 during the nine months ended September 30, 1999, from $2,671,332 during the same period in 1998. This increase was attributable to our expansion of the administrative infra-structure necessary to support increased levels of sales and increased promotional expense designed to increase sales. The number of our full-time employees increased to 53 during the first quarter of 1999, 54 during the second quarter of 1999 and 49 during the third quarter of 1999 as compared to 37, 35 and 47, respectively during the same periods of 1998. The balance of the increase in marketing, distribution and administrative expenses resulted from the higher level of activity and corresponding increases in variable costs, such as postage, telephone, bank card service charges and supplies. The marketing, distribution and administrative expenses as a percentage of net sales decreased to 23.1% during the nine months ended September 30, 1999, from 28.1% during the same period in 1998 due to the increased level of sales.

Our other income (expense) increased by $397,397 to $228,765 during the nine months ended September 30, 1999, from a loss of $(168,632) during the same period in 1998. This increase was primarily attributable to the one-time expense in 1998 of the settlement of additional tax liability of $421,623 ($256,300 net of related tax effect). During 1998, in an effort to facilitate the growth of our distributor network, we voluntarily began contacting all of the state tax authorities to enter into agreements with them under which we assumed the responsibility for collecting and remitting sales and use taxes on behalf of our independent distributors. Certain states had requirements which resulted in an additional tax liability as a condition of entering into the agreement. We believe the liability was a one-time nonrecurring charge and will have no further adverse impact on our future results of operations because the ongoing collection and remittance of sales and use tax represents neither additional income nor additional expense to us but instead is a pass through item with no income statement effect.

Our income before taxes increased $1,106,546, or 278.6%, to $1,503,743 during the nine months ended September 30, 1999, from $397,197 during the same period in 1998. Income before taxes as a percentage of net sales was 9.3% and 4.2% during the nine months ended September 30, 1999 and 1998. Income taxes during the nine months ended September 30, 1999 and 1998 were $533,683 and $150,776, respectively. Our net income increased $723,639, or 293.7%, to $970,060 during the nine months ended September 30, 1999, from $246,421 during the same period in 1998. This increase in net income was attributable to

-        the increased level of sales,

- the decrease in the marketing, distribution and administrative expenses as a percentage of net sales and

- the increase in other income due to the one-time expense of the settlement of additional tax liability of $421,623 ($256,300 net of the related tax effect) taken in 1998.

Net income as a percentage of net sales increased to 6.0% during the nine months ended September 30, 1999, from 2.6% during the same period in 1998.

SEASONALITY

No pattern of seasonal fluctuations exists due to the growth patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

YEAR 2000 COMPUTER SYSTEM COMPLIANCE

We have two primary computer systems both of which were developed employing six digit date structures. Where date logic requires the year 2000 or beyond, such structures may produce inaccurate results. We have substantially completed the implementation of a program to comply with year 2000 requirements on a system-by-system basis including information technology ("IT") and non-IT systems (E.G., micro controllers). Management expects the program to be complete by December 10, 1999 at which time our computer systems are expected to be year 2000 compliant.

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

We have contacted our major suppliers and they have assured us that their systems are compliant or will be year 2000 compliant on a timely basis. In the event we experience product unavailability or supply interruptions due to year 2000 non-compliance by our suppliers, we believe that we will be able to obtain alternative sources of our products. A significant delay or reduction in availability of products, however, could also have a material adverse effect on our operations.

COMMITMENTS AND CONTINGENCIES

RECENT REGULATORY DEVELOPMENTS - A significant portion of our net sales continues to be dependent upon our AM-300 product. Our net sales of AM-300 represented 65.9% and 45.3% of net sales for the nine months ended September 30, 1999 and 1998, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects. Currently, we offer AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for our product). On June 4, 1997, the Food and Drug Administration proposed regulations which will, if adopted as proposed, significantly limit our ability to sell AM-300 and any other weight management products which contain ephedra or ephedrine. The proposed regulations were subject to comment until December 2, 1997. The proposed regulations will become effective 180 days following their issuance as final regulations. Several trade organizations in the dietary supplement industry have commented on the proposed regulations, requesting substantial modifications. It is probable that the Food and Drug Administration will make material changes to the proposed regulations prior to adoption. Relatedly, the United States General Accounting Office recently issued a report dated July 2, 1999 to a committee of the U.S. House of Representatives that casts substantial doubt on certain provisions of the Food and Drug Administration's proposed regulations on dietary supplements which contain ephedrine alkaloids. We do not know the effect such report will have on the proposed regulations. There is a risk that our AM-300 product may become subject to further federal, state, local or foreign laws or regulations. These regulations could require us to (i) withdraw or reformulate our AM-300 product with reduced ephedrine levels or with a substitute for ephedra or ephedrine, (ii) relabel our product with different warnings or revised directions for use, or (iii) not make certain statements, possibly including weight loss claims, with respect to any product containing ephedra or ephedrine. Even in the absence of further laws or regulation, we may elect to reformulate or relabel our AM-300 product containing ephedra or ephedrine. While we believe that our AM-300 product could be reformulated and relabeled, there is no assurance that such reformulation and relabeling will not adversely affect our sales. Consequently, management is unable at the present time to predict the ultimate resolution of these issues, nor their ultimate impact on the Company's results of operation or financial position.

PRODUCT LIABILITY - We, like other marketers of products that are intended to be ingested, face the inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We maintain product liability insurance coverage with limits of $4,000,000 per occurrence and $5,000,000 aggregate. We generally do not obtain contractual indemnification from our product manufacturers. However, all of our product manufacturers carry product liability insurance which covers our products. We have agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by us. We also have agreed to indemnify Chemins against claims arising from claims made by our distributors for products manufactured by Chemins and marketed by us. Although a product liability claim has not been asserted against us, such claims could result in material losses.

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

At September 30, 1999, we had working capital of $3,431,724, compared to $5,823,182 at December 31, 1998. We believe our cash and cash equivalents and cash flows from operations will be sufficient to fund our working capital needs over the next 12 months. During the nine months ended September 30, 1999, net cash provided by operating activities was $2,146,613, net cash used in investing activities was $4,791,669 and net cash used in financing activities was $195,496. This represented an average monthly positive cash flow from operating activities of $238,513. We had a net decrease in cash during this period of $2,840,552, primarily as a result of our purchase of certain marketable securities for investment purposes. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses.

During the third quarter of 1999 we began purchasing marketable debt and equity securities. As of September 30, 1999, we had purchased $4,011,081 in securities. These securities have been classified as $2,009,391 in available for sale securities and $2,001,690 in held to maturity securities. We have the intent and ability to hold to maturity our investment in securities classified as held to maturity.

On March 4, 1998, we announced our intent to repurchase up to $1 million of our common stock in the open market for cash. As of December 31, 1998, we had repurchased 134,500 shares of our common stock for $377,871 for an average per share price of $2.81. We ceased making repurchases and the last repurchase was made December 31, 1998.

During the first quarter of 1998, we agreed to loan John W. Hail, our Chief Executive Officer and a major shareholder, up to $250,000. Subsequently we also agreed to loan up to an additional $75,000. These loans are secured, bear interest at 8% per annum and became due on March 31, 1999. The loans have been extended until March 31, 2000. As of September 30, 1999, the balance due on these loans was $298,004 plus interest. The loans and extension were unanimously approved by our board of directors.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES
            None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 16, 1999, we held our 1999 Annual Meeting of stockholders at which the matters set forth below were considered and voted upon. Set forth below is a summary of the voting results:

1. Election of one (1) Class I Director to our Board of Directors to serve a three-year term ending in the year 2002 or until his successor is duly elected and qualified:

                 DIRECTOR NOMINEE          VOTES FOR     AGAINST       ABSTAIN
                 Harland C. Stonecipher    2,809,988     10,698         7,093

         Following the Annual Meeting John W. Hail, Roger P. Baresel, and R. Terren Dunlap, continued to serve as Directors, along with Harland C. Stonecipher.

2. Ratification and appointment of Deloitte & Touche LLP as the Company's independent auditor for the fiscal year ending December 31, 1999.

                                           VOTES FOR     AGAINST       ABSTAIN
                                           2,813,930      5,025         8,824

Item 5. OTHER INFORMATION
            None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
            None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        REGISTRANT:
                                        ADVANTAGE MARKETING SYSTEMS, INC.


Date:     November 15, 1999             By: /S/ ROGER P. BARESEL
                                            --------------------
                                            Roger P. Baresel, President, Chief
                                            Financial and Accounting Officer