Form 10KSB
period 1999-12-31
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 2000-03-30
CIK 841866

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                             ------------------------
                                   FORM 10-KSB
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31,
                                      1999
                             ------------------------

                        Commission File Number: 001-13343

                        ADVANTAGE MARKETING SYSTEMS, INC.
                 (Name of small business issuer in its Charter)

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

                           (Issuer's telephone number)

                             ------------------------

        Securities registered under Section 12(b) of the Exchange Act:

          Title of each class          Name of each exchange on which registered
          -------------------          -----------------------------------------
   Common Stock, $0.0001 Par Value             American Stock Exchange
       Redeemable Common Stock                 American Stock Exchange
           Purchase Warrants                   American Stock Exchange
            1997-A Warrants

           SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                           COMMON STOCK, $0.0001 PAR VALUE
                      REDEEMABLE COMMON STOCK PURCHASE WARRANTS
                                  1997-A WARRANTS

                             ------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB./ /

The issuer's revenues for the year ended December 31, 1999 were $22,427,551.

The aggregate market value of the issuer's common stock, $.0001 par value, held by non-affiliates of the issuer as of March 15, 2000, was $22,817,006 based on the closing sale price on that date as reported by the American Stock Exchange. As of March 15, 2000, 4,237,587 shares of the issuer's common stock, $.0001 par value, were outstanding.


                            ------------------------

                             ADVANTAGE MARKETING SYSTEMS, INC.
                                      FORM 10-KSB
                       For the Fiscal Year Ended December 31, 1999

                                    TABLE OF CONTENTS


Part I.
Item 1.       Description of Business....................................................................      3
Item 2.       Description of Property....................................................................     17
Item 3.       Legal Proceedings..........................................................................     17
Item 4.       Submission of Matters to a Vote of Security Holders........................................     17
Part II.

Item 5.       Market for Common Equity and Related Stockholder Matters...................................     18
Item 6.       Management's Discussion and Analysis or Plan of Operation..................................     18
Item 7.       Financial Statements ......................................................................     24
Item 8.       Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.......     25
Part III.

Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance With Section
              16(a) of the Exchange Act..................................................................     26
Item 10.      Executive Compensation.....................................................................     27
Item 11.      Security Ownership of Certain Beneficial Owners and Management.............................     29
Item 12.      Certain Relationships and Related Transactions.............................................     31
Item 13.      Exhibits and Reports on Form 8-K...........................................................     32

SIGNATURES...............................................................................................     34


         CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements under the captions "Item 1. Description of Business," "Item 6. Management's Discussion and Analysis or Plan of Operation," and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," "expects," "may," "will," or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; the ability of the Company to implement its business and acquisition strategies; changes in the network marketing industry and changes in consumer preferences; competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness; acceptance of new product offerings; and changes in, or the failure to comply with, government regulations (especially food and drug laws and regulations); the ability of the Company to obtain financing for future acquisitions; and other factors.

         Chambre-Registered Trademark-, Spark of Life-Registered Trademark-, Young at Heart-Registered Trademark-, Co-Clenz-Registered Trademark-, Stay 'N Shape-Registered Trademark-, Sine-eze-Registered Trademark-, and
ToppFast-Registered Trademark-, are registered trademarks of the Company, and Choc-Quilizer-TM- is a trademark of Tinos, L.L.C.

                                           PART I

ITEM 1.           DESCRIPTION OF BUSINESS

         We market a product line consisting of approximately 101 products in three categories; weight management, dietary supplement and personal care products. These products are marketed through a network marketing organization in which independent distributors purchase products for resale to retail customers as well as for their own personal use. The number of our active distributors has increased from approximately 20,400 at December 31, 1997, and approximately 33,000 at December 31, 1998, to approximately 61,200 at December 31, 1999. An "active" distributor is one who purchased $15 on autoship or a least $50 if not on autoship of our products within the preceding 12 months.

         The distributors in our network are encouraged to recruit interested people to become new distributors of our products. New distributors are placed beneath the recruiting distributor in the "network" and are referred to as being in that distributor's "downline" organization. Our marketing plan is designed to provide incentives for distributors to build, maintain and motivate an organization of recruited distributors in their downline organization to maximize their earning potential. Distributors generate income by purchasing our products at wholesale prices and reselling them at retail prices. Distributors also earn bonuses on product purchases generated by the distributors in their downline organization. See "--Network Marketing."

         On an ongoing basis we review our product line for duplication and sales movement and make adjustments accordingly. As of December 31, 1999, our product line consisted of (i) eight weight management products, (ii) 28 dietary supplement products, (iii) 63 personal care products consisting primarily of cosmetic and skin care products and (iv) Dial A Doc. Our products are manufactured by various manufacturers pursuant to formulations developed for us and are sold to our independent distributors located in all 50 states and the District of Columbia. We also sell our personal care products to distributors in Greece who do not use our network marketing system.

         We believe that our network marketing system is ideally suited to marketing weight management, dietary supplement and personal care products because sales of such products are strengthened by ongoing personal contact between distributors and their customers. Our network marketing system appeals to a broad cross-section of people, particularly those looking to supplement family income or who are seeking part-time work. Distributors are given the opportunity through our sponsored events and training sessions to network with other distributors, develop selling skills and establish personal goals. We supplement monetary incentives with other forms of recognition in order to motivate distributors further and to foster an atmosphere of excitement throughout our distributor network.

KEY OPERATING STRENGTHS

         We believe the source of our success is our support of and compensation program for our distributors. We provide our distributors with high-quality products and a highly attractive bonus program along with extensive training and motivational events and services. We believe that we have established a strong operating platform to support distributors and facilitate future growth. The key components of this platform include the following:

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

- a continual expansion and improvement of our product line and marketing plan; and

- employment of computer technology to provide timely and accurate product order processing, weekly bonus payment processing, detailed distributor earnings statements, and inventory management.

GROWTH STRATEGY

         Our growth strategy is expansion of our product line and network of independent distributors to increase sales. An increase in the number of distributors generally results in increased sales volume, and new products create enthusiasm among distributors, serve as a promotional tool in selling other products, and attract new distributors. Since 1995, we have introduced 11 new products to our product line in the weight management and dietary supplement categories. Through the

-         acquisition of Miracle Mountain International, Inc. in May 1996,

-         Chambre International, Inc. in January 1997,

- the acquisition of the assets of Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., and Now International, Inc. in April 1997, we acquired 6,790 distributors and added 114 products to our product line, and

- acquisition of all rights, including formulations and trademarks for the ToppFast, Topp Stamina and ToppFast products from ToppMed, Inc. in July 1998.

 During 1999, we introduced Nature Flex, St. Johns Wort and B-Complex.

         We will also seek to increase sales through initiatives designed to enhance sales in our existing markets. These initiatives include increasing the number of our training and motivational events and teleconferences, hiring additional distributor support personnel and establishing more convenient regional support centers in targeted geographic markets.

         In addition, we seek to grow through acquisition. The network marketing industry, which has relatively low barriers to entry, is fragmented and includes a number of small marketing companies, many of which are being acquired by larger companies. Our strategy is to capitalize on these market characteristics to achieve additional growth, both in terms of distributors and product line enhancement, through the acquisition of additional network marketing companies or the assets of such companies.

         The principal objective of our acquisition strategy is to acquire other network marketing organizations that can be combined with our network marketing organization, resulting in increased sales volume with minimal additional administrative cost. We will not consummate an acquisition unless, at the time, we anticipate that such acquisition will contribute to profitability and provide positive cash flows from operations. There is no assurance, however, that we will in the future be able to acquire other network marketing organizations, or that such acquisitions will result in increased profitability and cash flows.

         Our growth strategy requires expanded distributor services and support, increased personnel, expanded operational and financial systems and implementation of additional control procedures. There is no assurance that we will be able to manage expanded operations effectively. Furthermore, failure to implement financial, information management, and other systems and to add control procedures could have a material adverse effect on our results of operations and financial condition.

Our acquisitions could involve a number of risks including

- the diversion of management's attention to the assimilation of the acquired companies or assets,

- adverse effects on our results of operations, such as the amortization of acquired intangible assets; and

- the possibility that the acquired company or assets will not contribute to our business cash flows and profitability as expected.

         Although our business plan includes expansion and diversification of our network marketing organization and products through the acquisition of companies engaged in network marketing, there are currently no specific plans, negotiations, agreements or understandings with respect to any material acquisition.

         Although we intend to focus principally on the expansion of sales within the United States, we also intend to expand our sales activities in Greece. In addition, we are considering expansion into markets in other countries, although we have not formalized any such planned expansion. We believe there are numerous additional international markets in which our network marketing organization and products could prove successful.

INDUSTRY OVERVIEW

         NETWORK MARKETING. We believe that network marketing is one of the fastest growing channels of distribution for certain types of goods and services.

         WEIGHT MANAGEMENT AND DIETARY SUPPLEMENT PRODUCTS. We believe that the weight management and dietary supplement category is expanding because of heightened public awareness of reports about the positive effects of weight management and dietary supplements on health. Many individuals also use dietary supplements as a means of preventative health care. We believe several factors account for the steady growth of the dietary supplement category, including increased public awareness of the reported health benefits of dietary supplements and favorable demographic trends toward older Americans who are more likely to consume dietary supplements.

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

         In addition, we believe that the aging of the United States population, together with a corresponding increased focus on preventative health care measures, will continue to result in increased demand for dietary supplement products. We believe these trends have helped fuel the growth of the dietary supplement category. To meet the increased demand for dietary supplements, we and others have introduced a number of successful dietary supplement products the past several years, including function specific products for weight loss, sports nutrition, menopause, energy and mental alertness. In addition, the use of a number of ingredients, such as chromium picolinate, shark cartilage, proanthocyanidins, citrin and colloidal minerals, have created opportunities for us and others to offer new products.

         PERSONAL CARE PRODUCTS. We believe that the personal care products market is a mature category that has been historically immune to swings in the economy. Manufacturers and distributors of personal care products must continually improve existing products, introduce new products and communicate product advantages to consumers. With the aging population, there appears to be a growing demand for a wide spectrum of new products in the area of skin care.

PRODUCTS

         Our product line consists of products in the categories of weight management, dietary supplements and personal care. We currently market approximately 101 products, exclusive of variations in product size, colors or similar variations of our basic product line.

         WEIGHT MANAGEMENT CATEGORY. During the years ended December 31, 1999 and 1998, 70.9% and 55.5%, respectively, of our net sales were derived from the eight products in the weight management category that we market under the Advantage Marketing Systems label. The following products represent the majority of our product sales in the weight management category:

- AM-300--A specialized blend of herbs, including an ephedra herb concentrate and chromium picolinate; and

- AS-200--A specialized blend of herbs and nutrients in addition to citrin and chromium picolinate.

         As a result of the Stay 'N Shape asset purchase, we added several additional products to our product line in the weight management category that are marketed under the Advantage Marketing Systems label, including Choc-Quilizer. Choc-Quilizer is an appetite suppression product made from a compound which occurs naturally in chocolate. It was originally developed by Dr. George Kargas to control chocolate cravings, and is believed by Dr. Kargas to decrease the appetite for other foods as well.

         DIETARY SUPPLEMENT CATEGORY. During the years ended December 31, 1999 and 1998, 23.4% and 33.9%, respectively, of our net sales were derived from the 28 products in the dietary supplement category which contain herbs, vitamins, minerals and other natural ingredients. They are sold under the Advantage Marketing Systems label. The following products represent the majority of our product sales in the dietary supplement category:

- Shark Cartilage Complex--Manufactured from shark fin cartilage and a blend of curcumin, boswellia and vanadium; and

- Super Anti-Oxidant--A blend of enzyme-active and phyto-nutrient rich whole food and herbal antioxidant concentrates including proanthocyanidins;

- Spark of Life--A liquid nutritional drink containing a blend of herbs, vitamins, minerals, amino acids and essential fatty acids.

- Chlorella--Fresh water green algae containing amino acids of protein, nucleic acids, fibers, vitamins and minerals.

         As a result of the SNSI asset purchase, we added several additional products to our line in the dietary supplement category that are being marketed under the Advantage Marketing Systems label, including Formula of Life Colloidal Minerals, Stress-Eze and Spark of Life.

         PERSONAL CARE CATEGORY. In January 1997, we dramatically expanded and improved our product line by acquiring Chambre International and its line of skin care, hair care, family care and cosmetic products. Chambre International had been marketing its products for over 24 years. During the years ended December 31, 1999 and 1998, 2.7% and 2.1% of our net sales were derived from the 63 personal care products marketed primarily under the Chambre label in the personal care category. The following products represent the majority of our product sales in the personal care category:

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

         DIAL A DOC. Effective May 1, 1998, we began offering the Dial A Doc service to members of our monthly auto-ship program. Dial A Doc is a 24-hour service which allows participants to speak with and ask questions of board certified, private practice physicians anytime, seven days a week. Members access the service through a toll-free telephone number and a personal identification number.

         PROMOTIONAL MATERIALS. We also derive revenues from the sale of various educational and promotional materials designed to aid our distributors in maintaining and building their businesses. Such materials include various sales aids, informational videotapes and cassette recordings, and product and marketing brochures.

         OTHER PRODUCTS AND SERVICES. Prior to focusing on weight management, dietary supplement and personal care products in October 1993, we marketed various packages of consumer benefit services provided by third-party providers. The consumer benefit services consist of

-         a discount shopping service,

-         a grocery coupon service,

-         a discount travel service,

-         pre-paid legal services, and

-         a variety of other consumer benefits.

The services under these consumer benefit programs, except for the pre-paid legal services, are provided by Consumer Benefit Services, Inc. The pre-paid legal services are provided by Pre-Paid Legal Services, Inc. We no longer actively market these programs, although we continue to maintain the existing memberships. These program membership sales represented less than 1% of our net sales during 1999 and 1998.

         NEW PRODUCT IDENTIFICATION. We expand our product line through the development and acquisition of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, our management, consultants, distributors and other outside parties. Potential product acquisitions are identified in a similar manner. Prior to introducing new products, we investigate product formulation as it relates to regulatory compliance and other issues.

         We do not maintain a product development staff, but rely upon Chemins Company, Inc. and other manufacturers, independent researchers, vendor research departments, and others for such services. When a new product concept is identified or when an existing product must be reformulated, the new product concept or reformulation project is generally submitted to Chemins for technical development and implementation. We continually review our existing products for potential enhancements to improve their effectiveness and marketability. While we consider our product formulations to be proprietary trade secrets, such formulations are not patented. Accordingly, there is no assurance that another company will not replicate one or more of our products.

         RECENT REGULATORY DEVELOPMENTS. A significant portion of our net sales continue to be dependent upon our AM-300 product. Our net sales of AM-300 represented 66.6%, 49.7% and 29.5% of our net sales during 1999, 1998 and 1997, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. Currently, we offer AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product).

         On April 10, 1996, the Food and Drug Administration issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for our product). On June 4, 1997, the Food and Drug Administration proposed a regulation which will, if it becomes effective as proposed, significantly limit our ability to sell AM-300 and any other weight management products which contain ephedra or ephedrine. Although we have not had a product liability claim, such claims could result in material losses.

         PRODUCT PROCUREMENT AND DISTRIBUTION; INSURANCE. Essentially all of our product line in the weight management and dietary supplement categories is manufactured by Chemins Company, Inc. utilizing our product formulations. Essentially all of our product line in the personal care category is manufactured by GDMI, Inc. and Columbia Cosmetics, Inc.

         In connection with the Stay 'N Shape asset purchase, we succeeded to the rights and obligations of Nation of Winners International, Inc. under a marketing and distribution agreement with Tinos, L.L.C. Pursuant to this agreement we acquired the exclusive worldwide right to market Choc-Quilizer for the purpose of appetite suppression and weight control through December 6, 2006. This agreement is subject to termination by Tinos, L.L.C. upon 60 days' written notice in the event we do not obtain a sales volume of 300,000 units of 90 count capsules or caplets of Choc-Quilizer during the period from the date of the license through December 5, 1998, or reasonable sales volumes during each 12-month period thereafter. We did not meet the required sales volume through December 5, 1998, and the agreement could be subject to cancellation upon 60 days written notice, however, we have received no indication from Tinos that it has any intention of terminating the agreement.

         We have not generally entered into long-term supply agreements with the manufacturers of our product line or the third-party providers of our consumer benefit services. However, we customarily enter into contracts with our manufacturers and suppliers to establish the terms and conditions of purchases. Our arrangements with Chemins Company, Inc. may be terminated by either party upon the completion of any outstanding purchase orders. Therefore, there can be no assurance that Chemins will continue to manufacture our products or provide research, development and formulation services. In the event the relationship with any of our manufacturers becomes impaired, we will be required to obtain alternative manufacturing sources for our products. In such event, there is no assurance that the manufacturing processes of our current manufacturers can be replicated by another manufacturer. Although we have not previously experienced product unavailability or supply interruptions, we believe that we would be able to obtain alternative sources of our weight management, dietary supplement and personal care products. A significant delay or reduction in availability of products, however, could have a material adverse effect on our business, operating results and financial condition.

           We, like other marketers of products that are intended to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We maintain limited product liability insurance with coverage limits of $4 million per occurrence and $5 million aggregate. Although we do not obtain contractual indemnification, our product manufacturers carry product liability insurance which covers our products. We have agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by us. Also we have agreed to indemnify Chemins Company, Inc. against claims arising from claims made by our distributors for products manufactured by Chemins and marketed by us. Product liability claims in excess of insurance coverage may result in significant losses which adversely affect product sales, results of our operations, financial condition and the value of our common stock.

         All of the items in our product line include a customer satisfaction guarantee. Within 30 days of purchase, any retail customer or distributor who is not satisfied with our product for any reason may return it or any unused portion to the distributor from whom it was purchased or to us for a full refund or credit toward the purchase of another product. Distributors may obtain replacements from us for products returned to them by retail customers if they return such products on a timely basis. Furthermore, in most jurisdictions, we maintain a buy-back program. Under this program we will repurchase products sold to a distributor (subject to a 10% restocking charge), provided that the distributor resigns as a distributor and returns the product in marketable condition within 12 months of original purchase, or longer where required by applicable state law or regulations. We believe this buy-back policy addresses a number of the regulatory compliance issues pertaining to network marketing systems. For the years ended December 31, 1999 and 1998, the cost of products returned to us was three percent and two percent of gross sales, respectively.

         Our product line is distributed principally from our facilities in Oklahoma City or from our Regional Support Centers. Products are warehoused in Oklahoma City and at selected Regional Support Centers.

 NETWORK MARKETING

         We market our product line through independent distributors in a network marketing organization. At December 31, 1999, we had approximately 61,200 "active" distributors. We had approximately 33,000, and 20,400 "active" distributors at December 31, 1998 and 1997, respectively. To be considered "active" a distributor must have purchased $50 or more of our products within the preceding 12 months. Our distributors are independent contractors who purchase products directly from us for resale to retail consumers. Distributors may elect to work on a full-time or part-time basis. We believe our network marketing system appeals to a broad cross-section of people, particularly those seeking to

-         supplement family income,

-         start a home business or

- pursue employment opportunities other than conventional, full-time employment.

A majority of our distributors therefore sell our products on a part-time basis.

         We believe that our network marketing system is ideally suited to marketing our product line because sales of such products are strengthened by ongoing personal contact between retail consumers and distributors, many of whom use our products themselves. Sales are made through direct personal sales presentations as well as presentations made to groups in a format known as "opportunity meetings." These sales methods are designed to encourage individuals to purchase our products by informing potential customers and distributors of our product line and results of personal use, and the potential financial benefits of becoming a distributor. The objective of the marketing program is to develop a broad based network marketing organization of distributors within a relatively short period. Our marketing efforts are typically focused on middle-income families and individuals.

         Our network marketing program encourages individuals to develop their own downline network marketing organizations. Each new distributor is either linked to

- the existing distributor that personally enrolled the new distributor into our network marketing organization or

- the existing distributor in the enrolling distributor's downline as specified by the enrolling distributor at the time of enrollment.

Growth of a distributor's downline organization is dependent on the recruiting and enrollment of additional distributors by the distributor or the distributors within such distributor's downline organization.

         Distributors are encouraged to assume responsibility for training and motivation of other distributors within their downline organization and to conduct opportunity meetings as soon as they are appropriately trained. We strive to maintain a high level of motivation, morale, enthusiasm and integrity among the members of our network marketing organization. We believe this result is achieved through a combination of products, sales incentives, personal recognition of outstanding achievement, and quality promotional materials. Under our network marketing program, distributors purchase sales aids and brochures from us and assume the costs of advertising and marketing our product line to their customers as well as the direct cost of recruiting new distributors. We believe that this form of sales organization is cost efficient because our direct sales expenses are primarily limited to the payment of bonuses, which are only incurred when products are sold.

         We continually strive to improve our marketing strategies, including the compensation structure within our network marketing organization and the variety and mix of products in our line, to attract and motivate distributors. These efforts are designed to increase distributors' monthly product sales and the recruiting of new distributors.

         To aid distributors in easily meeting the monthly personal product purchase requirement to qualify for bonuses, we developed the "autoship" in 1994. Under the autoship purchasing arrangement, distributors establish a standing product order for an amount in excess of $15 which is automatically charged to their credit cards or deducted from their bank accounts each month prior to shipment of the ordered products. At December 31, 1999, 1998 and 1997, we had approximately 27,600, 13,000 and 7,000 distributors participating in the autoship, respectively.

         Growth of our network marketing organization is in part attributable to our bonus structure which provides for payment of bonuses on product purchases made by other distributors in a distributor's downline organization. Distributors derive income from several sources.

- First, distributors earn profits by purchasing from our product line at wholesale prices (which are discounted up to 40% from suggested retail prices) and selling our product line to customers at retail.

- Second, distributors who establish their own downline distributor organizations may earn bonuses of up to 15% on product purchases by distributors within the first four levels of their downline organization.

- Third, distributors who have personally enrolled three active distributors and have (i) $300 per month of autoship product purchases by personally enrolled distributors on their first level and (ii) $300 per month of autoship product purchases on their second level, become directors and have the opportunity to build an additional director downline organization and receive additional bonuses of 4% on product purchases by such downline organization.

- Fourth, distributors who have personally enrolled six active distributors and have (i) $600 per month of autoship product purchases by personally enrolled distributors on their first level and (ii) $600 per month of autoship product purchases on their second level, become silver directors and have the opportunity to build an additional silver director downline organization and receive additional bonuses of 5% on product purchases by such downline organization.

- Fifth, silver directors who have personally enrolled twelve active distributors and have (i) $1,200 per month of autoship product purchases by personally enrolled distributors on their first level and
         (ii) $1,200 per month of autoship product purchases on their second level, become gold directors and have the opportunity to receive an additional bonus of 3% on product purchases by their silver director downline organization. In addition, gold directors have the opportunity to receive generation bonuses of up to 3% on the product purchases by distributors of silver director downline organizations that originate from their silver director downline organization through four generations.

- Sixth, gold directors who maintain the gold director requirements and develop four gold directors, each one from a separate leg of their downline organization, become platinum directors and have the opportunity to build an additional platinum director downline organization and receive additional bonuses of 5% on product purchases by such downline organization.

         Combining these levels of bonuses, our total "pay-out" on products subject to bonuses is approximately 67% of the bonus value of product sales. However, in the case of a distributor who is not qualified to receive bonuses, we retain the bonuses otherwise payable on the first two levels of those distributors' downline organizations. A distributor who has not purchased $15 on autoship or at least $50 if not on autoship of our products during the preceding month is not qualified to receive bonuses.

         Each distributor in our network marketing organization has a director, a silver director, a gold director and a platinum director. Each director has a silver director, a gold director and a platinum director. Each silver director has a gold director and a platinum director. Each gold director has a platinum director. As of December 31, 1999, we had 227 silver directors, 190 gold directors and 23 platinum directors.

         Under our regional support center program, we designate distributors to serve as regional support center directors and provide them special training and support. Each regional support center director functions as a product distribution center for our products. As of December 31, 1999, we had 54 regional support center directors.

         We maintain a computerized system for processing distributor orders and calculating bonus payments which enable us to remit such payments promptly to distributors. We believe that prompt and accurate remittance of bonuses is vital to recruiting and maintaining distributors, as well as increasing their motivation and loyalty to us. We make weekly bonus payments based upon the previous week's product purchases, while most network marketing companies only make monthly bonus payments. During 1999 and 1998, we paid bonuses to 8,500 and 5,400 distributors, respectively, in the aggregate amounts of $9,677,476 and $5,487,418 , respectively.

         We are committed to providing the best possible support to our distributors. Distributors in our network marketing organization are provided training guides and are given the opportunity to participate in our training programs. We sponsor regularly scheduled conference calls for our platinum distributors which include testimonials from successful distributors and satisfied customers as well as current product and promotional information. We produce a monthly newsletter which provides information on us, our products and network marketing system. The newsletter is designed to help recruit new distributors by answering commonly asked questions and includes product information and business building information. The newsletter also provides a forum for us to give additional recognition to our distributors for outstanding performance. In addition, we regularly sponsor training sessions for our distributors across the United States. At these training sessions distributors are provided the opportunity to learn more about our product line and selling techniques so that they can build their businesses more rapidly. We produce comprehensive and attractive four color catalogues and brochures that display and describe our product line. We maintain a web page which provides information on us, our products and our network marketing system at www.amsonline.com.

         Furthermore, in order to facilitate our continued growth and support distributor activities, we continually upgrade our management information and telecommunications systems. These systems are designed to provide, among other things, financial and operating data for management, timely and accurate product ordering, bonus payment processing, inventory management and detailed distributor records. Since 1994, we have invested more than $1,600,000 to enhance our computer and telecommunications systems.

REGULATION

         In the United States (as well as in any foreign markets in which we may sell our products), we are subject to laws, regulations, administrative determinations, court decisions and similar constraints (as applicable, at the federal, state and local levels) (hereinafter "regulations"). These regulations include and pertain to, among other things,

- the formulation, manufacture, packaging, labeling, distribution, importation, sale and storage of our products,

- our product claims and advertising (including direct claims and advertising as well as claims and advertising by distributors, for which we may be held responsible), and

-         our network marketing organization.

         PRODUCTS. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by a number of governmental agencies. The federal agencies include the Food and Drug Administration the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. Our activities are also regulated by various agencies of the states, localities and foreign countries in which our products are or may be manufactured, distributed and sold. The Food and Drug Administration, in particular, regulates the formulation, manufacture and labeling of weight management products, dietary supplements, cosmetics and skin care products, including some of our products. Food and Drug Administration regulations require us and our suppliers to meet relevant regulatory good manufacturing practices for the preparation, packaging and storage of these products. Good manufacturing practices for dietary supplements have yet to be promulgated but are expected to be proposed. The Dietary Supplement Health and Education Act of 1994 revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements, which we believe is generally favorable to the dietary supplement industry. The Dietary Supplement Health and Education Act created a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. However, the Dietary Supplement Health and Education Act grandfathered, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement containing a new dietary ingredient and placed on the market on or after October 15, 1994 must have a history of use or other evidence establishing a basis for expected safety. Manufacturers of dietary supplements having a "structure-function" statement, must have substantiation that the statement is truthful and not misleading.

         The majority of our sales come from products that are classified as dietary supplements under the Federal Food, Drug and Cosmetic Act. The labeling requirements for dietary supplements have been set forth in a final regulations with respect to labels affixed to containers beginning after March 23, 1999. These regulations include how to declare nutrient content information, and the proper detail and format required for the "supplemental facts" box. During 1999, we revised our product labels in compliance with these regulations. The costs of product relabling were immaterial. Many states have also recently become active in the regulation of dietary supplement products. These states may require modification of labeling or formulation of certain of our products sold in these states.

         In addition, on January 6, 2000, the Food and Drug Administration published a Final Rule on permissible structure/function statements to be placed on labels and in brochures. Structure/function statements are claims of the benefit or effect of a product or an ingredient on the body's structure or function. This new regulation does not significantly change the way that the Food and Drug Administration interprets structure/function statements. Thus, we do not expect to make any substantial label revisions based on this regulation regarding any of our structure/function product statements.

         As a marketer of products that are ingested by consumers, we are subject to the risk that one or more of the ingredients in our products may become the subject of adverse regulatory action. For example, one of the ingredients in our AM-300 product is ephedra, an herb which contains naturally-occurring ephedrine. Our manufacturer uses a powdered extract of that herb when manufacturing AM-300. The extract is an 8% extract which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. Ephedrine containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

         Many companies distribute products containing various amounts of ephedrine. The Food and Drug Administration has received approximately 900 reports of adverse reactions to these products. On April 10, 1996, the Food and Drug Administration issued a statement warning consumers not to purchase or ingest dietary supplements containing ephedrine that are claimed to produce certain effects. These effects include euphoria, heightened awareness, increased sexual sensations or increased energy. The Food and Drug Administration cautions that these products pose significant adverse health risks, including dizziness, headache, gastrointestinal distress, irregular heartbeat, heart palpitations, heart attack, strokes, seizures, psychosis and death. We market AM-300 principally as an aid in weight management.

         On June 4, 1997, the Food and Drug Administration proposed regulations that will, if adopted as proposed, significantly limit our ability to sell dietary supplements that contain ephedrine, including our AM-300 product. During 1999 and 1998, sales of AM-300 represented 66.6% and 49.7% of our net sales, respectively. The proposed regulations were subject to comment until December 2, 1997. The proposed regulations will become effective 180 days following their issuance as final regulations. Several trade organizations in the dietary supplement industry have commented on the proposed regulations, requesting substantial modifications. It is probable that the Food and Drug Administration will make material changes to the proposed regulations prior to adoption. Relatedly, the United States General Accounting Office issued a report dated July 2, 1999 to a committee of the U.S. House of Representatives that casts substantial doubt on certain provisions of the Food and Drug Administration's proposed regulations on dietary supplements which contain ephedrine alkaloids. We do not know the effect such report will have on the proposed regulations. The FDA has indicated it is withdrawing portions of the proposed rule. The agency has also indicated that it is giving high priority in fiscal year 2000 to developing a strategy following review, evaluation and public availability of new safety information available since publication of the 1997 proposed rule.

         We are a member of a non-profit corporation, The Ephedra Research Foundation (the "Foundation"), which has contracted with a consulting firm to conduct a clinical study concerning the safety of ephedrine when ingested in combination with caffeine as a dietary supplement. This study is currently being conducted at two sites, Beth Israel-Deaconess Medical Center in Boston, affiliated with Harvard Medical School, and St. Luke's-Roosevelt Hospital in New York City, affiliated with Columbia University. We have been informed that the final results of this study will be published in the fourth quarter of 2000.

         In addition, several states either regulate or are considering regulating ephedrine-containing products as controlled substances or are prohibiting the sale of such products by persons other than licensed pharmacists. Consequently, there is a risk that AM-300 may become subject to further federal, state, local or foreign laws or regulations. These laws or regulations could require us to

- withdraw or reformulate our AM-300 product with reduced ephedrine levels or with a substitute for ephedrine,

- relabel our products with different warnings or revised directions for use, or

- not make certain statements, possibly including weight loss claims, with respect to any product containing ephedrine.

Even in the absence of further laws or regulation, we may elect to reformulate or relabel our AM-300 product containing ephedra or ephedrine. While we believe that AM-300 could be reformulated and relabeled, there can be no assurance in that regard or that reformulation and relabeling would not have an adverse affect on sales of such product or related products within our product line even though such products do not contain ephedra or ephedrine.

         The Texas Department of Health recently issued new regulations, which became effective November 1, 1999. These regulations significantly restrict the promotion and distribution of dietary supplements in the state of Texas which contain ephedra or ephedrine alkaloids. These regulations do not limit the quantity of ephedrine alkaloids on a per-capsule, per-tablet, or per-daily basis, but do mandate several warnings to consumers on the labels of such products. Additionally, these regulations require us to incorporate five specific provisions in the contracts with our distributors. Also, we are required to submit all labels, advertising and promotional materials to the Texas Department of Health. We took the necessary steps to comply with these regulations. Sales of our AM-300 product in Texas represented approximately 8.4% and 5.0% of our net sales during the years ended December 31, 1999 and 1998, respectively.

         The Texas Department of Health has recently proposed a new regulation, to become effective January 1, 2001 if adopted, that would require a label warning indicating that sale of ephedra-containing products to persons 17 years of age or younger is prohibited.

         The California State Assembly is presently considering legislation that would impose by statute the same restrictions and requirements concerning ephedra and ephedrine-containing products imposed by the Texas Regulation that became effective on November 1, 1999.

         In foreign markets, prior to commencing operations and prior to making or permitting sales of our products, we may be required to obtain an approval, license or certification from the country's ministry of health or comparable agency. Prior to entering a new market in which a formal approval, license or certificate is required, we will be required to work extensively with local authorities to obtain the requisite approvals. The approval process generally will require us to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. Such approvals may be conditioned on reformulation of our products or may be unavailable with respect to certain products or ingredients.

         PRODUCT CLAIMS AND ADVERTISING. The Federal Trade Commission and certain states regulate advertising, product claims, and other consumer matters, including advertising of our products. All advertising, promotional and solicitation materials used by distributors require our approval prior to use. The Federal Trade Commission has instituted enforcement actions against several dietary supplement companies for false or deceptive advertising, including the use of testimonials.

         We provide no assurance that

- the Federal Trade Commission will not question our past or future advertising or other operations or

- a state will not interpret product claims presumptively valid under federal law as illegal under that state's regulations.

         Also, our distributors and their customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the Federal Trade Commission or state or local consumer affairs offices. These agencies may take action on their own initiative or on a referral from distributors, consumers or others. If taken, these actions may result in

-        entries of consent decrees,

-        refunds of amounts paid by the complaining distributor or consumer

-        refunds to an entire class of distributors or customers, or

-        other damages, and

-        changes in our method of doing business.

         A complaint based on the practice of one distributor, whether or not such activities were authorized by us, could result in an order affecting some or all distributors in a particular state, and an order in one state could influence courts or government agencies in other states. Enforcement proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgements and could have a material adverse effect on our financial condition.

         COMPLIANCE EFFORTS. We attempt to remain in full compliance with all applicable laws and regulations governing the manufacture, labeling, sale, distribution, and advertising of our dietary supplements. We retain special legal counsel for advice on both Food and Drug Administration and Federal Trade Commission legal issues. In particular, we work closely with special legal counsel who specializes in Dietary Supplement Health and Education Act regulations for label revisions, content of structure/function statements, advertising copy, and also the position of the Food and Drug Administration on ephedracontaining products.

         NETWORK MARKETING SYSTEM. Our network marketing organization is subject to federal and state laws and regulations administered by the Federal Trade Commission and various state agencies. These laws and regulations include securities, franchise investment, business opportunity and criminal laws prohibiting the use of "pyramid" or "endless chain" types of selling organizations. These regulations are generally directed at ensuring that product sales are ultimately made to consumers (as opposed to other distributors) and that advancement within the network marketing system is based on sales of products, rather than investment in the company or other non-retail sales related criteria.

          The compensation structure of a network marketing organization is very complex. Compliance with all of the applicable regulations and laws is uncertain because of the evolving interpretations of existing laws and regulations and the enactment of new laws and regulations pertaining in general to network marketing organizations and product distribution. We have an ongoing compliance program with assistance from legal counsel experienced in the laws and regulations pertaining to network sales organizations. We are not aware of any legal actions pending or threatened by any governmental authority against us regarding the legality of our network marketing operations.

         We currently have independent distributors in all 50 states and the District of Columbia. We review the requirements of various states as well as seek legal advice regarding the structure and operation of our selling organization to ensure that it complies with all of the applicable laws and regulations pertaining to network sales organizations. On the basis of these efforts and the experience of our management, we believe that we are in compliance with all applicable federal and state regulatory requirements. We have not obtained any no-action letters or advance rulings from any federal or state security regulator or other governmental agency concerning the legality of our operations, nor are we relying on a formal opinion of counsel to this effect. Accordingly, there is the risk that our network marketing system could be found to be in noncompliance with applicable laws and regulations, which could then

-        result in enforcement action and imposition of penalties,

-        require modification of our network marketing system,

-        result in negative publicity, or

-        have a negative effect on distributor morale and loyalty.

Any of these consequences could have a material adverse effect on our sales as well as our financial condition.

         We are subject to the risk of challenges to the legality of our network marketing organization, by our distributors, both individually and as a class. Generally such challenges would be based on claims that our network marketing program was operated as an illegal "pyramid scheme" in violation of federal securities laws, state unfair practice and fraud laws and the Racketeer Influenced and Corrupt Organizations Act.

         Two important Federal Trade Commission cases have established legal precedent for determining whether a network marketing program constitutes an illegal pyramid scheme. The first, IN RE KOSCOT INTERPLANETARY, INC., 86 F.T.C. 1106 (1975), set forth a standard for determining whether a marketing system constituted a pyramid scheme. Under the KOSCOT standard, a pyramid scheme is characterized by the participants' payment of money to a company in return for

-         the right to sell a product and

- the right to receive, in return for recruiting other participants into the program, rewards that are unrelated to sales of the product to ultimate users.

Applying the KOSCOT standard in IN RE AMWAY CORP., 93 F.T.C. 618 (1979), the Federal Trade Commission determined that a company will not be classified as operating a pyramid scheme if the company adopts and enforces policies that in fact encourage retail sales to consumers and prevent "inventory loading." Inventory loading occurs when distributors' purchase large quantities of non-returnable inventory to obtain the full amount of compensation available under the system. In AMWAY, the Federal Trade Commission found that the marketing system of Amway Corporation did not constitute a pyramid scheme, noting the following Amway policies:

- participants were required to buy back, from any person they recruited, any saleable, unsold inventory upon the recruit's leaving Amway;

- every participant was required to sell at wholesale or retail at least 70% of the products bought in a given month in order to receive a bonus for that month; and

- in order to receive a bonus in a month, each participant was required to submit proof of retail sales made to 10 different consumers.

         We believe that our network marketing system is not classified as a pyramid scheme under the standards set forth in KOSCOT, AMWAY, and other applicable law. In particular, in most jurisdictions, we maintain an inventory buy-back program to address the problem of "inventory loading." Pursuant to this program, we repurchase products sold to a distributor (subject to a 10% restocking charge) provided that

-         the distributor resigns as a distributor and

- returns the product in marketable condition within 12 months of original purchase, or longer where required by applicable state law or regulations.

Our literature provided to distributors describes our buy-back program. In addition, pursuant to agreements with our distributors, each distributor represents that at least 70% of the products he or she buys will be sold to non-distributors. However, as is the case with other network marketing companies, the bonuses paid by us to our distributors are based on product purchases including purchases of products that are personally consumed by the downline distributors. Basing bonuses on sales of personally consumed products may be considered an inventory loading purchase. Furthermore, distributors' bonuses are based on the wholesale prices received by us on product purchases or, in some cases based upon the particular product purchased, on prices less than the wholesale prices.

         In the event of challenges to the legality of our network marketing organization by distributors, we would be required to

-        demonstrate that our network marketing policies are enforced, and

- that the network marketing program and distributors' compensation thereunder serve as safeguards to deter inventory loading and encourage retail sales to the ultimate consumers.

         In WEBSTER V. OMNITRITION INTERNATIONAL, INC., 79 F.3d 776 (9th Cir.
1996), the United States Court of Appeals held that a class action brought against Omnitrition International, Inc. , a multilevel marketing seller of nutritional supplements and skin care products, should be allowed to proceed to trial. The plaintiffs, former distributors of Omnitrition's products, alleged that Omnitrition's selling program was an illegal pyramid scheme and claimed violations of Racketeer Influenced and Corrupt Organizations Act and several federal and state fraud and securities laws. Despite evidence that Omnitrition complied with the AMWAY standards, the court ruled that a jury would have to decide whether Omnitrition's policies, many of which apparently were similar to compliance policies adopted by us, were adequate to ensure that Omnitrition's marketing efforts resulted in a legitimate product marketing and distribution structure and not an illegal pyramid scheme. We believe that our marketing and sales programs differ in significant respects from those of Omnitrition, and that our marketing program complies with applicable law. The two most significant differences are

- the Omnitrition marketing plan required distributors to purchase $2,000 in merchandise in order to qualify for bonuses as compared to $15 on autoship or $50 if not on autoship under our marketing program and

- the Omnitrition inventory repurchase policy was limited to products that were less than three months old as compared to one year under our inventory repurchase policy.

A lesson from the OMNITRITION case is that

- a selling program which operates to only generate the minimum purchases necessary to qualify for bonuses is suspect and

- a selling program must operate to generate purchases independently of the payment of bonuses in order to have a legitimate product marketing and distribution structure.

We believe that our selling program operates to generate significant purchases "for intrinsic value" as demonstrated by our sales figures. During the month of December 1999, 32,135 of our distributors placed a total of 36,954 orders averaging $58 in size while only a single $50 order or $15 on autoship per month is necessary to qualify for bonuses. In view of the holding of the court of appeals in the OMNITRITION case, however, there is no assurance that, if challenged, we would prevail against private plaintiffs alleging violations of anti-pyramid and securities laws. A final ruling against us in such a suit could result in the imposition of a material liability against us. Moreover, even if we were successful in defending against such suit, the costs of such defense, both in dollars spent and in management time, could be material and adversely affect our operating results. In addition, the negative publicity of such a suit could adversely affect our sales and ability to attract and retain distributors.

         Nutrition for Life International, Inc., one of our competitors and a multi-level seller of personal care and nutritional supplements, announced in January 1997, that it had settled class action litigation brought by distributors alleging fraud in connection with the operation of a pyramid scheme. Nutrition for Life paid in excess $3 million to settle claims brought on behalf of its distributors, and related securities fraud claims brought on behalf of certain purchasers of its stock.

         We believe that our marketing program is significantly different from the program allegedly promoted by Nutrition for Life and that our marketing program is not in violation of anti-pyramid laws or regulations. Two issues in the Nutrition for Life matter were a $1,000 buy-in urged on new recruits, and the paying of commissions on product vouchers prior to the actual delivery of product. By design, our marketing program offers no incentive to anyone to make a large personal purchase nor do we use product vouchers. Actual average order size in December 1999 was $58. However, there is no assurance that claims similar to the claims brought against Nutrition for Life and other multi-level marketing organizations will not be brought against us, or that we will prevail in the event any such claims were made. Furthermore, even if we were successful in defending against any such claims, the costs of conducting such a defense, both in dollars spent and in management time, could be material and adversely affect our operating results and financial condition. In addition, the negative publicity of such a suit could adversely affect our sales and ability to attract and retain distributors.

INTELLECTUAL PROPERTY

         We use several trademarks and trade names in connection with our products and operations. As of December 31, 1999, we had seven federal trademark registrations with the United States Patent and Trademark Office. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. Also, common law trademark rights are limited to the geographic area in which the trademark is actually used. In addition, our product formulations are not protected by patents and are not patentable. Therefore, there can be no assurance that another company will not replicate one or more of our products.

COMPETITION

         We are subject to significant competition in recruiting distributors from other network marketing organizations, including those that market products in the weight management, dietary supplement and personal care categories, as well as other types of products. There are over 300 companies worldwide that utilize network marketing techniques, many of which are substantially larger, offer a greater variety of products, and have available considerably greater financial resources than us. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining distributors through an attractive bonus plan and other incentives. We believe that our bonus plan and incentive programs provide our distributors with significant income potential. However, there can be no assurance that our programs for recruitment and retention of distributors will continue to be successful.

         In addition, the business of marketing products in the weight management, dietary supplement and personal care categories is highly competitive. This market segment includes numerous manufacturers, other network marketing companies, catalog companies, distributors, marketers, retailers and physicians that actively compete in the sale of such products. We also compete with other providers of such products, especially retail outlets, based upon convenience of purchase and immediate availability of the purchased product. The market is highly sensitive to the introduction of new products or weight management plans (including various prescription drugs) that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon the successful introduction and addition of new products to our line.

         Our network marketing competitors include small, privately held companies, as well as larger, publicly held companies with greater financial resources and greater product and market diversification and distribution. Our competitors include Shaklee Corporation, The A.L. Williams Corporation, Mary Kay Cosmetics, Inc., Amway Corporation, Nutrition for Life International, Inc., and Herbalife International, Inc.

EMPLOYEES

         As of December 31, 1999, we had 66 full-time and 27 part-time employees, consisting of 2 executive officers, 26 involved in administrative activities, 15 involved in marketing activities, 26 involved in customer service activities, and 24 involved in shipping activities. Our employees are not represented by a labor organization. We consider our employee relations to be good.

ITEM 2.           DESCRIPTION OF PROPERTY

         We maintain our executive office in 10,003 square feet at 2601 Northwest Expressway, Suites 1210W and 1120W, Oklahoma City, Oklahoma 73112-7293, our warehouse and distribution center in 10,340 square feet at 4000 North Lindsay, Oklahoma City, Oklahoma, and our support center in 1,300 square feet at 214 Quadrum Drive, Oklahoma City, Oklahoma. These premises are occupied pursuant to long-term leases which expire on May 31, 2003, January 31, 2005, May 31, 2003 and January 31, 2002, respectively, and which require monthly rental payments of $7,028, $2,336, $5,385 and $813, respectively.

ITEM 3.           LEGAL PROCEEDINGS

         We are not a party to any pending litigation. In September 1995, the Oklahoma Department of Securities commenced an investigation of us and the AMS Distributor Stock Pool related to the availability of exemptions under the Oklahoma Business Opportunity Act with respect to our network marketing activities and programs, the offer and sale of unregistered securities by us and the sale thereof by our officers, directors and employees without registration as broker-dealers, the purchase and resale of our common stock by our officers and directors in the public market. As the investigation progressed, it narrowed to focus on the activities associated and related to the pool. The pool, under which our independent distributors were permitted to participant on a voluntary basis, was formed in 1990. Participants made contributions to the pool and, from such contributions, the administrator of the pool purchased on a monthly basis our common stock in the over-the-counter market for the participants. All purchase transactions were executed and effected through a registered broker-dealer. All records of ownership of the common stock held by the pool were maintained at our offices. The pool only purchased shares of our common stock and did not sell shares on behalf of the participants. As of December 31, 1997, the pool held approximately 245,000 shares of common stock for and on behalf of the participants. Each participant has sole voting rights with respect to those shares of common stock held for such participant's benefit. In the event a participant desires to sell the common stock held for the participant's benefit by the pool, certificates representing such shares are delivered to such participant for the purpose of effecting such sale.

         The Oklahoma Department of Securities took the position that the offer and sale of participation rights in the pool violated the registration provisions of the Oklahoma Securities Act. During October 1997, we ceased accepting additional contributions to the pool and effecting purchase transactions in our common stock. On November 4, 1997, we and our then executive officers and directors, John W. Hail, Curtis H. Wilson, Sr. and Roger P. Baresel, entered into an agreement with the Administrator of the Oklahoma Department of Securities in settlement of the investigation. The Oklahoma Department of Securities settled without taking any action against us and our executive officers and directors. Pursuant to such agreement, John W. Hail reimbursed the Department its costs of the investigation without entitlement to reimbursement by us or any of our other officers and directors. Under the terms of such agreement, we and Messrs. Hail, Wilson and Baresel agreed to notify the Department of any proposed offer or sale of additional securities by us or each of Messrs. Hail, Wilson and Baresel pursuant to any registration exemption under the Oklahoma Securities Act, for the three-year period ending on November 6, 2000.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 1999.

                                       PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock was traded in the over-the-counter market and was quoted by the National Quotation Bureau, Incorporated under the symbol "AMSO." On September 10, 1997, our common stock became listed on the Boston Stock Exchange under the symbol "AMG," which was subsequently changed to "AMM." On November 6, 1997, our Common Stock was first included on the Nasdaq SmallCap Market under the symbol "AMSO." On June 15, 1999, our common stock became listed on the American Stock Exchange under the symbol "AMM."

         On March 15, 2000, the closing sale price of our common stock on the American Stock Exchange was $6.313. We believe there are approximately 1,658 holders of our common stock.

         The following table sets forth, for the periods prior to June 15, 1999, the high and low closing bid quotations of our common stock. These bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions. For the periods subsequent to June 15, 1999 the table sets forth the high and low closing sale price of our common stock on the American Stock Exchange.

                                                                     COMMON STOCK
                                                                   CLOSING BID PRICES
                                                                   ------------------
                                                                    HIGH      LOW
                                                                   ------    -----
1999 --CALENDAR QUARTER ENDED:
    March 31......................................................   $ 3.00   $ 2.19
    June 30.......................................................     4.00     1.94
    September 30..................................................     4.56     3.25
    December 31...................................................     5.56     3.13

1998 --CALENDAR QUARTER ENDED:

    March 31......................................................   $ 3.38   $ 2.13
    June 30.......................................................     4.00     3.00
    September 30..................................................     4.00     1.88
    December 31...................................................     2.41     1.50

1997--CALENDAR QUARTER ENDED:

    March 31......................................................   $ 6.25   $ 5.50
    June 30.......................................................     8.38     5.69
    September 30..................................................     9.00     5.00
    December 31...................................................     6.88     2.56


SALES OF UNREGISTERED SECURITIES

         On July 9, 1999, we issued 2,070 shares of our common stock to Bob Nance pursuant to exercise of a stock option that was exercisable for 5,358 shares of common stock. In connection with this option exercise, Mr. Nance used shares of our common stock that he had held for more than six months to pay the exercise price of the stock option. Accordingly, we did not receive any cash proceeds from this option exercise.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO BEGINNING ON PAGE F-1.

GENERAL

         Our business and operations during the last four years have been significantly affected by the acquisitions of Miracle Mountain International, Inc. in May 1996 (the "Miracle Mountain acquisition"), Chambre International, Inc. in January 1997 (the "Chambre acquisition"), the assets of Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., and Now International, Inc. in April 1997 (the "Stay 'N Shape International asset purchase") and ToppMed Inc. in July 1998 (the "ToppMed asset purchase"). As a result of these acquisitions and asset purchases, we acquired 6,790 distributors and added 115 products to our product line. We currently market approximately 101 products.

         MIRACLE MOUNTAIN ACQUISITION. Effective May 31, 1996, Miracle Mountain International, Inc. became one of our wholly-owned subsidiaries. Miracle Mountain was a network marketer of various third-party manufactured nutritional supplement products. In connection with the Miracle Mountain acquisition, we issued 20,000 shares of our common stock. As a result of the Miracle Mountain acquisition, we added one product to our line and 1,690 additional distributors.

         CHAMBRE ACQUISITION. Effective January 31, 1997, Chambre International, Inc. became one of our wholly-owned subsidiaries. Chambre International was a network marketer of various third-party manufactured cosmetics, skin care and hair care products. In connection with the Chambre acquisition, we issued 14,000 shares of our common stock. As a result of the Chambre acquisition, we added 74 products to our line, 68 in the personal care category and six in the dietary supplement category, and 2,100 additional distributors.

         STAY 'N SHAPE INTERNATIONAL ASSET PURCHASE. We purchased all of the assets, including the network marketing organizations, of Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., and Now International, Inc. on April 16, 1997. In connection with this asset purchase, we paid cash of $1,174,441 and issued 125,984 shares of our common stock. As a result of this asset purchase, we added 39 products to our line, 38 in the weight management and dietary supplement categories and one in the personal care category, and 3,000 additional distributors.

         TOPPMED ASSET PURCHASE. On July 31, 1998, we acquired all rights, including formulations and trademarks, for the ToppFast, ToppStamina and ToppFitt products from ToppMed, Inc. for $192,000.

         REPURCHASE OF OUR COMMON STOCK. In March 1998, we announced and began repurchasing up to $1 million of our common stock in the open market. As of December 31, 1999, we had repurchased 201,185 shares of our common stock for $699,307 or an average of $3.48 per share. Furthermore, on January 12, 2000, we announced our intent to repurchase up to an additional $2 million of our common stock in the open market for cash.

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

         WARRANT MODIFICATION OFFERING AND RIGHTS OFFERING. In January 1997, we distributed non-transferable rights to our common stock shareholders. These rights entitled the holders to subscribe for and purchase up to 2,148,191 units (each unit consisting of one share of our common stock and one 1997-A warrant) for the price of $6.80 per unit.

         Concurrently, we called and redeemed our outstanding class A and class B common stock purchase warrants for $.0008 per warrant on March 17, 1997. However, in connection with the warrant redemption, we offered to the holders of the Class A and class B warrants the right to purchase units, each comprised of one share of common stock and one 1997-A warrant, at an exercise price of $6.00 per unit.

         Each 1997-A warrant is exercisable on or before November 6, 2002, to purchase one share of common stock for $3.40, subject to adjustment in certain events. We may redeem the 1997-A warrants at any time upon 30 days' notice, at a price of $.0001 per 1997-A warrant.

         We received proceeds from these two offerings of $2,154,357. Accumulated offering costs of $323,076 were charged against the net proceeds from these offerings. Pursuant to these offerings we issued 337,211 shares of common stock and the same number of 1997-A warrants.

         DISTRIBUTOR STOCK PURCHASE PLAN. On February 19, 1999, our Registration Statement, (number 333-47801) was declared effective by the Securities and Exchange Commission. Under this registration statement, we registered 5,000,000 stock purchase plan participation interests ("Participation Interests") in the Advantage Marketing Systems, Inc. 1998 Distributor Stock Purchase Plan (the "Plan"). The Participation Interests will be offered to the distributors of our products and services ("Eligible Persons") in lots of five Participation Interests. An Eligible Person electing to participate in the Plan (a

"Participant") is entitled through purchase of the Participation Interests to purchase in the open market through the Plan, shares of our common stock. The Participation Interests are non-transferable. Other than an annual service fee of $5.00 per Participant and a transaction fee of $1.25 per month, we do not receive any proceeds from the purchase of the common stock by the Plan. The offering price of each Participation Interest is $1.00, and each Eligible Person is be required initially to purchase a minimum of twenty-five Participation Interests upon electing to participate in the Plan.

         AMERICAN STOCK EXCHANGE. Our common stock and publicly-held warrants were approved for listing on the American Stock Exchange and began trading under the symbol AMM on June 15, 1999.

         WARRANT REGISTRATION. On March 22, 2000, our Registration Statement (number 333-31750) was declared effective by the Securities and Exchange Commission. Under this Registration Statement, we registered 2,092,211 shares of stock underlying our outstanding 1997-A warrants, redeemable common stock purchase warrants and underwriter warrants. During the first quarter of 2000, the closing sale price of our common stock for 20 consecutive trading days exceeded $6.80, which permits us to call the redeemable common stock purchase warrants for redemption.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net sales, selected results of our operations for the years ended December 31, 1999, 1998 and 1997. The selected results of operations are derived from our audited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.


                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                               --------------------------------------------------------------------------
                                                            1999                 1998                       1997
                                               --------------------------------------------------------------------------
                                                 AMOUNT      PERCENT        AMOUNT     PERCENT       AMOUNT      PERCENT
                                                 ------      -------        ------     -------       ------      -------
Net sales...................................   $22,427,551     100.0%     $13,287,824    100.0%   $ 10,192,227     100.0%
                                               -----------   -------      -----------  -------    ------------   -------
    Cost of sales:
    Commissions and bonuses.................     9,691,239      43.2        5,487,418     41.3       4,557,355      44.7
    Cost of products........................     5,140,375      22.9        3,146,765     23.7       2,260,715      22.2
    Cost of shipping........................       779,327       3.5          365,046      2.7         433,590       4.5
                                               -----------   -------      -----------  -------    ------------   -------
Total cost of sales.........................    15,610,941      69.6        8,999,229     67.7       7,271,660      71.3
                                               -----------   -------      -----------  -------    ------------   -------
    Gross profit............................     6,816,610      30.4        4,288,595     32.3       2,920,567      28.7
Marketing, distribution and
    administrative expenses.................     5,236,938      23.4        3,548,772     26.7       2,792,879      27.4
                                               -----------   -------      -----------  -------    ------------   -------
    Income from operations..................     1,579,672       7.0          739,823      5.6         127,688       1.3
Other income (expense):
Interest and dividends, net.................       364,270       1.6          309,908      2.3          34,017        .3
Other income................................         7,866        --           39,280       .3          28,017        .3
Settlement of additional  tax liability.....        --            --         (421,623)    (3.2)         --
                                               -----------   -------      -----------  -------    ------------
Total other income (expense)................       372,136       1.7          (72,435)     (.6)         62,034        .6
                                               -----------   -------      -----------  -------    ------------   -------
Income before income taxes..................     1,951,808       8.7          667,388      5.0         189,722       1.9
Income Taxes................................       676,025       3.0          253,340      1.9          59,696        .6
                                               -----------   -------      -----------  -------    ------------   -------
Net income..................................   $ 1,275,783       5.7%     $   414,048      3.1%   $    130,026       1.3%
                                               ===========   =======      ===========  =======    ============   =======

         During the years 1999, 1998 and 1997, we experienced increases in net sales compared to each preceding year. The increases were principally the result of expansion of our network of independent distributors and increased sales of our weight management, dietary supplement and personal care products. We expect to continue to expand our network of independent distributors, which may result in increased sales volume. However, there is no assurance that increased sales volume will be achieved through expansion of our network of independent distributors, or that, if sales volume increases, we will realize increased profitability.

COMPARISON OF 1999 AND 1998

         Our net sales during the year ended December 31, 1999, increased by $9,139,727, or 68.8%, to $22,427,551 from $13,287,824 during the year ended
December 31, 1998. The increase was principally attributable to expansion of our network of independent distributors and increased sales of our weight management, dietary supplement and personal care products. During 1999, we made aggregate net sales of $22,218,379 to 63,200 distributors, compared to aggregate net sales during 1998 of $13,159,821 to 33,700 distributors. At December 31, 1999, we had approximately 61,200 "active" distributors compared to approximately 33,000 at December 31, 1998. A distributor is considered to be "active" if he or she has made a product purchase of $50 or more from us within the previous 12 months. Sales per distributor per month decreased from $33 to $30 for 1999, compared to 1998.

         Our cost of sales during 1999 increased by $6,611,712, or 73.5%, to $15,610,941 from $8,999,229 during 1998. This increase was attributable to

- an increase of $4,203,821 in distributor commissions and bonuses due to the increased level of sales and increased promotions,

- an increase of $1,993,610 in the cost of products sold due to the increased level of sales and the addition of new products and marketing tools and

- an increase of $414,281 in shipping costs due to the increased level of sales and the effect of our modified pricing structure.

Effective April 1, 1999, we modified our pricing structure to include shipping costs in our product prices. Previously shipping costs had been calculated separately on each order and we reported shipping costs net of payments for shipping received from customers. Because our shipping costs are no longer reported net of the separately collected shipping reimbursement, our shipping cost as a percentage of sales appears to have increased. Total cost of sales, as a percentage of net sales increased to 69.6% during the year ended December 31, 1999, from 67.7% during the same period in 1998 due to an increase in distributor commissions and bonuses as a percentage of net sales to 43.2 % from 41.3%, a decrease in cost of products sold to 22.9% of net sales from 23.7% and an increase in cost of shipping to 3.5% of net sales from 2.7%.

         Our gross profit increased $2,528,015, or 58.9%, to $6,816,610 during 1999 from $4,288,595 during 1998. The gross profit decreased as a percentage of net sales to 30.4% of net sales from 32.3%.

         Marketing, distribution and administrative expenses increased $1,688,166, or 47.6%, to $5,236,938 during the year ended December 31, 1999, from $3,548,772 during the same period in 1998. This increase was attributable to expansion of our administrative infra-structure necessary to support increased levels of sales and increased promotional expense designed to increase sales. The number of full-time employees increased to 53 during the first quarter of 1999, 54 during the second quarter of 1999, declined to 49 during the third quarter of 1999 and rose to 75 during the fourth quarter of 1999 as compared to 37, 35, 47 and 46, respectively during the same periods of 1998. The balance of the increase in marketing, distribution and administrative expenses resulted from the higher level of activity and corresponding increases in variable costs, including postage, telephone, bank card service charges and supplies. The marketing, distribution and administrative expenses as a percentage of net sales decreased to 23.4% during 1999, from 26.7% during 1998 due to the increased level of sales.

         Our other income (reduced by other expense) increased by $444,571 to net other income of $372,136 during 1999, from a net expense of $72,435 during the same period in 1998. This increase was primarily attributable to the one-time expense in 1998 of the settlement of additional tax liability of $421,623 ($256,300 net of related tax effect). During 1998, in an effort to facilitate the growth of our distributor network, we voluntarily began contacting all of the state tax authorities to enter into agreements with them under which we assumed the responsibility for collecting and remitting sales and use taxes on behalf of our independent distributors. Certain states had requirements which resulted in an additional tax liability as a condition of entering into the agreement. We believe the liability was a one-time nonrecurring charge and will have no further adverse impact on our future results of operations because the ongoing collection and remittance of sales and use tax represents neither additional income nor additional expense to us but instead is a pass through item with no income statement effect.

         Our income before taxes increased $1,284,420, or 192.5%, to $1,951,808 during 1999, from $667,388 during 1998. Income before taxes as a percentage of net sales was 8.7% and 5.0% during 1999 and 1998, respectively. Income taxes during 1999 and 1998 were $676,025 and $253,340, respectively. Our net income increased $861,735, or 208.1%, to $1,275,783 during 1999, from $414,048 during
1998. This increase in net income was attributable to

-        the increased level of sales,

- the decrease in the marketing, distribution and administrative expenses as a percentage of net sales and

- the increase in other income due to the one-time expense of the settlement of additional tax liability of $421,623 ($256,300 net of the related tax effect) taken in 1998.

         Net income as a percentage of net sales increased to 5.7% during 1999, from 3.1% during 1998.

COMPARISON OF 1998 AND 1997

         Our net sales during the year ended December 31, 1998, increased by $3,095,597, or 30.4%, to $13,287,824 from $10,192,227 during the year ended
December 31, 1997. The increase was principally attributable to expansion of our network of independent distributors and increased sales of our weight management, dietary supplement and personal care products. Through the CII Acquisition (which was consummated on January 31, 1997) and the SNSI Asset Purchase (which was consummated on April 16, 1997), we added 113 products to its product line and acquired 5,100 distributors. The distributors acquired in connection with the CII Acquisition and the SNSI Asset Purchase contributed $1,121,173 to the increase between the two periods. During 1998, we made aggregate net sales of $13,159,821 to 33,700 distributors, compared to aggregate net sales during 1997 of $10,030,327 to 20,300 distributors. At December 31, 1998, we had approximately 33,000 "active" distributors compared to approximately 20,400 at December 31, 1997. A distributor is considered to be "active" if he or she has made a product purchase of $50 or more from us within the previous 12 months. Sales per distributor per month decreased from $41 to $33 during 1998, compared to 1997.

         Our cost of sales during 1998, increased by $1,727,569 , or 23.8%, to $8,999,229 from $7,271,660 during 1997. This increase was attributable to

- an increase of $930,063 in distributor commissions and bonuses due to the increased level of sales,

- an increase of $886,050 in the cost of products sold due to the increased level of sales and the increased quality of marketing tools made available and

- a decrease of $88,544 in shipping costs due to the increased level of sales combined with the pass through of shipping costs to the distributors beginning in February 1998.

         Total cost of sales, as a percentage of net sales, decreased to 67.7% during 1998, from 71.3% during 1997 due to a decrease in distributor commissions and bonuses as a percentage of net sales to 41.3% from 44.7%, an increase in cost of products sold to 23.7% of net sales from 22.2% and a decrease in cost of shipping to 2.7% of net sales from 4.5%.

         Our gross profit increased $1,368,028, or 46.8%, to $4,288,595 during 1998 from $2,920,567 during 1997. The gross profit increased as a percentage of net sales to 32.3% of net sales from 28.7%.

         Marketing, distribution and administrative expenses increased $755,893, or 27.1%, to $3,548,772 during 1998, from $2,792,879 during 1997. This increase was attributable to (i) increased promotional expense designed to increase sales, (ii) an increase in expenses involved in expanding investor awareness of us, (iii) increased payroll and employee costs related to cost of living adjustments and employee mix and (iv) an increase in lease expense from the addition of 10,340 square feet of warehouse and distribution space in October, 1997. The balance of the increase in marketing, distribution and administrative expenses resulted from the higher level of activity and corresponding increases in variable costs, including postage, telephone, bank card service charges, and supplies.

         Our other income (reduced by other income) decreased by $134,469 to a net expense of $72,435 during 1998, from $62,034 during 1997. This decrease was attributable to the one-time expense attributable to the settlement of additional tax liability of $421,623 ($256,300 net of related tax effect). During 1998, in an effort to facilitate the growth of our distributor network, we voluntarily began contacting all of the state tax authorities to enter into agreements with them under which we assumed the responsibility for collecting and remitting sales and use taxes on behalf of our independent distributors. Certain states had requirements which resulted in an additional tax liability as a condition of entering into the agreement. We believe the liability was a one-time nonrecurring charge and will have no further adverse impact on our future results of operations because the ongoing collection and remittance of sales and use tax represents neither additional income nor additional expense to us but instead is a pass through item with no income statement effect.

         Our income before taxes increased $477,666, or 251.8%, to $667,388 during 1998, from $189,722 during 1997. Income before taxes as a percentage of net sales was 5.1% and 1.9% during 1998 and 1997, respectively. Income taxes during 1998 and 1997 were $253,340 and $59,696, respectively. Our net income increased $284,022, or 218.4%, to $414,049 during 1998, from $130,026 during
1997. This increase in net income was primarily the result of the increase in our gross profit margin and offset by the increase of other expenses due to the one time expense of the settlement of the additional tax liability of $421,623 ($256,300 net of the related tax effect).

         Net income as a percentage of net sales increased to 3.1% during 1998, from 1.3% during 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments. The impact on our consolidated financial statements from the adoption of SFAS 133 has not yet been determined. This statement is effective for all fiscal quarters beginning January 1, 2001.

SEASONALITY

         No pattern of seasonal fluctuations exists due to the growth patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

COMMITMENTS AND CONTINGENCIES

         RECENT REGULATORY DEVELOPMENTS - A significant portion of our net sales continues to be dependent upon our AM-300 product. Our net sales of AM-300 represented 66.6% and 49.7% of net sales for the years ended December 31, 1999 and 1998, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects. Currently, we offer AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for our product). On June 4, 1997, the Food and Drug Administration proposed regulations which will, if adopted as proposed, significantly limit our ability to sell AM-300 and any other weight management products which contain ephedra or ephedrine. The proposed regulations were subject to comment until December 2, 1997. The proposed regulations will become effective 180 days following their issuance as final regulations. However, as of March 15, 2000, no final regulations have been issued. Several trade organizations in the dietary supplement industry have commented on the proposed regulations, requesting substantial modifications. It is probable that the Food and Drug Administration will make material changes to the proposed regulations prior to adoption. Relatedly, the United States General Accounting Office recently issued a report dated July 2, 1999 to a committee of the U.S. House of Representatives that casts substantial doubt on certain provisions of the Food and Drug Administration's proposed regulations on dietary supplements which contain ephedrine alkaloids. We do not know the effect such report will have on the proposed regulations. There is a risk that our AM-300 product may become subject to further federal, state, local or foreign laws or regulations. These regulations could require us to (i) withdraw or reformulate our AM-300 product with reduced ephedrine levels or with a substitute for ephedra or ephedrine, (ii) relabel our product with different warnings or revised directions for use, or (iii) not make certain statements, possibly including weight loss claims, with respect to any product containing ephedra or ephedrine. Even in the absence of further laws or regulation, we may elect to reformulate or relabel our AM-300 product containing ephedra or ephedrine. While we believe that our AM-300 product could be reformulated and relabeled, there is no assurance that such reformulation and relabeling will not adversely affect our sales. Consequently, management is unable at the present time to predict the ultimate resolution of these issues, nor their ultimate impact on the Company's results of operation or financial position.

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

LIQUIDITY AND CAPITAL RESOURCES

         Other than the offer and sale of our common stock and other securities during 1997, our primary source of liquidity has been cash provided by operating activities and shareholder loans. We do not have any arrangements for significant bank or institutional lending.

         At December 31, 1999, we had working capital of $2,715,525 compared to $5,823,182 at December 31, 1998. We believe our cash and cash equivalents and cash flows from operations will be sufficient to fund our working capital needs over the next 12 months. During the year ended December 31, 1999, net cash provided by operating activities was $2,370,939, net cash used in investing activities was $5,473,205, and net cash used in financing activities was $524,057. This represented an average monthly positive cash flow from operating activities of $197,578. We had a net decrease in cash during this period of $3,626,323, primarily as a result of our purchase of certain marketable securities for investment purposes. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses.

         During the third quarter of 1999 we began purchasing marketable debt and equity securities. As of December 31, 1999, we had purchased $4,074,550 in securities. These securities have been classified as $1,805,885 in available for sale securities and $2,273,743 in held to maturity securities. We have the intent and ability to hold to maturity our investment in securities classified as held to maturity.

         On March 4, 1998, we announced our intent to repurchase up to $1 million of our common stock in the open market for cash. As of December 31, 1999, we had repurchased 201,185 shares of our common stock for $699,307 for an average per share price of $3.48. Furthermore, on January 12, 2000, we announced our intent to repurchase up to an additional $2 million of our common stock in the open market for cash.

         During the first quarter of 1998, we agreed to loan John W. Hail, our the Chief Executive Officer and a major shareholder, up to $250,000. Subsequently we also agreed to loan up to an additional $75,000. These loans are secured, bear interest at 8% per annum and became due on March 31, 1999. The loans have been extended until March 31, 2000. As of December 31, 1999, the balance due on these loans was $313,761 plus interest. The loans and extension were unanimously approved by our board of directors.

         On March 22, 2000, our Registration Statement (number 333-31750) was declared effective by the Securities and Exchange Commission. Under this Registration Statement, we registered 2,092,211 shares of stock underlying our outstanding 1997-A warrants, redeemable common stock purchase warrants and underwriter warrants. During the first quarter of 2000, the closing sale price of our common stock for 20 consecutive trading days exceeded $6.80, which permits us to call the redeemable common stock purchase warrants for redemption. The 1997-A warrants and redeemable common stock purchase warrants are exercisable on or before November 6, 2002, for the purchase of 1,832,211 shares of our common stock for $3.40 per share and the underwriter warrants are exercisable on or before November 12, 2002, for the purchase of 130,000 units(consisting of one share of our common stock and one redeemable common stock purchase warrant) for $5.40 per unit. These common stock purchase warrants are exercisable for the purchase of 130,000 shares of our common stock for $3.40 per share.

ITEM 7.           FINANCIAL STATEMENTS

         Our consolidated financial statements are set forth beginning on page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements concerning matters of accounting principle or financial statement disclosure between us and our independent accountants of the type requiring disclosure hereunder.

                                   PART III

ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OUR DIRECTORS AND EXECUTIVE OFFICERS

         Pursuant to our bylaws, our directors are divided into three classes. Class I directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 2002. Class II directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 2000. Class III directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 2001. Each director will hold office for the term elected and until his successor is duly elected and qualified. At each annual shareholders meeting, the successor to a member of the class of directors whose term expires at such meeting is elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of his election. Executive officers are elected by our board of directors and serve at our discretion. The following table sets forth certain information with respect to our executive officers and directors.

         NAME                 AGE                  POSITION WITH US
         ----                 ---                  ----------------
John W. Hail(1)(2)             70   Chairman of the Board, Chief Executive Officer and Director

Roger P. Baresel(1)(2)         45   President, Chief Financial Officer, Secretary and Director

R. Terren Dunlap(3)            55   Director and Member of Audit Committee

Harland C. Stonecipher(4)      61   Director and Member of Audit Committee

Jimmy L. Dungan (3)            54   Director

------------------------
(1)  Member of the Stock Option Committee.
(2)  Term as a Director expires in 2001.
(3)  Term as a Director expires in 2000.
(4)  Term as a Director expires in 2002.

         JOHN W. HAIL is our founder and has served as our Chief Executive Officer and Chairman of the Board of Directors since our inception in June 1988. During 1987 and through May 1988, Mr. Hail served as Executive Vice President, Director and Agency Director of Pre-Paid Legal Services, Inc., a public company engaged in the sale of legal services contracts, and also served as Chairman of the Board of Directors of TVC Marketing, Inc., the exclusive marketing agent of Pre-Paid Legal Services, Inc. Since 1998, Mr. Hail has served as a Director of Pre-Paid Legal Services, Inc. In March 1999, Mr. Hail became a director of DuraSwitch Industries, Inc., a company that developed and distributes electronic switches.

         ROGER P. BARESEL has served as our Vice President, Chief Financial Officer, Secretary and a Director since June 1995. In July 1995, he became our President. Mr. Baresel is a Certified Public Accountant and holds a Master of Business Administration degree. From 1988 until joining us full-time in 1995, he maintained an accounting practice, specializing in providing consulting services to small and growing businesses and provided consulting services to us.

         R. TERREN DUNLAP has served as one of our directors since June 1995. He is Chief Executive Officer of DuraSwitch Industries, Inc., a company formed in 1997 that developed and distributes electronic switches. He served as our Vice President-International Development from June 1995 through March 1996. Mr. Dunlap is a Director and the co-founder, and from 1984 and until March 1994 served as Chief Executive Officer and Chairman of the Board, of Go-Video, Inc., a developer and distributor of consumer electronics products.

         HARLAND C. STONECIPHER has served as one of our directors since August 1995. Mr. Stonecipher has been Chairman of the Board and Chief Executive Officer of Pre-Paid Legal Services, Inc. since its inception in 1972.

         JIMMY L. DUNGAN has served as one of our directors since October 1999. Mr. Dungan has been actively working full time to develop an Advantage Marketing Systems distributorship with his wife, Pat, since August 1995. The Dungans have been Platinum Distributors since November 1998 and achieved Double Platinum status in October 1999.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) forms they file.

         Based solely on our review of the copies of the forms we received covering purchase and sale transactions in our equity securities during 1999, we believe that each person who, at any time during 1999, was a director, officer or beneficial owner of more than 10% of our Common Stock complied with all Section 16(a) filing requirements during 1999, except Jimmy L. Dungan and his wife Pat Dungan were late in filing of their initial reports upon Mr. Dungan becoming a Director in October 1999 and two reports covering small purchase transactions by Mr. Dungan during 1999.

ITEM 10.          EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth certain information relating to compensation for services rendered during the years ended December 31, 1999, 1998 and 1997, paid to or accrued for John W. Hail, our Chief Executive Officer and each of our executive officers whose 1999 salary and bonus, pursuant to a recurring arrangement, exceed $100,000.

                          SUMMARY COMPENSATION TABLE

                                                                                                  LONG-TERM
                                                                                             COMPENSATION AWARDS
                                                                                           ------------------------
                                                            ANNUAL COMPENSATION             SECURITIES    EXERCISE
                                                     ---------------------------------      UNDERLYING    OR BASE
NAME AND PRINCIPAL POSITION                   YEAR   SALARY(1)    BONUS        OTHER(2)      OPTIONS        PRICE
---------------------------                  ------  ---------------------     --------    ------------   ---------
John W. Hail................................   1999    $236,801    $    --         $ --              --       $  --
    Chief Executive Officer                    1998    $ 60,000    $16,565         $ --      100,000(3)       $1.75
                                               1997    $ 56,539    $    --         $ --      100,000(3)       $6.00
                                                                                             100,000(3)       $2.70

Roger P. Baresel............................   1999    $146,049    $    --         $ --              --       $  --
    President and Chief Financial              1998    $ 96,304    $25,000(5)      $ --       10,000(4)       $2.00
    and Accounting Officer                                                                    43,750(4)       $2.00
                                               1997    $ 91,484    $ 2,500         $ --       43,750(4)       $2.70

------------------------
(1)  Dollar value of  base salary earned during the year.
(2) We provide use of an automobile to Messrs. Hail and Baresel, the value of which is not greater than $5,000 annually.
(3) During 1997, we granted 100,000 stock options to Mr. Hail pursuant to our stock option plan, each exercisable for the purchase of one share of common stock at an exercise price of $6.00 per share (the market value of the common stock on the date of grant). The exercise price on these options was reduced to $2.70 pursuant to regrant during 1997 (which was equal to the fair value of the common stock on the date of regrant). On October 8, 1998 the exercise price on these options was reduced to of $1.75 per share pursuant to regrant (which was equal to the fair value of the common stock on the date of regrant).
(4) During 1994, we granted 10,000 stock options to Mr. Baresel, each exercisable for the purchase of one share of common stock at an exercise price of $2.16 per share (the market value of the common stock on the date of grant). The exercise price on these options was reduced to $2.00 per share pursuant to regrant (which was equal to the fair value of the common stock on the date of regrant). During 1995, we granted 43,750 stock options to Mr. Baresel, each exercisable for the purchase of one share of common stock at an exercise price of $3.60 per share (the market value of the common stock on the date of grant). During 1995, Mr. Baresel gave these options as a gift to certain members of his family. The exercise price on these options was reduced to $2.00 per share pursuant to regrant during 1997 (which was equal to the fair value of the common stock on the date of regrant). On November 18, 1998, the exercise price on these options was reduced to $2.00 per share of common stock (which was equal to the fair value of the common stock on the date of regrant).
(5)  Represents a one-time non-recurring payment.

AGGREGATE OPTION GRANTS AND EXERCISES IN 1999 AND YEAR-END OPTION VALUES

         STOCK OPTIONS AND OPTION VALUES. No options were granted to Messrs. Hail and Baresel during 1999.

         AGGREGATE STOCK OPTION EXERCISES IN 1999 AND YEAR-END AND OPTION VALUES. The following table sets forth information related to the exercise of stock options during 1999 and the number and value of options held by the named executive officer at December 31, 1999.

            STOCK OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

                                                                                                   VALUE OF UNEXERCISED
                                                                      NUMBER OF UNEXERCISED            IN-THE-MONEY
                                                                          OPTIONS AS OF                OPTIONS AS OF
                                           SHARES                       DECEMBER 31, 1999          DECEMBER 31, 1999(1)
                                        ACQUIRED ON     VALUE       --------------------------  --------------------------
                                          EXERCISE     REALIZED     EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
                                        -----------    --------     -----------  -------------  -----------  -------------
John W. Hail...........................       --        $  --       475,000(2)         --        $1,716,000       $ --
    Chief Executive Officer

Roger P. Baresel.......................    10,000       $35,600      168,750(3)        --        $  600,750       $ --
    President and Chief Financial
    and Accounting Officer

------------------------
(1) The closing sale price of our common stock as reported on the American Stock Exchange on December 31, 1999 was $5.56. The per-share value is calculated based on the applicable closing highest bid price per share, minus the exercise price, multiplied by the number of shares of our common stock underlying the options.

(2) Includes 225,000 options given by John Hail as a gift to certain members of his family in 1995.

(3) Includes 156,250 options given by Roger Baresel as a gift to certain members of his family in 1995.


COMPENSATION OF DIRECTORS

         Directors who are not our employees receive $250 for each board meeting attended. Directors who are also our employees receive no additional compensation for serving as directors. We reimburse our directors for travel and out-of-pocket expenses in connection with their attendance at meetings of our board of directors. Our Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Oklahoma law.

STOCK OPTION PLAN

         We established the Advantage Marketing Systems, Inc. 1995 Stock Option Plan in June 1995. This plan provides for the issuance of incentive stock options with or without stock appreciation rights and nonincentive stock options with or without stock appreciation rights to our employees and consultants, including employees who also serve as a director. The total number of shares of our common stock authorized for issuance under this stock option plan is 1,125,000. As of March 15, 2000, options to purchase a total of 1,054,884 shares of our common stock have been granted under the plan of which 514,068 were outstanding. These options are exercisable for $1.75 to $6.13 per share and expire March 2002 through May 2007. Also, at March 15, 2000, there were outstanding stock options and warrants (in addition to the 1997-A warrants, the redeemable common stock purchase warrants and the underwriter warrants) exercisable for the purchase of 790,750 shares of our common stock granted outside of the plan.

         The stock option committee, which is currently comprised of Messrs. Hail and Baresel, administers and interprets the stock option plan and has authority to grant options to all eligible employees and determine the types of options granted and the terms, restrictions and conditions of the options at the time of grant.

         The option price of our common stock is determined by the stock option committee, provided such price may not be less than 85% of the fair market value of the shares on the date of grant of the option. The fair market value of a share of our common stock is determined by the last report sale price on the date of grant of the option. Upon the exercise of an option, the option price must be paid in full, in cash or with a stock appreciation right. Subject to the stock option committee's approval, upon exercise of an option with a stock appreciation right attached, a participant may receive cash, shares of our common stock or a combination of both, in an amount or having a fair market value equal to the excess of the fair market value, on the date of exercise, of the shares for which the option and stock appreciation right are exercised, over the option exercise price.

         Options granted under the stock option plan may not be exercised until six months after the date of the grant, except in the event of death or disability of the participant. Incentive stock options and any stock appreciation rights are exercisable only by participants while actively employed as our employee or a consultant, except in the case of death, retirement or disability. Options may be exercised at any time within three months after the participant's retirement or within one year after the participant's disability or death, but not beyond the expiration date of the option. No option may be granted after April 30, 2005. Options are not transferable except by will or by the laws of descent and distribution.

OFFICER AND DIRECTOR LIABILITY

         As permitted by the provisions of the Oklahoma General Corporation Act, our certificate of incorporation eliminates in certain circumstances the monetary liability of our directors for a breach of their fiduciary duty as directors. These provisions and applicable laws do not eliminate the liability of one of our directors for

-        a breach of the director's duty of loyalty to us or our shareholders,

- acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law,

- liability arising under the Oklahoma General Corporation Act relating to the declaration of dividends and purchase or redemption of shares of our common stock in violation of the Oklahoma General Corporation Act,

- any transaction from which the director derived an improper personal benefit,

-        violations of federal securities laws, or

- limit our rights or those of our shareholders, in appropriate circumstances, to seek equitable remedies such as injunctive or other forms of non-monetary relief; however, such remedies may not be effective in all cases.

         Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the Oklahoma General Corporation Act. Under such provisions, any director or officer, who in his capacity as such, is made or threatened to be made, a party to any suit or proceeding, may be indemnified if our board of directors determines such director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to our best interests.

         Our certificate of incorporation and bylaws and the Oklahoma General Corporation Act further provide that such indemnification is not exclusive of any other rights to which such individuals may be entitled under our certificate, our bylaws, an agreement, vote of shareholders or disinterested directors or otherwise. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors and officers pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy and is, therefore, unenforceable.

         We maintain insurance to protect our directors and officers against liability asserted against them in their official capacities. Such insurance protection covers claims and any related defense costs of up to $3 million based on alleged or actual securities law violations, other than intentional dishonest or fraudulent acts or omissions, or any willful violation of any statute, rule or law, or claims arising out of any improper profit, remuneration or advantage derived by an insured director or officer


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents certain information as to the beneficial ownership of our common stock as of March 15, 2000, of

- each person who is known to us to be the beneficial owner of more than 5% of our common stock,

-        each of our directors and executive officers,

-        our executive officers and directors as a group, and

-        their percentage holdings of our outstanding shares of common stock.

For purposes of the following table, the number of shares and percent of ownership of our outstanding common stock that the named person beneficially owned at March 15, 2000, including shares of our common stock that such person has the right to acquire within 60 days of this date of this prospectus, upon exercise of options and warrants. However, such shares are not included for the purposes of computing the number of shares beneficially owned and percent of outstanding our common stock of any other named person.

                                                                                                           COMMON STOCK
                                                                                                     -------------------------
                                                                                                        SHARES     PERCENT OF
                                                                                                     BENEFICIALLY    SHARE
NAME AND ADDRESS OF BENEFICIAL OWNER                                                                    OWNED      OUTSTANDING
------------------------------------                                                                 ------------  -----------
John W. Hail (1)(2).................................................................................      609,354        13.6%

Curtis H.Wilson (3).................................................................................      258,242         5.8%

Roger P. Baresel (1)(4).............................................................................      175,728         4.0%

Harland C. Stonecipher (5)..........................................................................      180,768         4.3%

R. Terren Dunlap (1)................................................................................       17,500          .4%

Jimmy L. Dungan (1)(6)..............................................................................        9,781          .2%

Executive Officers and Directors as a group
   (five persons)(7)................................................................................      993,131        21.5%

------------------------
(1) A director or an executive officer with a business address of 2601 Northwest Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112-7293.
(2)  The number of shares consist of and each percentage presented includes
     - 250,000 shares of our common stock that are subject to currently exercisable stock options, 100 shares of our common stock subject to currently exercisable 1997-A warrants and 1,100 shares of our common stock that are subject to currently exercisable redeemable common stock purchase warrants held by Mr. Hail,
     - 11,728 shares of our common stock and 1,000 shares of our common stock that are subject to currently exercisable redeemable common stock purchase warrants owned by corporations controlled by Mr. Hail, and
     - 1,640 shares of our common stock and 1,000 shares of our common stock that are subject to currently exercisable redeemable common stock purchase warrants held by Helen Hail, wife of Mr. Hail, with respect to which Mr. Hail disclaims any beneficial interest.
(3) A former director, with a business address of 10121 NW 7th Street, Plantation, Florida 33324. The number of shares and each percentage presented includes
     - 250,000 shares of our common stock that are subject to currently exercisable stock options held by Mr. Wilson and
     - 3,000 shares of our outstanding common stock and 3,000 shares of our common stock that are subject to currently exercisable redeemable common stock purchase warrants held by Ruth Wilson, wife of Mr. Wilson, with respect to which Mr. Wilson disclaims any beneficial interest.
(4)  The number of shares consist of and each percentage presented includes
     - 7,500 shares of our outstanding common stock jointly held by Mr. Baresel and his wife, Judith A. Baresel,
     - 2,000 shares of our common stock subject to currently exercisable 1997-A warrants and 1,000 shares of our common stock that are subject to currently exercisable redeemable common stock purchase warrants held by Mr. Baresel,
     - 12,500 shares of our common stock that are subject to currently exercisable stock options held by Mr. Baresel,
     -   31,528 shares of our outstanding common stock held by Mrs. Baresel,
     - 100 shares of our common stock subject to currently exercisable 1997-A warrants held by Mrs. Baresel,
     - 87,500 shares of our common stock that are subject to currently exercisable stock options,
     - 6,100 shares of our common stock that are subject to currently exercisable redeemable common stock purchase warrants held by Mrs. Baresel, and
     - 12,500 shares of Common Stock that are subject to currently exercisable stock options held by Mrs. Baresel as the custodian for the benefit of the children of Mr. and Mrs. Baresel, with respect to which Mr. Baresel disclaims any beneficial interest.
(5) Mr. Stonecipher is a director with a business address of 321 East Main Street, Ada, Oklahoma 74820, and Chairman of the Board and Chief Executive Officer of Pre-Paid Legal Services, Inc. The number of shares consist of and each percentage presented is based upon 180,768 shares of our outstanding common stock held by Pre-Paid Legal Services, Inc., which may be deemed to be beneficially owned by Mr. Stonecipher.

(6)      The number of shares and each percentage presented includes
         - 9,606 shares of our common stock held by Pat Dungan, wife of Mr. Dungan, and
         - 175 shares of our common stock subject to currently exercisable 1995-A warrants held by Mrs. Dungan.
(7)      The number of shares and each percentage presented includes
         - 2,375 shares of our common stock subject to currently exercisable 1997-A warrants,
         - 10,200 shares of our common stock that are subject to currently exercisable redeemable common stock purchase warrants, and
         - 362,500 shares of our common stock that are issuable upon exercise of other currently exercisable stock options.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Set forth below is a description of transactions entered into between us and certain of our officers, directors and shareholders during the last two years. Certain of these transactions may result in conflicts of interest between us and such individuals. Although these persons have fiduciary duties to us and our shareholders, there can be no assurance that conflicts of interest will always be resolved in our favor or in favor of our shareholders.

         During 1995, John W. Hail, an affiliate, entered into lease agreements covering telephone equipment and related software and requiring monthly rental payments. Such equipment and software are utilized exclusively by us. During 1998 and 1997, we made aggregate payments pursuant to such lease agreements of $17,939 and $19,427, respectively. As of December 31, 1998 these leases had terminated.

         During the first quarter of 1998, we agreed to loan John Hail, an affiliate, up to $250,000. Subsequently we also agreed to loan up to an additional $75,000. These loans are secured, bear interest at 8% per annum and become due on March 31, 2000. As of December 31, 1999, the aggregate outstanding principal balance of these loans was $313,761 plus interest. We believe that the terms of these loans are comparable with those that could have been obtained from an unaffiliated lender. These loans were unanimously approved by our board of directors.

         During 1999 and 1998, we paid Curtis H. Wilson, a former director and greater than 5% shareholder, sales commissions of $128,700 and $62,555, respectively. These commissions are based on purchases by Mr. Wilson and his downline distributors in accordance with our network marketing program in effect at the time of the sales. See "Item 1. Description of Business - Network Marketing".

         During 1999 and 1998, we paid Pat Dungan, wife of Jimmy L. Dungan, a Director of the Company, sales commissions of $119,626 and $76,696, respectively. These commissions were based on purchases by the Dungans and their downline distributors in accordance with our network marketing program in effect at the time of the sales. See "Item 1. Description of Business - Network Marketing".

         During 1997, pursuant to our Stock Option Plan, we granted Mr. Hail 10-year nontransferable stock options exercisable for the purchase of 100,000 shares of our common stock for $6.00 per share. On the date of grant of these stock option, the exercise price was equal to the fair value of our common stock. These options were exchanged by Mr. Hail for 100,000 stock options having the same terms other than an exercise price of $2.70 per share of common stock, which was equal to the fair value of the common stock on the date of exchange. Subsequently, these options were exchanged by Mr. Hail on October 8, 1998 for 100,000 stock options having the same terms other than an exercise price of $1.75 per share of common stock, which was equal to the fair value of the common stock on the date of exchange.

On December 17, 1996, we adopted policies that

- any loans to officers, directors and 5% or more shareholders ("affiliates") are subject to approval by a majority of not less than two of our disinterested independent directors and

- such loans and other transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties and approved by a majority of not less than two of the disinterested independent directors.

Our board of directors is comprised of five members, two of which, R. Terren Dunlap and Harland C. Stonecipher, are independent directors.

                                   PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NO.       DESCRIPTION
-----------       -----------
        3.1       The Registrant's Certificate of Incorporation, incorporated by reference to the Registration Statement on Form SB-2
                  (Registration No. 333-47801) filed with the commission on
                  March 11, 1998.

        3.2 The Registrant's Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No.
                  333-47801) filed with the commission on March 11, 1998.

       10.1       Warrant Agreement between Registrant and U.S. Stock Transfer
                  Inc., dated as of January 20, 1997, as amended and restated
                  January 8, 1998, incorporated by reference to Amendment No. 2 to Form 8-A Registration Statement, filed with the Commission on January 13, 1998.

       10.2       Unit and Warrant Agreement between Registrant and U.S. Stock
                  Transfer Inc., dated as of November 6, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 1 to Form 8-A Registration Statement, filed with the Commission on January 14, 1998.

       10.3       The Promotional Shares Escrow Agreement, dated November 4,
                  1997, by and between Advantage Marketing Systems, Inc., John
                  W. Hail, Curtis H. Wilson, Sr., Ruth Wilson, Roger P. Baresel,
                  Judith A. Baresel, R. Terren Dunlap, Pre-Paid Legal Services,
                  Inc., TVC, Inc., and Liberty Bank and Trust Company of
                  Oklahoma City, N.A., incorporated by reference to Amendment
                  No. 2 to Registration Statement on Form SB-2 (Registration No.
                  333-34885) filed with the commission on November 3, 1997.

       10.4       The Promotional Shares Escrow Agreement, dated October 31,
                  1997, by and between Advantage Marketing Systems, Inc., Robert and Retha H. Nance, and Liberty Bank and Trust Company of
                  Oklahoma City, N.A., incorporated by reference to Amendment
                  No. 2 to Registration Statement on Form SB-2 (Registration No.
                  333-47801)filed with the commission on November 3, 1997.

       10.5       The Promotional Shares Lock-In Agreement, dated November 5,
                  1997, by and between Advantage Marketing Systems, Inc., Roger
                  P. Baresel, and Judith A. Baresel, incorporated by reference to Amendment No. 2 to Registration Statement on Form SB-2
                  (Registration No. 333-47801)filed with the commission on November 3, 1997.

       10.6       Legal Services Agreement between Registrant and Pre-Paid Legal
                  Services, dated September 1, 1988, incorporated by reference to Form 10-K Annual Report for the year ended December 31,
                  1989, filed with the Commission on September 18, 1990.

       10.7       Lease Agreement between Registrant and International Business
                  Machines Corporation, dated May 22, 1989, incorporated by reference to Form 10-K Annual Report for the year ended
                  December 31, 1989, filed with the Commission on September 18,
                  1990.

       10.8       Group Contract between Registrant and Consumer Benefit
                  Services, Inc., dated April 2, 1989, incorporated by reference to Form 10-K Annual Report for the year ended December 31,
                  1989, filed with the Commission on September 18, 1990.

       10.9 Distribution Agreement between Registrant and Topped, Inc., dated June 1, 1989, incorporated by reference to Form 10-K
                  Annual Report for the year ended December 31, 1989, filed with the Commission on September 18, 1990.

       10.10      Lease Agreement between Registrant and Kaiser Francis Oil
                  Company, dated June 1, 1993, incorporated by reference to Form
                  10-K Annual Report for the year ended December 31, 1993, filed with the Commission on April 14, 1994.



       10.11 Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement
                  (No. 33-80629), filed with the Commission on November 20,
                  1996.

       10.12      Agreement between Registrant and Consumer Benefit Services,
                  Inc., dated October 20, 1995, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

       10.13 Agreement between Registrant and Advanced Products, Inc., dated November 28, 1994, incorporated by reference to Form
                  SB-2 Registration Statement (No. 33-80629), filed with the
                  Commission on November 20, 1996.

       10.14      Agreement between Registrant and J&K Pharmaceutical
                  Laboratories, dated April 22, 1996, incorporated by reference to Amendment No. 3 to Form SB-2 Registration Statement (No.
                  33-80629), filed with the Commission on January 14, 1997.

       10.15      Stock Purchase Agreement having an effective date of May 31,
                  1996, between Registrant, Miracle Mountain International,
                  Inc., Richard Seaton, Gene Burson, Kaye Jennings, Daryl
                  Burson, James Rogers, incorporated by reference to Form 8-K, filed with the Commission on July 12, 1996.

       10.16      Stock Purchase Agreement having an effective date of January
                  31, 1997, among Registrant, Chambre International, Inc., Janet
                  Britt, Jerry Hampton, Teresa Hampton, James Baria, Florence
                  Baria, Rose Cashin, Pat Eason, Joseph Williams, Livia
                  Williams, Don Black, Nadine Black, Lynda Brown, Gary Galindo,
                  Harold Griffin, Linda Griffin, Iren Van Vlaenderen, Dean Van
                  Vlaenderen, Rose Hilgedick, Julie Connary, and Royce Britt, incorporated by reference to Amendment No. 3 to Form SB-2
                  Registration Statement (No. 33-80629), filed with the
                  Commission on January 14, 1997.

       10.17      Asset Purchase Agreement among Registrant, Stay 'N Shape
                  International, Inc., Solution Products International, Inc.,
                  Nation of Winners, Inc., Now International, Inc., Carl S.
                  Rainey and Danny Gibson, dated April 16, 1997, incorporated by reference to Form 8-K, filed with the Commission on May 1, 1997.

       10.18      The Advantage Marketing Systems, Inc. 1998 Distributor Stock
                  Purchase Plan, incorporated by reference to Amendment No. 1 to Registration Statement on Form SB-2 (Registration No.
                  333-47801) filed with the commission on October 7, 1998.

       10.19      The form of Advantage Marketing Systems, Inc. 1998 Distributor
                  Stock Purchase Plan Stock Purchase Agreement, incorporated by reference to Amendment No. 1 to Registration Statement on Form
                  SB-2 (Registration No. 333-47801)filed with the commission on October 7, 1998.

       23         Consent of Independent Public Accountants, dated March 30, 2000.

       27         Financial Data Schedule

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           REGISTRANT:
                           ADVANTAGE MARKETING SYSTEMS, INC.

Date: March 30, 2000       By: /s/ JOHN W. HAIL
                               -----------------------------------------------
                               John W. Hail, Chief Executive Officer


Date: March 30, 2000       By: /s/ ROGER P. BARESEL
                               -----------------------------------------------
                               Roger P. Baresel, President, Chief Financial
                               and Accounting Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2000       By: /s/ JOHN W. HAIL
                               ----------------------------------------------
                               John W. Hail, Chief Executive Officer,
                               Chairman of the Board and Director


Date: March 30, 2000       By: /s/ ROGER P. BARESEL
                               ----------------------------------------------
                               Roger P. Baresel, President, Chief Financial
                               Officer and Director


Date: March 30, 2000       By: /s/ JIMMY L. DUNGAN
                               ----------------------------------------------
                               Jimmy L.  Dungan, Director


Date: March 30, 2000       By: /s/ R. TERREN DUNLAP
                               ----------------------------------------------
                               R. Terren Dunlap, Director


Date: March 30, 2000       By: /s/ HARLAND C. STONECIPHER
                               ----------------------------------------------
                               Harland C. Stonecipher, Director

                        INDEX TO FINANCIAL STATEMENTS

                                                                                                                          PAGE
ADVANTAGE MARKETING SYSTEMS, INC. AND SUBSIDIARIES
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

       Independent Auditors' Report .......................................................................................F-2

       Consolidated Balance Sheets as of December 31, 1999 and 1998........................................................F-3

       Consolidated Statements of Income for Years Ended December 31, 1999, 1998 and 1997..................................F-4

       Consolidated Statements of Stockholders' Equity for Years Ended December 31, 1999, 1998 and 1997....................F-5

       Consolidated Statements of Cash Flows for Years Ended December 31, 1999, 1998 and 1997..............................F-6

       Notes to Consolidated Financial Statements for Years Ended December 31, 1999 1998 and 1997..........................F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Advantage Marketing Systems, Inc. and Subsidiaries
Oklahoma City, Oklahoma



We have audited the accompanying consolidated balance sheets of Advantage Marketing Systems, Inc. and subsidiaries (the "Company") as of December 31, 1999, and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Oklahoma City, Oklahoma
March 20, 2000

                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1999 AND 1998

                                      ASSETS                                             1999              1998
                                                                                     ------------       -----------
CURRENT ASSETS:
  Cash and cash equivalents.....................................................      $ 1,662,894       $ 5,289,217
  Marketable securities, held to maturity.......................................          983,020                --
  Receivables - net of allowance of $55,332 and $36,604, respectively...........          319,519           263,503
  Receivable from affiliate.....................................................          313,761           293,936
  Inventory.....................................................................          927,591         1,009,998
  Deferred income taxes.........................................................           60,797            93,496
  Other assets..................................................................          187,496           100,345
                                                                                      -----------       -----------
              Total current assets..............................................        4,455,078         7,050,495
MARKETABLE SECURITIES, available for sale, at fair value........................        1,805,885                --
MARKETABLE SECURITIES, held to maturity.........................................        1,290,723                --
RECEIVABLES.....................................................................          126,624           129,440
PROPERTY AND EQUIPMENT, Net.....................................................        2,202,885         1,090,280
GOODWILL, Net...................................................................        1,618,826         1,725,734
COVENANTS NOT TO COMPETE, Net...................................................          436,845           511,685
DEFERRED INCOME TAXES...........................................................           21,788            95,277
OTHER ASSETS....................................................................          201,729           114,572
                                                                                      -----------       -----------
TOTAL...........................................................................      $12,160,383       $10,717,483
                                                                                      ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..............................................................      $   313,492       $    60,172
  Accrued commissions and bonuses...............................................          319,183           156,174
  Accrued other expenses........................................................          807,246           277,651
  Accrued sales tax liability...................................................          218,789           616,735
  Notes payable.................................................................               --            29,476
  Capital lease obligations.....................................................           80,843            87,105
                                                                                      -----------       -----------
              Total current liabilities.........................................        1,739,553         1,227,313
LONG-TERM LIABILITIES:
  Notes payable.................................................................               --            94,311
  Capital lease obligations.....................................................          188,847           173,247
                                                                                      -----------       -----------
              Total liabilities................................................         1,928,400         1,494,871
                                                                                      -----------       -----------
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY:
  Preferred stock - $.0001 par value; authorized 5,000,000 shares; none issued..               --                --
  Common stock - $.0001 par value; authorized 495,000,000 shares;
   issued 4,283,988 and 4,275,514 shares; outstanding 4,082,803 and 4,141,014
   shares, respectively ........................................................              428               428
  Paid-in capital...............................................................       10,232,700        10,180,106
  Notes receivable for exercise of options......................................          (50,999)          (63,960)
  Retained earnings (accumulated deficit).......................................          759,692          (516,091)
  Accumulated other comprehensive income, net of tax............................          (10,531)               --
                                                                                      -----------       -----------
              Total capital and retained earnings (accumulated deficit)......          10,931,290         9,600,483
  Less cost of treasury stock (201,185 and 134,500 shares, common, respectively)         (699,307)         (377,871)
                                                                                      -----------       -----------
              Total stockholders' equity......................................         10,231,983         9,222,612
                                                                                      -----------       -----------
TOTAL...........................................................................      $12,160,383       $10,717,483
                                                                                      ===========       ===========


               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ADVANTAGE MARKETING SYSTEMS, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                          1999           1998         1997
                                                                     ------------  ------------  ------------
Net sales..........................................................  $ 22,427,551  $ 13,287,824  $ 10,192,227
Cost of sales......................................................    15,610,941     8,999,229     7,271,660
                                                                     ------------  ------------  ------------
    Gross profit...................................................     6,816,610     4,288,595     2,920,567
Marketing, distribution and administrative expenses................     5,236,938     3,548,772     2,792,879
                                                                     ------------  ------------  ------------
    Income from operations.........................................     1,579,672       739,823       127,688
Other income (expense):
Interest and dividends, net........................................       364,270       309,908        34,017
Other income.......................................................         7,866        39,280        28,017
Settlement of additional tax liability (Note 11)...................            --      (421,623)           --
                                                                     ------------  ------------  ------------
    Total other income (expense)...................................       372,136       (72,435)       62,034
                                                                     ------------  ------------  ------------
INCOME BEFORE TAXES................................................     1,951,808       667,388       189,722
TAX EXPENSE .......................................................       676,025       253,340        59,696
                                                                     ------------  ------------  ------------
NET INCOME.........................................................  $  1,275,783  $    414,048  $    130,026
                                                                     ============  ============  ============
Net income per common share........................................  $        .31  $        .10  $        .05
                                                                     ============  ============  ============
Net income per common share - assuming  dilution...................  $        .27  $        .09  $        .04
                                                                     ============  ============  ============
Weighted average common shares outstanding.........................     4,139,706     4,191,760     2,751,771
                                                                     ============  ============  ============
Weighted average common shares outstanding - assuming dilution.....     4,778,576     4,503,411     3,762,642
                                                                     ============  ============  ============



          SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                                  ACCUMU-
                                                                                                   LATED
                                                                NOTES      RETAINED              OTHER COM-
                                                              RECEIVABLE   EARNINGS              PREHENSIVE                TOTAL
                                 SHARES                          FOR       (ACCUMU      COMPRE-   INCOME,                  STOCK-
                                  (SEE    COMMON    PAID-IN   EXERCISE      LATED       HENSIVE     NET        TREASURY    HOLDERS'
                                 NOTE 5)   STOCK    CAPITAL   OF OPTIONS   DEFICIT)     INCOME     OF TAX       STOCK      EQUITY
                                --------- ------  ----------- ---------- -----------  ---------- -----------  ---------  ----------
BALANCE,
 JANUARY 1, 1997............... 2,157,262   $214  $ 1,981,380  $     --  $(1,060,165)            $       --   $     --   $  921,429

Issuance of stock for
  Chambre' acquisition.........    14,000      1       83,999        --           --          --         --         --       84,000

Warrants and rights offering,
  net..........................   337,211     34    1,831,247        --           --          --         --         --    1,831,281

Issuance of stock for
  SNSI acquisition.............   125,984     13      799,987        --           --          --         --         --      800,000

Options exercised for cash.....    46,945      4       79,996        --           --          --         --         --       80,000

Options exercised by tendering
  mature shares, net...........    26,731      4           (4)       --           --          --         --         --           --

Options exercised by issuance
  of note......................    46,250      5       73,995   (74,000)          --          --         --         --           --

Common stock offering, net..... 1,495,000    150    5,329,509        --           --          --         --         --    5,329,659

Comprehensive Income:
  Net income...................        --     --           --        --      130,026    $130,026         --         --      130,026
                                --------- ------  ----------- ---------- -----------  ========== ----------  ---------   ----------
BALANCE,
  DECEMBER 31, 1997............ 4,249,383    425   10,180,109   (74,000)    (930,139)         --         --         --    9,176,395

Payments on notes receivable...        --     --           --    10,040           --          --         --         --       10,040

Options exercised by
  tendering mature shares, net.    26,131      3           (3)       --           --          --         --         --           --

Purchases of treasury stock, at
  cost.........................  (134,500)    --           --        --           --          --         --   (377,871)    (377,871)

Comprehensive Income:
  Net income...................        --     --           --        --      414,048    $414,048         --         --      414,048
                                --------- ------  ----------- ---------- -----------  ========== ----------  ---------   ----------
BALANCE,
  DECEMBER 31, 1998............ 4,141,014    428   10,180,106   (63,960)    (516,091)         --         --   (377,871)   9,222,612

Payments on notes receivable...        --     --           --    12,961           --          --         --         --       12,961

Stock option issued............        --     --       52,600        --           --          --         --         --       52,600

Options exercised by
  tendering mature shares, net.     8,474     --           (6)       --           --          --         --         --           (6)

Purchases of treasury stock, at
  cost.........................   (66,685)    --           --        --           --          --         --   (321,436)    (321,436)

Comprehensive Income:
  Net income...................        --     --           --        --    1,275,783   1,275,783         --         --    1,275,783

  Unrealized loss on available
    for sale securities, net of
    tax........................        --     --           --        --           --     (10,531)   (10,531)        --      (10,531)
Comprehensive income...........        --     --           --        --           --  $1,265,252         --         --           --
                                --------- ------  ----------- ---------- -----------  ========== ----------- ---------  -----------
BALANCE,
  DECEMBER 31, 1999............ 4,082,803   $428  $10,232,700  $(50,999) $   759,692             $  (10,531) $(699,307) $10,231,983
                                ========= ======  =========== ========== ===========             ==========  =========  ===========

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                               1999        1998        1997
                                                                           -----------  ----------  ----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net income............................................................. $ 1,275,783  $  414,048  $   130,026
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization.....................................     527,054     387,160      251,443
        Deferred taxes....................................................     112,631     251,144       59,696
        Provision for bad debts...........................................      18,728      10,804           --
        Non-cash compensation.............................................      52,600          --           --
        Gain on sale of assets............................................          --     (35,329)     (18,671)
        Changes in assets and liabilities which provided (used) cash:
           Receivables and commission advances............................     (71,934)   (144,485)    (167,192)
           Inventory......................................................      82,407    (197,873)    (722,806)
           Other assets...................................................    (174,308)    (23,179)     269,946
           Accounts payable and accrued expenses..........................     547,978     579,964       78,971
                                                                           -----------  ----------  -----------
                Net cash provided by (used in) operating activities.......   2,370,939   1,242,254     (118,587)
                                                                           -----------  ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment....................................  (1,378,830)   (547,592)    (312,709)
   Advances to affiliate..................................................     (40,000)   (293,936)          --
   Proceeds from sale of assets...........................................          --     125,340       40,196
   Repayment of receivable from affiliate.................................      20,175      54,780       13,042
   Purchase of marketable securities, available for sale..................  (1,822,860)         --           --
   Purchase of marketable securities, held to maturity....................  (2,251,690)         --           --
   Purchase of Chambre International, Inc.................................          --          --      (51,340)
   Purchase of assets pursuant to SNSI Asset Purchase.....................          --          --   (1,274,441)
   Purchase of ToppMed, Inc. Assets.......................................          --    (192,000)          --
   Purchase of other assets...............................................          --    (142,875)    (106,803)
                                                                           -----------  ----------  -----------
                 Net cash used in investing activities ...................  (5,473,205)   (996,283)  (1,692,055)
                                                                           -----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock.................................          --          --    8,284,357
   Proceeds from notes payable............................................          --      62,727      114,259
   Purchase of treasury stock.............................................    (321,436)   (377,871)          --
   Payment of deferred offering costs.....................................          --    (180,450)    (862,967)
   Repayments of notes receivable for exercise of stock options...........      12,961      10,040           --
   Payment of notes payable...............................................    (123,787)    (47,684)     (34,010)
   Principal payment on capital lease obligations.........................     (91,795)   (198,792)     (85,290)
                                                                           -----------  ----------  -----------
                 Net cash (used in) provided by financing activities...... $  (524,057)   (732,030)   7,416,349
                                                                           -----------  ----------  -----------

NET (DECREASE) INCREASE  IN CASH AND CASH  EQUIVALENTS....................  (3,626,323)   (486,059)   5,605,707
CASH AND CASH EQUIVALENTS, BEGINNING......................................   5,289,217   5,775,276      169,569
                                                                           -----------  ----------  -----------
CASH AND CASH EQUIVALENTS, ENDING......................................... $ 1,662,894  $5,289,217  $ 5,775,276
                                                                           ===========  ==========  ===========



               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      ADVANTAGE MARKETING SYSTEMS, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

         SALES RETURNS - All of the Company's products include a customer satisfaction guarantee. Company products may be returned within 30 days of purchase for a full refund or credit toward the purchase of another Company product. The Company also has a buy-back policy where by it will repurchase products sold to an independent distributor (subject to a restocking fee) provided that the distributor terminates his/her distributorship agreement with the Company and returns the product within 12 months of original purchase in marketable condition. For the years ended December 31, 1999, 1998 and 1997, the cost of products returned to the Company are included in net sales and was three, two and three percent of gross sales, respectively.

         ADVERTISING - The Company expenses advertising as incurred. Total advertising expense for 1999, 1998, and 1997 was $17,818, $16,459, and $28,416, respectively.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of cash in banks and all short term investments with initial maturities of three months or less.

         MARKETABLE SECURITIES -At the time of purchase, investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Securities not classified as held to maturity are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of income tax as a separate component of stockholders' equity until realized. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings.

         INVENTORY - Inventory consists of consumer product inventory and training and promotional material such as video tapes, cassette tapes and paper supplies held for sale to customers and independent distributors. Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out method.

         INTANGIBLES - Intangible assets consist of goodwill and covenants not to compete. Goodwill represents the excess of cost over the fair value of the net assets acquired pursuant to the Miracle Mountain International, Inc. ("MMI"),

                      ADVANTAGE MARKETING SYSTEMS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

         Chambre' International, Inc. ("CII"), Stay 'N Shape International, Inc. ("SNSI") and ToppMed, Inc. ("TI") acquisitions. The Company amortizes goodwill from the acquisition of MMI over seven years and from the acquisitions of CII, SNSI, and TI over twenty years. Covenants not to compete are being amortized over the life of the contracts. At December 31, 1999 the net amount of goodwill arising from the MMI, CII, SNSI and TI acquisitions was $58,162, $153,174, $1,288,556 and $118,934, respectively, and at December 31, 1998 was $75,186, $162,140, $1,363,075 and $125,333, respectively. Goodwill amortization for the years ended December 31, 1999, 1998 and 1997 was $106,908, $103,175 and
         $78,026, respectively. Covenant amortization for the years ended December 31, 1999, 1998 and 1997, was $74,840, $71,106 and $53,431,
         respectively.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost or, in the case of leased assets under capital leases, at the fair value of the leased property and equipment, less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets of three to 20 years. Assets under capital leases and leasehold improvements are amortized over the lesser of the term of the lease or the life of the asset.

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

                                                                    INCOME          SHARES       PER SHARE
                                                                 (NUMERATOR)     (DENOMINATOR)    AMOUNT
For the year ended December 31, 1999:
   Earnings per common share:
      Income available to common stockholders..................   $1,275,783                       $.31
                                                                                                   ====
      Weighted average common shares outstanding...............                    4,139,706
   Earnings per common share - assuming dilution:
      Options..................................................       --             624,805
      Warrants.................................................       --              14,065
                                                                  ----------       ---------
      Income available to common stockholders plus assumed
               conversions.....................................   $1,275,783       4,778,576       $.27
                                                                  ==========       =========       ====

                      ADVANTAGE MARKETING SYSTEMS, INC.
                               AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                   INCOME        SHARES       PER SHARE
                                                                 (NUMERATOR)   (DENOMINATOR)    AMOUNT
For the year ended December 31, 1998:
   Earnings per common share:
      Income available to common stockholders..................  $  414,048                     $.10
                                                                                                ====
      Weighted average common shares outstanding...............                    4,191,760
   Earnings per common share - assuming dilution:
      Options..................................................       --             311,651
                                                                 ----------       ----------
      Income available to common stockholders plus assumed
               conversions.....................................  $  414,048        4,503,411    $.09
                                                                 ==========       ==========    ====

For the year ended December 31, 1997:
   Earnings per common share:
      Income available to common stockholders..................   $ 130,026                     $.05
                                                                                                ====
      Weighted average common shares outstanding...............                    2,751,771
   Earnings per common share - assuming dilution:
      Options..................................................         --           825,061
      Warrants.................................................         --           185,810
                                                                  ----------      ----------
      Income available to common stockholders plus assumed
               conversions.....................................   $  130,026       3,762,642     $.04
                                                                  ==========      ==========     ====

         Options to purchase 213,875 shares of common stock at exercise prices ranging from $3.44 to $4.75 per share were outstanding at December 31, 1999 but were not included in the computation of earnings per common share - assuming dilution because the options' exercise price was greater than the average market price of the common shares. Options to purchase 100,000 shares of common stock at $2.56 per share were outstanding at December 31, 1999 but were not included in the computation of earnings per common share - assuming dilution because the options were based on a condition which had not yet been met.

         Options to purchase 130,358 shares of common stock at exercise prices ranging from $2.80 to $3.60 per share and 5,000 shares of common stock at $6.00 per share were outstanding at December 31, 1998 and 1997, respectively, but were not included in the computation of earnings per common share - assuming dilution because the options' exercise price was greater than the average market price of the common shares.

         Warrants to purchase 130,000 shares of common stock at $5.40 per share and 1,962,211 shares of common stock at exercise prices ranging from $3.40 to $5.40 were outstanding at December 31, 1999 and 1998, respectively, but were not included in the computation of earnings per common share - assuming dilution because the warrants' exercise price was greater than the average market price of the common shares. There were no antidulitive warrants to purchase shares of common stock at December 31, 1997.

         RECENTLY ISSUED ACCOUNTING STANDARDS - In 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments. The impact on the Company's consolidated financial statements from the adoption of SFAS NO. 133 has not yet been determined. This statement is effective for all fiscal quarters beginning after January 1, 2001. The Company will adopt SFAS No. 133 on January 1, 2001 as required.

         In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. In addition, SFAS No. 130 requires the Company to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately in

                      ADVANTAGE MARKETING SYSTEMS, INC.
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

         the stockholders' equity section of the consolidated balance sheet. The Company has adopted SFAS No. 130 as required.

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

2.       MARKETABLE SECURITIES

         A summary of the amortized cost, unrealized gains and losses and fair values of marketable securities at December 31, 1999 follows:

                                                                    DECEMBER 31, 1999
                                                    -----------------------------------------------
                                                     AMORTIZED       GROSS  UNREALIZED      FAIR
Available-for-Sale:                                     COST         GAINS     LOSSES       VALUE
                                                    -----------    -------- ----------   ----------
  Other Securities...............................   $ 1,822,860    $ 43,100  $ (60,075)  $1,805,885
                                                    ===========    ========  =========   ==========

Held-to-Maturity:
  U.S. Government obligations....................   $ 2,273,743    $  --     $ (39,129)  $2,234,614
                                                    ===========    ========  =========   ==========

         A comparison of the amortized cost and fair value of the Company's marketable debt securities at December 31, 1999 by maturity date follows:

                                                            AVAILABLE FOR SALE   HELD TO MATURITY
                                                               FAIR VALUE        AMORTIZED COST
                                                            ------------------  -----------------
One year or less........................................... $         $14,625   $       983,020
Two years through five years...............................           105,453           300,000
Five years through ten years...............................           110,963           990,723
More than ten years........................................           137,814              --
                                                            ------------------  -----------------
Total...................................................... $         368,$55   $     2,273,743
                                                            ==================  =================

3.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                                                  1999          1998
                                                              --------------------------
Office furniture, fixtures and equipment..................... $ 2,403,535     $1,466,273
Vehicles.....................................................     717,862        193,982
Leasehold improvements.......................................      57,756         38,936
                                                              -----------     ----------
                                                                3,179,153      1,699,191

Accumulated depreciation and amortization....................    (976,268)      (608,911)
                                                              -----------     ----------
Total property and equipment, net............................ $ 2,202,885     $1,090,280
                                                              ===========     ==========

         Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $367,357, $203,972, and $119,986, respectively.

                      ADVANTAGE MARKETING SYSTEMS, INC.
                               AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

4.       LEASE AGREEMENTS

         During 1999 and 1998, the Company entered into various capital leases for office equipment. The lease terms range from 24 to 60 months. Additionally, annual lease rental payments for each lease range from $700 to $40,000 per year. The schedule of future minimum lease payments below reflects all payments under the leases.

         The property and equipment accounts include $453,768 and $422,616 for leases that have been capitalized at December 31, 1999 and 1998, respectively. Related accumulated amortization amounted to $171,420 and $128,338 at December 31, 1999 and 1998, respectively.

         The Company leases office and warehouse space under noncancellable operating leases.

         Future annual minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms of one year or more at December 31, 1999 are as follows:

                                                                     CAPITAL     OPERATING
                                                                     LEASES        LEASES        TOTAL
                                                                    ---------    ---------    -----------
Year ending:
2000.............................................................   $  99,429    $ 188,458    $  287,887
2001.............................................................      92,389      196,470       288,859
2002.............................................................      57,019      192,534       249,553
2003.............................................................      59,493       99,375       158,868
2004.............................................................       2,815       32,607        35,422
Minimum lease payments thereafter................................         --         2,724         2,724
                                                                    ---------    ---------    ----------
Total minimum lease payments.....................................   $ 311,145    $ 712,168    $1,023,313
                                                                                 =========    =========
Less amount representing interest................................      41,455
                                                                    ---------
Present value of net minimum lease payments......................     269,690
Less current portion.............................................      80,843
                                                                    ---------
Long-term capital lease obligations..............................   $ 188,847
                                                                    =========

         Rental expense under operating leases for the years ended December 31, 1999, 1998 and 1997 was $167,831, $147,166, and $88,632, respectively.

5.       STOCKHOLDERS' EQUITY

         COMMON STOCK - On March 4, 1998, the Company announced it's intent to repurchase up to $1 million of the Company's Common Stock in the open market for cash. In connection with such repurchase, the Company filed with the Securities and Exchange Commission pursuant to Section 13(e)(1) of the Securities Exchange Act of 1934, as amended, an Issuer Tender Offer Statement on March 4, 1998. As of December 31, 1999 and 1998, the Company had repurchased 201,185 and 134,500 shares of the Common Stock at a total cost of $699,307 and $377,871, respectively.

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

                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

         COMMON STOCK OPTIONS AND OTHER WARRANTS - During 1999, the Company granted 291,461 options at exercise prices ranging from $2.00 per share to $4.75 per share. Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. During 1999 the Company recognized $52,600 in compensation expense related to the issuance of stock options. A total of 122,750 and 100,000 of the options granted during 1999 were unexercisable at December 31, 1999 due to a six month vesting period and a contingency requirement, respectively. During 1999, 15,358 options were exercised with 6,884 mature shares (shares owned by the optionee in excess of six months as of the date of exercise). In addition, during the period 31,400 options were canceled and 18,750 options expired.

         During 1998, the Company granted 809,819 options at exercise prices ranging from $1.75 per share to $3.00 per share. Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. A total of 418,819 of the options granted during 1998 were unexercisable at December 31, 1998 due to a six month vesting period. During 1998, 57,306 options were exercised for 31,025 mature shares. In addition, during this period 519,944 options with a weighted average exercise price of $2.32 per share were voluntarily surrendered and canceled by the Company in exchange for an equal number of options, with a weighted average exercise price of $1.82 and 97,580 other options were canceled without exchange for new options. The exercise price of the exchanged options was equal to the market value of the Company's stock on the date of exchange. There was no expense recognized in the Company's financial statements relating to the exchange. See Note 6 for the pro forma effects of SFAS 123 ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123").

         During 1997, the Company granted 493,100 options at exercise prices ranging from $2.70 per share to $6.00 per share. Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. Options granted on December 26, 1997 have a six month vesting period. During 1997, 135,695 options were exercised of which 46,945, 42,500 and 46,250 were exercised for cash, 15,769 mature shares and notes receivable, respectively. In addition, during this period 319,250 options with a weighted average exercise price of $4.67 per share were voluntarily surrendered and canceled by the Company in exchange for an equal number of options, with an exercise price of $2.70 per share, 125,000 other warrants were canceled without exchange for new warrants or options and 2,499 options expired. The exercise price of the exchanged option was equal to the market

                      ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

         value of the Company's stock on the date of exchange. There was no expense recognized in the Company's financial statements relating to the exchange. See Note 6 for the pro forma effects of SFAS 123.

         The following table summarizes the Company's stock option and other warrants activity for the years ended December 31, 1999, 1998 and 1997:

                                         WEIGHTED                   WEIGHTED                   WEIGHTED
                                         AVERAGE                    AVERAGE                     AVERAGE
                                         EXERCISE                   EXERCISE                    EXERCISE
                              1999         PRICE          1998        PRICE            1997      PRICE
                             ---------   -------       ---------    --------       ---------    --------
Options and other
   warrants outstanding,
    beginning of year.....   1,543,322     $2.09       1,439,583      $2.28        1,528,927     $2.49

Options and other
    warrants issued
    during the year.......     291,461     2.92          809,819       1.93          493,100      3.68

Options and other
   warrants exercised
   during the year........     (15,358)    2.28          (57,306)      2.17         (135,695)     1.64

Options and other
   warrants cancelled
   during the year........     (31,400)    2.09         (617,524)      2.35         (444,250)     4.75

Options and other
   warrants expired
   during the year........     (18,750)    2.16          (31,250)      1.60           (2,499)     1.60
                              --------                 ---------                   ---------
Options and other
   warrants  outstanding,
   end of year............   1,769,275    $2.22        1,543,322      $2.09        1,439,583     $2.28
                             =========                 =========                   =========

         The weighted average grant-date fair value of options and other warrants granted during 1999, 1998 and 1997 was $1.39, $1.05 and $1.20 per share, respectively.

                                  OPTIONS AND OTHER WARRANTS              OPTIONS AND OTHER WARRANTS
                                         OUTSTANDING                              EXERCISABLE
                            -------------------------------------------------------------------------
                                           WEIGHTED-
                                            AVERAGE       WEIGHTED-                       WEIGHTED-
                            NUMBER         REMAINING       AVERAGE           NUMBER        AVERAGE
         RANGE OF           OUTSTANDING   CONTRACTUAL      EXERCISE        EXERCISABLE     EXERCISE
      EXERCISE PRICES       AT 12/31/99      LIFE           PRICE          AT 12/31/99       PRICE
      ---------------       ----------    -----------     ---------        -----------    ---------
        $1.75 - $4.75        1,769,275      3.7 years       $2.22            1,546,525       $2.09

                      ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

         COMMON STOCK WARRANTS - The following table summarizes the Company's common stock warrants and their activity for the years ended December 31, 1999, 1998 and 1997:

                                                               WARRANTS
                                                              ISSUED AND    EXERCISE
                                                              OUTSTANDING     PRICE       EXERCISE PERIOD
                                                              -----------   --------    -------------------
December 31, 1999:
    1997-A Warrants.........................................      337,211     $3.40      1/31/97 - 11/06/02
                                                              ===========
    Redeemable Common Stock Purchase Warrants...............    1,495,000     $3.40     11/06/97 - 11/06/02
                                                              ===========
    Underwriters' Warrants .................................      130,000     $5.40     11/12/98 - 11/12/02
                                                              ===========
December 31, 1998:
    1997-A Warrants.........................................      337,211     $3.40       1/31/97 - 1/31/02
                                                              ===========
    Redeemable Common Stock Purchase Warrants...............    1,495,000     $3.40     11/06/97 - 11/06/02
                                                              ===========
    Underwriters' Warrants .................................      130,000     $5.40     11/12/98 - 11/12/02
                                                              ===========
December 31, 1997:
    Class A Warrants, beginning of year.....................      524,360     $6.00       4/26/89 - 7/26/97
    Class A Warrants redeemed during the year...............     (524,360)    $6.00
                                                              -----------
    Class A Warrants, end of year...........................         --
                                                              -----------
    Class B Warrants, beginning of year.....................      525,860     $8.00       4/26/89 - 7/26/97
    Class B Warrants redeemed during the year...............     (525,860)    $8.00
                                                              -----------
    Class B Warrants, end of year...........................         --
                                                              ===========
    1997-A Warrants, beginning of year......................         --
    1997-A Warrants issued during the year..................      337,211    $12.00      1/31/97 - 11/06/02
                                                              -----------
    1997-A Warrants, end of year............................      337,211
                                                              ===========
    Redeemable Common Stock Purchase Warrants,
       beginning of year....................................         --
    Redeemable Common Stock Purchase Warrants,
       issued during the year...............................    1,495,000     $5.40     11/06/97 - 11/06/02
                                                              -----------
    Redeemable Common Stock Purchase Warrants,
       end of year..........................................    1,495,000
                                                              ===========
    Underwriters' Warrants, beginning of year...............         --
    Underwriters' Warrants issued during the year...........      130,000     $5.40     11/12/98 - 11/12/02
                                                              -----------
    Underwriters' Warrants, end of year.....................      130,000
                                                              ===========

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

         As of January 6, 1998, the exercise price of the Redeemable Common Stock Purchase Warrants was adjusted from $5.40 to $3.40.

         There was no expense recognized in the Company's financial statements relating to either of the warrant exercise price reductions as the changes only affected allocations of additional paid-in capital because the Redeemable Common Stock Purchase Warrants and the 1997-A Warrants were issued in conjunction with an equity offerings of the Company. The reduced exercise prices exceeded the market value of the Company's common stock on the date of the reduction.

         The Redeemable Common Stock Purchase Warrants are subject to redemption by the Company at $0.25 per warrant. All of the outstanding Redeemable Common Stock Purchase Warrants must be redeemed if any are redeemed. The

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

6.       STOCK OPTION PLAN

         During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for grant can consist of
         (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and
         (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors, and consultants. Nonemployee directors are excluded from Plan participation. The option price for shares of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options may be exercised within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. No stock appreciation rights are attached to any options outstanding. During the years ended December 31, 1999 and 1998 the Company issued 160,061 and 281,295 options, respectively under the Plan. At
         December 31, 1999 and 1998, the Company had 1,769,275 and 1,543,322,
         respectively, stock options outstanding of which only 591,650 and 441,589, respectively, were issued pursuant to the plan.

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation awards. Accordingly, no compensation cost has been recognized in the accompanying consolidated financial statements. The following pro forma data is calculated net of tax as if compensation cost for the Company's stock-based compensation awards (see also Note 5) was determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123.

                                                        YEARS ENDED DECEMBER 31,
                                                    --------------------------------
                                                        1999        1998        1997
                                                    ----------  ----------   ---------
Net income as reported............................  $1,275,783  $   414,04   $ 130,026
  Adjustment, net of tax..........................    (113,466)   (233,329)   (467,554)
                                                    ----------  -----------  ---------
Pro forma net income (loss).......................  $1,162,317  $  180,719   $(337,528)
Net income per common share as reported...........  $      .31  $      .10   $     .05
  Adjustment, net of tax..........................        (.03)       (.06)      (0.17)
                                                    ---------- ------------  ---------
Pro forma net income (loss) per common share......  $      .28  $      .04   $   (0.12)
Pro forma net income (loss) per common share -
  assuming dilution...............................  $      .24  $      .04   $   (0.12)
Weighted average common shares outstanding........   4,139,706   4,191,760   2,751,771
Weighted average common shares outstanding -
  assuming dilution...............................   4,778,576   4,503,411   2,751,771

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rates of 5.41, 4.50 and 5.93 percent; no dividend yield or assumed forfeitures; expected lives of 3.7, 5.4 and 6.7 years;

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

         and volatility of 60, 59 and 60 percent. The pro forma amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year.

7.       RELATED PARTIES

         During 1999, 1998 and 1997, the Company received $6,724, $6,822 and $7,157, respectively, from Pre-Paid Legal Services, Inc., a shareholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal Services, Inc.

         During 1995, John W. Hail, an affiliate, entered into lease agreements covering telephone equipment and related software and requiring monthly rental payments. Such equipment and software are utilized exclusively by the Company. During the years ended December 31, 1998 and 1997 the Company made aggregate monthly payments pursuant to such lease agreements of $17,939 and $19,427, respectively. As of December 31, 1998 the leases had terminated.

         On October 8, 1998, John W. Hail, an affiliate, surrendered an option to purchase 100,000 shares of the Company's common stock for $2.70 per share with an expiration date of May 20, 2007 in exchange for an option having the same terms other than an exercise price of $1.75 per share of common stock, which was equal to the fair value of the common stock on the date of exchange. These options became exercisable on April 8, 1999.

         During the first quarter of 1998, the Company agreed to loan John W. Hail, an affiliate, up to $250,000. Subsequently, the Company agreed to loan up to an additional $75,000. The loans are secured, bear interest at eight percent per annum, and were due on March 31, 1999. The loans were extended until March 31, 2000. As of December 31, 1999, the balance due on these loans was $313,761 plus accrued interest. The loans and extension were unanimously approved by the Company's board of directors.

         During the years ended December 31, 1999 and 1998, the Company paid Pat Dungan, wife of Jimmy L. Dungan, a Director of the Company, sales commissions of $119,626 and $76,696, respectively. These commissions were based on purchases by the Dungans and their downline distributors in accordance with the Company's network marketing program in effect at the time of the sales.

8.       INCOME TAXES

         On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Management has concluded that it is more likely than not that a tax benefit will be realized from its deferred tax assets. The Company's deferred tax assets relate primarily to net operating loss carryforwards for income tax purposes at December 31, 1999, totaling approximately $210,000, which are limited as to use and will begin to expire in 2010. The Company has a net deferred tax asset at December 31, 1999 and 1998, of $82,585 and $188,773,
         respectively.

         Income taxes for 1999 and 1998 are comprised of current taxes of $563,394 and $2,196 and deferred taxes of $112,631 and $251,144, respectively. Income taxes for 1997 are comprised of deferred taxes. A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the years ended December 31, 1999, 1998, and 1997 is as follows:

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                 1999      1998    1997
                                                                 ----      ----    ----
          Statutory federal income tax rate...................   34.0%     34.0%   34.0%
          State tax effective rate............................    4.0       4.0     4.6
          Permanent differences...............................    1.1       2.3     6.4
          Benefit of graduated tax rates......................    0.0       0.0    (4.8)
          Change in effective rate............................    0.0       0.0    (8.7)
          Other...............................................   (4.5)     (2.3)    0.0
                                                                 ----      ----    ----
          Effective income tax rate...........................   34.6%     38.0%   31.5%
                                                                 ====      ====    ====

         The change in the total deferred tax net assets from December 31, 1998 to December 31, 1999 was $106,188. This difference is allocated as $112,631 and $6,444 to December 31, 1999 net income and stockholder's equity, respectively. Deferred tax liabilities and assets at December 31, 1999 and 1998 are comprised of the following:

                                                                                 DECEMBER 31,
                                                                           ------------------------
                                                                              1999         1998
                                                                           ------------------------
          Deferred tax liabilities:
            Depreciation and amortization................................  $(48,717)    $ (38,037)
                                                                           --------     ---------
                       Total deferred tax liabilities....................   (48,717)      (38,037)
                                                                           --------
          Deferred tax assets:
            Net operating loss carryforwards.............................    79,209       160,889
            Reserves.....................................................    39,785        49,404
            Other........................................................    12,308        16,517
                                                                           --------     ---------
                        Total deferred tax assets........................   131,302       226,810
                                                                           --------     ---------

          Net deferred taxes.............................................    82,585       188,773
          Less current portion of net deferred tax assets................    60,797        93,496
                                                                           --------     ---------
          Noncurrent portion.............................................  $ 21,788     $  95,277
                                                                           ========     =========

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

         In connection with the CII Acquisition, the excess of the purchase price of $135,340, which includes $3,549 of transaction costs, over the negative $63,985 fair value of assets of CII acquired, net of liabilities assumed, has been allocated $179,325 to goodwill and $20,000 to a covenant not to complete. Goodwill and the covenant not to compete dwill be amortized over 20 year and 47 month periods, respectively.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

         The Company purchased all of the assets, including the network marketing organizations, of Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., and Now International, Inc. pursuant to an Asset Purchase Agreement dated April 16, 1997. In connection with the SNSI Asset Purchase, the Company paid cash of $1,174,441 and issued 125,984 shares of Common Stock at closing. As a result of the SNSI Asset Purchase, the Company added 39 products to its line, 38 in the weight management and dietary supplement categories and one in the personal care category, and 3,000 additional distributors.

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


                                                 YEAR ENDED DECEMBER 31,
                                                -------------------------
                                                   1998           1997
                                                ------------  -----------
Net revenues...................................  $13,228,000  $10,776,000
Net income.....................................  $   397,000  $   142,000
Net income per common share....................  $       .09  $       .05
Net income per common share - assuming dilution  $       .09  $       .04

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

10.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                         YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                      1999      1998       1997
                                                                 ------------ ---------  --------------
           Cash paid during the year for:
                Interest.......................................  $     18,381 $  34,663  $       33,012
                Income taxes...................................        12,020      --             2,196
          Noncash financing and investing activities:
                Property and equipment acquired by capital lease      101,133    99,007         147,508
                Deferred offering costs not yet paid...........          --        --           180,450
           Acquisition of Chambre' International, Inc.:
                 Fair value of assets acquired.................  $       --   $    --    $      (84,802)
                 Fair value of covenant not to compete.........          --        --           (20,000)
                 Purchase price in excess of tangible assets
                   acquired and covenant not to compete........          --        --          (179,325)
                 Fair value of common stock issuance...........          --        --            84,000
                 Liabilities assumed...........................          --        --           148,787
                                                                 ------------ ---------  --------------
                 Cash paid to purchase Chambre' International,
                    Inc........................................  $       --  $      --   $      (51,340)
                                                                 ------------ ---------  --------------
           SNSI asset purchase:
                 Fair value of assets acquired.................  $       --  $      --   $      (84,063)
                 Fair value of covenant not to compete.........          --         --         (500,000)
                 Purchase price in excess of tangible assets
                    acquired and covenant not to compete.......          --         --       (1,490,378)
                 Fair value of common stock issuance...........          --         --          800,000
                                                                 ------------ ---------  --------------
                 Cash paid to purchase SNSI assets.............  $       --  $      --   $   (1,274,441)
                                                                 ------------ ---------  --------------
          ToppMed, Inc. asset purchase:
                 Fair value of covenant not to compete.........  $       --  $ (64,000)  $        --
                 Purchase price in excess of tangible assets
                    acquired and covenant not to compete.......          --   (128,000)           --
                                                                 ------------ ---------  --------------
                 Cash paid to purchase ToppMed, Inc. assets....  $       --  $(192,000)  $        --
                                                                 ------------ ---------  --------------

11.      ADDITIONAL TAX LIABILITY

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

12.      COMMITMENTS AND CONTINGENCIES

         RECENT REGULATORY DEVELOPMENTS - A significant portion of the
         Company's net sales has been, and is expected to continue to be, dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 66.6 percent, 49.7 percent, and 29.5 percent of net sales for the years ended 1999, 1998 and 1997, respectively.
         One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects. Currently, the Company offers AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration ("FDA") issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for the Company's product). On June 4, 1997, the FDA proposed regulations which will, if adopted as proposed, significantly limit the ability of the Company to sell AM-300 and any other weight management products which contain ephedra or ephedrine. The proposed regulations were subject to comment until December 2, 1997. The proposed regulations will become effective 180 days following their issuance as final regulations. Several trade organizations in the dietary supplement industry have commented on the proposed regulations, requesting substantial modifications. It is probable that the FDA will make material changes to the proposed regulations prior to adoption. Relatedly, the United States General Accounting Office recently issued a report dated July 2, 1999 to a committee of the U.S. House of Representatives. The Company does not know the effect such report will have on the proposed regulations. There is a risk that AM-300 may become subject to further federal, state, local or foreign laws or regulations. These regulations could require the Company to (i) withdraw or reformulate its AM-300 product with reduced ephedrine levels or with a substitute for ephedra or ephedrine, (ii) relabel its product with different warnings or revised directions for use, or (iii) not make certain statements, possibly including weight loss claims, with respect to any product containing ephedra or ephedrine. Even in the absence of further laws or regulation, the Company may elect to reformulate or relabel its AM- 300 product containing ephedra or ephedrine. While the Company believes that its AM-300 product could be reformulated and relabeled, there is no assurance that such reformulation and relabeling will not adversely affect sales. Consequently, management is unable at the present time to predict the ultimate resolution of these issues, nor their ultimate impact on the Company's results of operation or financial position.

         PRODUCT LIABILITY - The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company has liability insurance coverage. The limits of this coverage are $4,000,000 per occurrence and $5,000,000 aggregate. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the manufacturers of the Company's products carry product liability insurance which covers the Company's products. The Company has agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by the Company, and the Company has agreed to indemnify Chemins against claims arising from claims made by the Company's distributors for products manufactured by Chemins and marketed by the Company. Although the Company has never had a product liability claim, such claims against the Company could result in material losses to the Company.

                                  * * * * * *