Form 10QSB
period 2000-03-31
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 2000-05-11
CIK 841866

                                   FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------
                                       OR

                 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

     For Quarter Ended                             Commission File Number
      March 31, 2000                                      001-13343
     -----------------                             ----------------------


                        ADVANTAGE MARKETING SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Oklahoma                                      73-1323256
---------------------------------               ----------------------------
(State or other jurisdiction                    (IRS Employer Identification
of incorporation or organization)                           Number)

        2601 N.W. Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (405) 842-0131
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X      No
                                                              ---        ---

State the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                            4,290,446
------------------------------                  ----------------------------
Title of Class                                  Number of Shares outstanding
                                                       at May 8, 2000


Exhibit Index appears on page 18

                        ADVANTAGE MARKETING SYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


                                Table of Contents


Part I - Financial Information
Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets..........................     3
           Condensed Consolidated Statements of Income....................     4
           Condensed Consolidated Statements of Cash Flows................     5
           Notes to Condensed Consolidated Financial Statements...........     6
           Independent Accountants' Review Report.........................    11
Item 2.  Management's Discussion and Analysis or Plan of Operation........    12
Part II - Other Information...............................................    16
Item 1.  Legal Proceedings................................................    16
Item 2.  Changes in Securities and Use of Proceeds........................    16
Item 3.  Defaults Upon Senior Securities..................................    16
Item 4.  Submission of Matters to a Vote of Security Holders..............    16
Item 5.  Other Information................................................    16
Item 6.  Exhibits and Reports on Form 8-K.................................    16


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                        MARCH 31,     DECEMBER 31,
                                                     ASSETS                                2000          1999
                                                                                       -----------    ------------
CURRENT ASSETS:
  Cash and cash equivalents.........................................................   $   315,568    $ 1,662,894
  Marketable securities, held to maturity...........................................       593,866        983,020
  Receivables - net of allowance of $55,332.........................................       868,834        319,519
  Receivable from affiliate.........................................................       533,761        313,761
  Inventory.........................................................................       901,769        927,591
  Deferred income taxes.............................................................        56,726         60,797
  Other assets......................................................................       312,781        187,496
                                                                                       -----------    -----------
              Total current assets..................................................     3,583,305      4,455,078
MARKETABLE SECURITIES, Available for sale, at fair value............................     1,561,026      1,805,885
MARKETABLE SECURITIES, Held to maturity.............................................     1,705,969      1,290,723
RECEIVABLES.........................................................................       130,474        126,624
PROPERTY AND EQUIPMENT, Net.........................................................     2,194,729      2,202,885
GOODWILL, Net.......................................................................     1,592,099      1,618,826
COVENANTS NOT TO COMPETE, Net.......................................................       418,135        436,845
DEFERRED INCOME TAXES...............................................................        20,327         21,788
OTHER ASSETS........................................................................       213,836        201,729
                                                                                       -----------    -----------
TOTAL...............................................................................   $11,419,900    $12,160,383
                                                                                       ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..................................................................   $   199,134    $   313,492
  Accrued commissions and bonuses...................................................       390,920        319,183
  Accrued other expenses............................................................       387,906        807,246
  Accrued sales tax liability.......................................................       218,680        218,789
  Capital lease obligations.........................................................        74,015         80,843
                                                                                       -----------    -----------
              Total current liabilities.............................................     1,270,655      1,739,553
LONG-TERM LIABILITIES:
  Capital lease obligations.........................................................       173,384        188,847
                                                                                       -----------    -----------
               Total liabilities....................................................     1,444,039      1,928,400
                                                                                       -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
  Preferred stock - $.0001 par value; authorized 5,000,000 shares; none issued......            --             --
  Common stock - $.0001 par value; authorized 495,000,000 shares; issued
  4,669,622 and 4,283,988 shares, outstanding 4,289,442 and 4,082,803 shares,
  respectively......................................................................           467            428
  Paid-in capital...................................................................    11,013,009     10,232,700
  Notes receivable for exercise of options..........................................       (50,999)       (50,999)
  Retained earnings.................................................................       891,408        759,692
  Accumulated other comprehensive loss, net of tax..................................        (1,489)       (10,531)
                                                                                       -----------    -----------
                 Total capital and retained earnings................................    11,852,396     10,931,290
  Less cost of treasury stock (380,180 and 201,185 shares, common, respectively)....   (1,876,535)       (699,307)
                                                                                       -----------    -----------
                Total stockholders' equity..........................................     9,975,861     10,231,983
                                                                                       -----------    -----------
TOTAL...............................................................................   $11,419,900    $12,160,383
                                                                                       ===========    ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE PERIODS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                     ---------------------------
                                                                       2000              1999
                                                                     ----------       ----------
Net sales .......................................................    $7,003,936       $4,391,930

Cost of sales ...................................................     4,692,002        3,013,167
                                                                     ----------       ----------

    Gross profit ................................................     2,311,934        1,378,763

Marketing, distribution and administrative expenses .............     1,920,769        1,078,285
                                                                     ----------       ----------

    Income from operations ......................................       391,165          300,478

Other income (expense):

Interest and dividends, net .....................................        89,401           70,946

Other income ....................................................        14,137               --
                                                                     ----------       ----------

    Total other income(expense) .................................       103,538           70,946
                                                                     ----------       ----------

INCOME BEFORE TAXES .............................................       494,703          371,424

TAX EXPENSE .....................................................       187,987          140,993
                                                                     ----------       ----------

NET INCOME ......................................................    $  306,716       $  230,431
                                                                     ==========       ==========

Net income per common share .....................................    $      .07       $      .06
                                                                     ==========       ==========

Net income per common share - assuming dilution .................    $      .05       $      .05
                                                                     ==========       ==========

Weighted average common shares outstanding ......................     4,191,772        4,141,014
                                                                     ==========       ==========

Weighted average common shares outstanding - assuming dilution...     6,163,697        4,488,787
                                                                     ==========       ==========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH, 2000 AND 1999
                                   (UNAUDITED)

                                                                                       MARCH 31,      MARCH 31,
                                                                                         2000           1999
                                                                                      -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.......................................................................  $   306,716    $  230,431
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization...............................................      175,866       123,462
        Deferred taxes..............................................................        5,532       140,993
        Provision for bad debts.....................................................           --         2,562
        Changes in assets and liabilities which provided (used) cash:
           Receivables and commission advances......................................     (553,165)      (83,377)
           Inventory................................................................        25,822      247,471
           Other assets.............................................................     (137,392)       63,498
           Accounts payable and accrued expenses....................................     (462,070)     (153,925)
                                                                                      -----------    ----------
              Net cash (used in) provided by operating activities...................     (638,691)      444,119
                                                                                      -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment..............................................     (122,273)     (228,919)
   Purchases of marketable securities, available for sale...........................      (47,484)           --
   Sale of marketable securities, available for sale................................      275,293            --
   Advances to affiliate............................................................     (220,000)           --
   Repayment of receivable from affiliate...........................................           --        34,235
                                                                                      -----------    ----------
              Net cash used in investing activities ................................     (114,464)     (194,684)
                                                                                      -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock...........................................      780,348            --
   Purchase of treasury stock.......................................................   (1,177,228)           --
   Purchase and cancellation of other warrants......................................     (175,000)           --
   Principal payment on notes payable...............................................           --        (7,112)
   Principal payment on capital lease obligations...................................      (22,291)      (22,942)
                                                                                      -----------    ----------
              Net cash used in financing activities.................................     (594,171)      (29,942)
                                                                                      -----------    ----------

NET INCREASE (DECREASE).............................................................   (1,347,326)      219,493
CASH AND CASH EQUIVALENTS, BEGINNING................................................    1,662,894     5,289,217
                                                                                      -----------    ----------
CASH AND CASH EQUIVALENTS, ENDING...................................................  $   315,568    $5,508,710
                                                                                      ===========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest............................................        4,875         6,894
Cash paid during the period for income taxes........................................      570,000         6,000


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                           ADVANTAGE MARKETING SYSTEMS, INC.
                                    AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                        (UNAUDITED)


1.       UNAUDITED INTERIM FINANCIAL STATEMENTS

         The unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, for the year ended December 31, 1999.

         The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2000.

2.       MARKETABLE SECURITIES

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

         The Company has the intent and ability to hold to maturity its investment in marketable securities classified as held to maturity. Gain or loss on sale of marketable securities is based upon the specific identification method. Total comprehensive income for the three months ended March 31, 2000 was $315,758.

3.       EARNINGS PER SHARE

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

                           ADVANTAGE MARKETING SYSTEMS, INC.
                                    AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                         (UNAUDITED)

                                                                     INCOME          SHARES       PER SHARE
                                                                   (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                                                   -----------   -------------    ---------
Weighted average common shares outstanding:
For the three months ended March 31, 2000:
   Earnings per common share:
     Income available to common stockholders ....................    $306,716      4,191,772         $.07
   Earnings per common share - assuming dilution:
     Options ....................................................       --         1,009,376
     Warrants ...................................................       --           962,549
                                                                     --------      ---------
     Income available to common stockholders plus assumed
         conversions ............................................    $306,716      6,163,697         $.05
                                                                     --------      ---------

For the three months ended March 31, 1999:
   Earnings per common share:
     Income available to common stockholders ....................    $230,431      4,141,014         $.06
   Earnings per common share - assuming dilution:
     Options ....................................................       --           347,773
     Warrants ...................................................       --             --
                                                                     --------      ---------
     Income available to common stockholders plus assumed
         conversions ............................................    $230,431      4,488,787         $.05
                                                                     --------      ---------


         All outstanding options at March 31, 2000 were included in the computation of earnings per common share - assuming dilution. Options to purchase 153,128 shares of common stock ranging from $2.70 to $3.60 per share were outstanding at March 31, 1999 but were not included in the computation of earnings per common share - assuming dilution because the options' exercise prices were greater than the average market price of the common shares.

         All outstanding warrants at March 31, 2000 were included in the computation of earnings per common share - assuming dilution. Warrants to purchase 1,962,211 shares of common stock ranging from $3.40 to $5.40 were outstanding at March 31, 1999, but were not included in the computation of earnings per common share - assuming dilution because the warrants' exercise prices were greater than the average market price of the common shares.

4.       STOCKHOLDERS' EQUITY

         COMMON STOCK -In March 1998, the Company announced and began repurchasing up to $1 million of its common stock in the open market. Furthermore, on January 12, 2000, the Company announced its intent to repurchase up to an additional $2 million of its common stock in the open market. As of March 31, 2000, the Company had repurchased 380,180 shares of its common stock for $1,876,535 or an average of $4.94 per share.

         The Company's policy is to retain earnings to support the expansion of its operations. The Board of Directors of the Company does not intend to pay cash dividends on the Common Stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

         COMMON STOCK OPTIONS AND OTHER WARRANTS - The following table summarizes the Company's stock option and other warrants activity for the three months ended March 31, 2000 and 1999:

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                           THREE MONTHS    WEIGHTED    THREE MONTHS     WEIGHTED
                                              ENDED        AVERAGE        ENDED         AVERAGE
                                             MARCH 31,     EXERCISE      MARCH 31,      EXERCISE
                                               2000          PRICE         1999           PRICE
                                           -----------     --------    ------------     --------
         Options and other
           warrants outstanding,
           beginning of period........     1,769,275        $2.22      1,543,322         $2.09

         Options and other
           warrants issued
           during the period..........        31,754        $5.92          --              --

         Options and other
           warrants canceled
           during the period..........      (139,750)       $3.43         (4,000)        $2.70

         Options and other
           warrants exercised
           during the period..........      (356,461)       $2.18          --              --
                                           ---------                   ---------

         Options and other
           warrants outstanding,
           end of period..............     1,304,818        $2.19      1,539,322         $2.09
                                           =========                   =========

         COMMON STOCK WARRANTS - The following table summarizes the Company's common stock warrants and their activity for the three months ended March 31, 2000 and 1999:

                                                                     WARRANTS
                                                                    ISSUED AND    EXERCISE
                                                                    OUTSTANDING     PRICE       EXERCISE PERIOD
                                                                    -----------   --------    -------------------
         March 31, 2000:
           1997-A Warrants, beginning of period...................     337,211      $3.40     01/31/97 - 11/06/02
           1997-A Warrants, exercised during the period...........     (22,155)     $3.40
                                                                     ---------
           1997-A Warrants, end of period ........................     315,056      $3.40
                                                                     =========
           Redeemable Common Stock Purchase Warrants,
             beginning of period..................................    1,495,000     $3.40     11/06/97 - 11/06/02
           Redeemable Common Stock Purchase Warrants,
             exercised during the period..........................      (29,700)    $3.40
                                                                      ---------
           Redeemable Common Stock Purchase Warrants,
             end of period........................................    1,465,300     $3.40
                                                                      =========
           Underwriters' Warrants.................................      130,000     $5.40     11/12/98 - 11/12/02
                                                                      =========
         March 31, 1999:
           1997-A Warrants........................................      337,211     $3.40     01/31/97 - 11/06/02
           Redeemable Common Stock Purchase Warrants..............    1,495,000     $3.40     11/06/97 - 11/06/02
           Underwriters' Warrants.................................      130,000     $5.40     11/12/98 - 11/12/02

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


         The Redeemable Common Stock Purchase Warrants are subject to redemption by the Company at $0.25 per warrant. All of the outstanding Redeemable Common Stock Purchase Warrants must be redeemed if any are redeemed. The Company may redeem the 1997-A Warrants for $0.0001 per warrant. Any redemption of unexercised 1997-A Warrants would be for all such outstanding warrants. The Underwriters' Warrants were issued in connection with the sale of common stock and Redeemable Common Stock Purchase Warrants in November 1997 and were in addition to other fees paid to the underwriters. The Underwriters' Warrants entitle the holder to purchase one unit consisting of one share of the Company's common stock and one Redeemable Common Stock Purchase Warrant.

5.       STOCK OPTION PLAN

         During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for grant can consist of
         (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and
         (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors, and consultants. Nonemployee directors are excluded from Plan participation. The option price for shares of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options may be exercised within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. No stock appreciation rights are attached to any options outstanding. During the three months ended March 31, 2000, the Company granted 31,754 options while during the same period in 1999 no options were granted under the Plan. At March 31, 2000 and 1999, the Company had 1,304,818 and 1,539,322, respectively, stock options outstanding of which only 514,068 and 437,589, respectively, had been issued pursuant to the Plan.

6.       RELATED PARTIES

         During the three months ended March 31, 2000 and 1999, the Company received approximately $1,481 and $1,978, respectively, from Pre-Paid Legal Services, Inc., a shareholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal Services, Inc.

         During the three months ended March 31, 2000 and 1999, the Company paid Pat Dungan, wife of Jimmy L. Dungan, a Director of the Company, sales commissions of $25,701 and $29,392, respectively. These commissions were based upon purchases by the Dungan's and their downline distributors in accordance with the Company's network marketing program in effect at the time of the sales.

         During the first quarter of 1998, the Company agreed to loan John W. Hail, an affiliate, up to $250,000. Subsequently, the Company agreed to loan up to an additional $75,000. The loans are secured, bear interest at 8% per annum, and were due on March 31, 1999. The loans were extended until March 31, 2000. During the first quarter of 2000, the Company agreed to loan up to an additional $225,000 and extended the maturity date on the loans to December 31, 2000. As of March 31, 2000, the balance due on these loans was $533,761 plus accrued interest. The loans and extensions were unanimously approved by the Company's board of directors.

                           ADVANTAGE MARKETING SYSTEMS, INC.
                                    AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                        (UNAUDITED)


7.       COMMITMENTS AND CONTINGENCIES

         RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales continues to be dependent upon its AM-300 product. Net sales of AM-300 represented 63.8% and 65.1% of net sales for the three months ended March 31, 2000 and 1999, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects. Currently, the Company offers AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for our product). On June 4, 1997, the Food and Drug Administration proposed regulations which will, if adopted as proposed, significantly limit the Company's ability to sell AM-300 and any other weight management products which contain ephedra or ephedrine. The proposed regulations were subject to comment until December 2, 1997. The proposed regulations will become effective 180 days following their issuance as final regulations. However, as of April 30, 2000, no final regulations have been issued. Several trade organizations in the dietary supplement industry have commented on the proposed regulations, requesting substantial modifications. The Company believes it is probable that the Food and Drug Administration will make material changes to the proposed regulations prior to adoption. Relatedly, the United States General Accounting Office recently issued a report dated July 2, 1999 to a committee of the U.S. House of Representatives that the Company believes casts substantial doubt on certain provisions of the Food and Drug Administration's proposed regulations on dietary supplements which contain ephedrine alkaloids. The Company believes there is a risk that its AM-300 product may become subject to further federal, state, local or foreign laws or regulations. These regulations could require the Company to (i) withdraw or reformulate its AM-300 product with reduced ephedrine levels or with a substitute for ephedra or ephedrine, (ii) relabel its product with different warnings or revised directions for use, or (iii) not make certain statements, possibly including weight loss claims, with respect to any product containing ephedra or ephedrine. Even in the absence of further laws or regulation, the Company may elect to reformulate or relabel its AM-300 product containing ephedra or ephedrine. While the Company believes that its AM-300 product could be reformulated and relabeled, there is no assurance that such reformulation and relabeling will not adversely affect its sales. Consequently, management is unable at the present time to predict the ultimate resolution of these issues, nor their ultimate impact on the Company's results of operation or financial position.

         PRODUCT LIABILITY - The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company maintains product liability insurance coverage with limits of $4,000,000 per occurrence and $5,000,000 aggregate. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the manufacturers of the Company's products carry product liability insurance which covers the Company's products. The Company has agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by the Company, and the Company has agreed to indemnify Chemins against claims arising from claims made by the Company's distributors for products manufactured by Chemins and marketed by the Company. Although the Company has never had a product liability claim, such claims against the Company could result in material losses to the Company.

                                          * * * * * *

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders of Advantage Marketing Systems, Inc. and Subsidiaries
Oklahoma City, Oklahoma


We have reviewed the accompanying condensed consolidated balance sheet of Advantage Marketing Systems, Inc. and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Advantage Marketing Systems, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 20, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP

Oklahoma City, Oklahoma
May 8, 2000

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

We market a product line consisting of approximately 101 products in three categories; weight management, dietary supplement and personal care products. These products are marketed through a network marketing organization in which independent distributors purchase products for resale to retail customers as well as for their own personal use.

REPURCHASE OF COMMON STOCK BY THE COMPANY. In March 1998, we announced and began repurchasing up to $1 million of our common stock in the open market. Furthermore, on January 12, 2000, we announced our intent to repurchase up to an additional $2 million of our common stock in the open market. As of March 31, 2000, we had repurchased 380,180 shares of our common stock for $1,876,535 or an average of $4.94 per share.

AMERICAN STOCK EXCHANGE. Our common stock and publicly-held warrants were approved for listing on the American Stock Exchange and began trading under the symbol AMM on June 15, 1999.

WARRANT REGISTRATION. On March 22, 2000, our Registration Statement (number 333-31750) was declared effective by the Securities and Exchange Commission. Under the Registration Statement, we registered 2,092,211 shares of stock underlying our outstanding 1997-A warrants, redeemable common stock purchase warrants and underwriter warrants. During the first quarter of 2000, the closing sale price of our common stock for 20 consecutive trading days exceeded $6.80, which permits ut to call the redeemable common stock purchase warrants for redemption. We also have the right to call the 1997-A warrants for redemption.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of our net sales, selected results of operations for the three months ended March 31, 2000 and 1999. The selected results of operations are derived from our unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

                                                 FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                      ------------------------------------------------------
                                              2000                            1999
                                      ------------------------      ------------------------
                                        AMOUNT         PERCENT        AMOUNT         PERCENT
                                      ----------       -------      ----------       -------
Net sales ........................    $7,003,936        100.0%      $4,391,930        100.0%
Cost of sales:
   Commissions and bonuses .......     2,923,236         41.7        1,864,666         42.5
   Cost of products ..............     1,440,989         20.6        1,115,705         25.4
   Cost of shipping ..............       327,777          4.7           32,796          0.7
                                      ----------       ------       ----------        -----
     Total cost of sales .........     4,692,002         67.0        3,013,167         68.6
                                      ----------       ------       ----------        -----
   Gross profit ..................     2,311,934         33.0        1,378,763         31.4
Marketing, distribution and
   administrative expenses .......     1,920,769         27.4        1,078,285         24.6
                                      ----------       ------       ----------        -----
   Income from operations ........       391,165          5.6          300,478          6.8
Other income (expense):
Interest, net ....................        89,401          1.3           70,946          1.6
Other income (expense) ...........        14,137           .2            --             --
                                      ----------       ------       ----------        -----
   Total other income (expense)...       103,538          1.5           70,946          1.6
                                      ----------       ------       ----------        -----
Income before taxes ..............       494,703          7.1          371,424          8.5
Tax expense ......................       187,987          2.7          140,993          3.2
                                      ----------       ------       ----------        -----
Net income .......................    $  306,716          4.4%      $  230,431          5.2%
                                      ==========       ======       ==========        =====


During the three months ended March 31, 2000 and 1999, we experienced increases in net sales compared to the preceding year. The increases were principally the result of expansion of our network of independent distributors and increased sales of our weight management, dietary supplement and personal care products. We expect to continue to expand our network of independent distributors, which may result in increased sales volume. However, there is no assurance that increased sales volume will be achieved through expansion of our network of independent distributors, or that, if sales volume increases, we will realize increased profitability.

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

Our net sales during the three months ended March 31, 2000, increased by $2,612,006, or 59.5%, to $7,003,936 from $4,391,930 during the three months ended March 31, 1999. The increase was principally attributable to expansion of our network of independent distributors and increased sales of our weight management, dietary supplement and personal care products. During the three months ended March 31, 2000, we made aggregate net sales of $6,960,304 to 46,604 distributors, compared to aggregate net sales during the same period in 1999 of $4,360,509 to 26,805 distributors. At March 31, 2000, we had approximately 71,700 "active" distributors compared to approximately 43,300 at March 31, 1999. A distributor is considered "active" if he or she has purchased $15 on autoship or at least $50 if not on autoship of our product during the previous 12 months. Sales per distributor per month decreased from $54 to $50 for the three months ended March 31, 2000, compared to the same period in 1999.

Our cost of sales during the three months ended March 31, 2000, increased by $1,678,835, or 55.7%, to $4,692,002 from $3,013,167 during the same period in
1999. This increase was attributable to

- an increase of $1,058,570 in distributor commissions and bonuses due to the increased level of sales,

- an increase of $325,284 in the cost of products sold due to the increased level of sales and

- an increase of $294,981 in shipping costs due to the increased level of sales and the effect of our modified pricing structure.

Effective April 1, 1999, we modified our pricing structure to include shipping costs in our product prices. Previously shipping costs had been calculated separately on each order and we reported shipping costs net of these payments. Because our shipping costs are no longer reported net of the separately collected shipping reimbursement, our shipping cost as a percentage of sales have increased. Total cost of sales, as a percentage of net sales decreased to 67% during the three months ended March 31, 2000, from 68.6% during the same period in 1999 due to a decrease in distributor commissions and bonuses as a percentage of net sales to 41.7% from 42.5%, a decrease in cost of products sold to 20.6% of net sales from 25.4% and an increase in cost of shipping to 4.7% of net sales from 0.7%.

Our gross profit increased $933,171, or 67.7%, to $2,311,934 for the three months ended March 31, 2000 from $1,378,763 for the same period in 1999. The gross profit increased as a percentage of net sales to 33% of net sales from 31.4%.

Marketing, distribution and administrative expenses increased $842,484, or 78.1%, to $1,920,769 during the three months ended March 31, 2000, from $1,078,285 during the same period in 1999. This increase was attributable to increased promotional expense designed to increase sales and expansion of our administrative infra-structure necessary to support increased levels of sales The balance of the increase in marketing, distribution and administrative expenses resulted from the higher level of activity and corresponding increases in variable costs, such as postage, telephone, bank card service charges and supplies. The marketing, distribution and administrative expenses as a percentage of net sales increased to 27.4% during the three months ended March 31, 2000, from 24.6% during the same period in 1999.

Our other income (expense) increased by $32,592, or 45.9% to $103,538 during the three months ended March 31, 2000, from $70,946 during the same period in 1999. This increase was primarily attributable to increased earnings from our investment of our excess cash in marketable securities.

Income taxes during the three months ended March 31, 2000 and 1999 were approximately 38% of income before taxes.

As a result of the items above, our net income increased $76,285 to $306,716 during the three months ended March 31, 2000, from $230,431 during the same period in 1999.

SEASONALITY

No pattern of seasonal fluctuations exists due to the growth patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

COMMITMENTS AND CONTINGENCIES

RECENT REGULATORY DEVELOPMENTS - A significant portion of our net sales continues to be dependent upon our AM-300 product. Our net sales of AM-300 represented 63.8% and 65.9% of net sales for the three months ended March 31, 2000 and 1999, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects. Currently, we offer AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for our product). On June 4, 1997, the Food and Drug Administration proposed regulations which will, if adopted as proposed, significantly limit our ability to sell AM-300 and any other weight management products which contain ephedra or ephedrine. The proposed regulations were subject to comment until December 2, 1997. The proposed regulations will become effective 180 days following their issuance as final regulations. However, as of April 30, 2000, no final regulations have been issued. Several trade organizations in the dietary supplement industry have commented on the proposed regulations, requesting substantial modifications. We believe it is probable that the Food and Drug Administration will make material changes to the proposed regulations prior to adoption. Relatedly, the United States General Accounting Office recently issued a report dated July 2, 1999 to a committee of the U.S. House of Representatives that we believe casts substantial doubt on certain provisions of the Food and Drug Administration's proposed regulations on dietary supplements which contain ephedrine alkaloids. We believe there is a risk that our AM-300 product may become subject to further federal, state, local or foreign laws or regulations. These regulations could require us to (i) withdraw or reformulate our AM-300 product with reduced ephedrine levels or with a substitute for ephedra or ephedrine, (ii) relabel our product with different warnings or revised directions for use, or (iii) not make certain statements, possibly including weight loss claims, with respect to any product containing ephedra or ephedrine. Even in the absence of further laws or regulation, we may elect to reformulate or relabel our AM-300 product containing ephedra or ephedrine. While we believe that our AM-300 product could be reformulated and relabeled, there is no assurance that such reformulation and relabeling will not adversely affect our sales. Consequently, we are unable at the present time to predict the ultimate resolution of these issues, nor their ultimate impact on our results of operation or financial position.

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

LIQUIDITY AND CAPITAL RESOURCES

Prior to completion of several equity offerings in 1997, our primary source of liquidity was net cash provided by operating activities and shareholder loans. We do not have any arrangements for significant bank or institutional lending.

At March 31, 2000, we had working capital of $2,312,650, compared to $2,715,525 at December 31, 1999. We believe our cash and cash equivalents and cash flows from operations will be sufficient to fund our working capital needs over the next 12 months. During the three months ended March 31, 2000, net cash used by operating activities was $638,691, net cash used in investing activities was $114,464 and net cash used in financing activities was $594,171. This represented a net decrease in cash during this period of $1,347,326. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses.

During the third quarter of 1999 we began purchasing marketable debt and equity securities. As of March 31, 2000, we had purchased $4,136,154 in securities. These securities have been classified as $1,561,026 in available for sale securities and $2,299,835 in held to maturity securities. We have the intent and ability to hold to maturity our investment in securities classified as held to maturity.

In March 1998, we announced and began repurchasing up to $1 million of our common stock in the open market. Furthermore, on January 12, 2000, we announced out intent to repurchase up to an additional $2 million of our common stock in the open market. As of March 31, 2000, we had repurchased 380,180 shares of our common stock for $1,876,535 or an average of $4.94 per share.

During the first quarter of 1998, we agreed to loan John W. Hail, our Chief Executive Officer and a major shareholder, up to $250,000. Subsequently we also agreed to loan up to an additional $75,000. These loans are secured, bear interest at 8% per annum and became due on March 31, 1999. The loans were extended until March 31, 2000. During the first quarter of 2000, we agreed to loan up to an additional $225,000 and extended the loans until December 31, 2000. As of March 31, 2000, the balance due on these loans was $533,761 plus interest. The loans and extensions were unanimously approved by our board of directors.

On March 22, 2000, our Registration Statement (number 333-31750) was declared effective by the Securities and Exchange Commission. Under this Registration Statement, we registered 2,092,211 shares of stock underlying our outstanding 1997-A warrants, redeemable common stock purchase warrants and underwriter warrants. During the first quarter of 2000, the closing sale price of our common stock for 20 consecutive trading days exceeded $6.80, which permits us to call the redeemable common stock purchase warrants for redemption. The 1997-A warrants and redeemable common stock purchase warrants are exercisable on or before November 6, 2002, for the purchase of 1,832,211 shares of our common stock for $3.40 per share and the underwriter warrants are exercisable on or before November 12, 2002, for the purchase of 130,000 units (consisting of one share of our common stock and one redeemable common stock purchase warrant) for $5.40 per unit. These common stock purchase warrants are exercisable for the purchase of 130,000 shares of our common stock for $3.40 per share.

                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------


Item 1.  LEGAL PROCEEDINGS
            None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
            None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
            None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

Item 5.  OTHER INFORMATION
            None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
            Exhibit 15 - Letter of independent accountants as to unaudited interim financial information.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   REGISTRANT:
                                   ADVANTAGE MARKETING SYSTEMS, INC.


Date:  May 11, 2000                By: /s/ ROGER P. BARESEL
                                       -----------------------------------
                                       Roger P. Baresel, President, Chief
                                       Financial and Accounting Officer