Form 10QSB
period 2000-06-30
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 2000-08-09
CIK 841866

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                ---------------
                                       OR

                 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

For Quarter Ended                                        Commission File Number
 June 30, 2000                                                 001-13343
-----------------                                        ----------------------

                        ADVANTAGE MARKETING SYSTEMS, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Oklahoma                                         73-1323256
--------------------------------                   ----------------------------
  (State or other jurisdiction                     (IRS Employer Identification
of incorporation or organization)                             Number)

       2601 N.W. EXPRESSWAY, SUITE 1210W, OKLAHOMA CITY, OKLAHOMA 73112
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                  (405)842-0131
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                           4,340,305
------------------------------                           ---------
Title of Class                                           Number of Shares outstanding
                                                           at August 3, 2000

Exhibit Index appears on page 19

                        ADVANTAGE MARKETING SYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                TABLE OF CONTENTS

Part I -Financial Information
Item 1. Financial Statements
        Condensed Consolidated Balance Sheets.....................................................     3
        Condensed Consolidated Statements of Income...............................................     4
        Condensed Consolidated Statements of Cash Flows...........................................     5
        Notes to Condensed Consolidated Financial Statements......................................     6
        Independent Accountants' Review Report....................................................    12
Item 2. Management's Discussion and Analysis or Plan of Operation.................................    13
Part II-Other Information.........................................................................    19
Item 1. Legal Proceedings.........................................................................    19
Item 2. Changes in Securities and Use of Proceeds.................................................    19
Item 3. Defaults Upon Senior Securities...........................................................    19
Item 4. Submission of Matters to a Vote of Security Holders.......................................    19
Item 5. Other Information.........................................................................    19
Item 6. Exhibits and Reports on Form 8-K..........................................................    19



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

AM-300-Registered Trademark-, Chambre-Registered Trademark-, Spark of Life-Registered Trademark-, Young at Heart-Registered Trademark-,
Co-Clenz-Registered Trademark-, Stay 'N Shape-Registered Trademark-, Sine-eze-Registered Trademark- and ToppFast-Registered Trademark- are registered trademarks of the Company, and Choc-Quilizer-TM- is a trademark of Tinos, L.L.C.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                          JUNE 30,     DECEMBER 31,
                                   ASSETS                                                   2000            1999
                                   ------                                              ------------   --------------
CURRENT ASSETS:
  Cash and cash equivalents.........................................................        $66,829      $1,662,894
  Marketable securities, Available for sale.........................................      1,091,056              --
  Marketable securities, Held to maturity...........................................             --         983,020
  Receivables - net of allowance of $57,791 and $55,332, respectively...............        676,363         319,519
  Receivable from affiliate.........................................................        533,761         313,761
  Inventory.........................................................................      1,157,223         927,591
  Deferred income taxes.............................................................         21,937          60,797
  Other assets......................................................................        653,967         187,496
                                                                                        -----------     -----------
              Total current assets..................................................      4,201,136       4,455,078
MARKETABLE SECURITIES, Available for sale, at fair value............................        523,372       1,805,885
MARKETABLE SECURITIES, Held to maturity.............................................      1,706,215       1,290,723
RECEIVABLES.........................................................................        424,690         126,624
PROPERTY AND EQUIPMENT, Net.........................................................      2,571,096       2,202,885
GOODWILL, Net.......................................................................      1,565,372       1,618,826
COVENANTS NOT TO COMPETE, Net.......................................................        399,425         436,845
DEFERRED INCOME TAXES...............................................................         41,333          21,788
OTHER ASSETS........................................................................         94,694         201,729
                                                                                        -----------     -----------
TOTAL...............................................................................    $11,527,333     $12,160,383
                                                                                        ===========     ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
CURRENT LIABILITIES:
  Accounts payable..................................................................       $260,035        $313,492
  Accrued commissions and bonuses...................................................        499,779         319,183
  Accrued other expenses............................................................        269,449         807,246
  Accrued sales tax liability.......................................................        193,079         218,789
  Capital lease obligations.........................................................         94,574          80,843
              Total current liabilities.............................................      1,316,916       1,739,553
                                                                                        -----------     -----------
LONG-TERM LIABILITIES:
  Capital lease obligations.........................................................        189,635         188,847
                                                                                        -----------     -----------
              Total liabilities....................................................       1,506,551       1,928,400
                                                                                        -----------     -----------
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY:
  Preferred stock - $.0001 par value; authorized 5,000,000 shares; none issued......             --              --
  Common stock - $.0001 par value; authorized 495,000,000 shares; issued
  4,767,656  and 4,283,988 shares, outstanding 4,335,339 and 4,082,803 shares,
  respectively......................................................................            477             428
  Paid-in capital...................................................................     11,241,793      10,232,700
  Notes receivable for exercise of options..........................................        (48,034)        (50,999)
  Retained earnings.................................................................        971,106         759,692
  Accumulated other comprehensive income (loss), net of tax.........................         21,037         (10,531)
                                                                                        -----------     -----------
                 Total capital and retained earnings................................     12,186,379      10,931,290
  Less cost of treasury stock (432,317 and 201,185 shares, common, respectively)....     (2,165,597)       (699,307)
                                                                                        -----------     -----------
                 Total stockholders' equity.........................................     10,020,782      10,231,983
                                                                                        -----------     -----------
TOTAL...............................................................................    $11,527,333     $12,160,383
                                                                                        ===========     ===========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE PERIODS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                    JUNE 30,                   JUNE 30,
                                                            ----------------------   ------------------------
                                                               2000        1999          2000         1999
                                                            ----------  ----------   -----------   ----------
Net sales..............................................     $7,004,137  $5,534,666   $14,008,073   $9,926,596
Cost of sales..........................................      4,768,194   3,838,533     9,460,196    6,851,700
                                                            ----------  ----------   -----------   ----------
    Gross profit.......................................      2,235,943   1,696,133     4,547,877    3,074,896
Marketing, distribution and administrative expenses....      2,071,476   1,284,927     3,992,245    2,363,212
                                                            ----------  ----------   -----------   ----------
    Income from operations.............................        164,467     411,206       555,632      711,684
Other income (expense):
Interest and dividends, net............................         69,782      81,826       159,183      152,772
Other income (expense).................................       (106,105)       --         (91,968)        --
                                                            ----------  ----------   -----------   ----------
    Total other income(expense)........................        (36,323)     81,826        67,215      152,772
                                                            ----------  ----------   -----------   ----------
INCOME BEFORE TAXES....................................        128,144     493,032       622,847      864,456
TAX EXPENSE............................................         48,446     150,017       236,433      291,010
                                                            ----------  ----------   -----------   ----------
NET INCOME ............................................     $   79,698  $  343,015   $   386,414   $  573,446
                                                            ==========  ==========   ===========   ==========
Net income per common share............................            .02  $      .08   $       .09   $      .14
                                                            ==========  ==========   ===========   ==========
Net income per common share - assuming  dilution.......            .01  $      .07   $       .06   $      .13
                                                            ==========  ==========   ===========   ==========
Weighted average common shares outstanding.............      4,322,491   4,141,014     4,319,911    4,141,014
                                                            ==========  ==========   ===========   ==========
Weighted average common shares outstanding - assuming
dilution...............................................      5,715,513   4,654,114     6,038,590    4,570,855
                                                            ==========  ==========   ===========   ==========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE, 2000 AND 1999
                                   (UNAUDITED)

                                                                                        JUNE 30,     JUNE 30,
                                                                                          2000         1999
                                                                                      -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.......................................................................  $   386,414   $  573,446
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization...............................................      380,451      252,688
        Realized loss on sale on marketable securities, available for sale..........       41,817         --
        Deferred taxes..............................................................       19,315      195,773
        Provision for bad debts.....................................................        2,459        5,385
        Non cash compensation.......................................................         --         52,600
        Changes in assets and liabilities which provided (used) cash:
           Receivables and commission advances......................................     (657,369)     (84,468)

           Inventory................................................................     (229,632)     241,584
            Other assets............................................................     (365,501)     (30,376)
           Accounts payable and accrued expenses....................................     (436,368)      84,993
                                                                                      -----------   ----------
                Net cash (used in) provided by operating activities.................     (858,414)   1,291,625
                                                                                      -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment..............................................     (575,629)    (366,789)
   Purchases of marketable securities, available for sale...........................   (2,309,690)        --
   Sale of marketable securities, available for sale................................    2,495,575         --
   Purchases of marketable securities, held to maturity............................      (415,000)        --
   Maturities of marketable securities, held to maturity............................      961,378         --
   Advances to affiliate............................................................     (220,000)        --
   Repayment of receivable from affiliate...........................................         --         34,235
                                                                                      -----------   ----------
                 Net cash used in investing activities .............................      (63,366)    (332,554)
                                                                                      -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayments of notes receivable for exercise of stock options.....................        2,965         --
   Proceeds from issuance of common stock...........................................    1,009,142         --
   Purchase of treasury stock.......................................................   (1,466,290)        --
   Purchase and cancellation of other warrants......................................     (175,000)        --
   Principal payment on notes payable...............................................         --       (123,787)
   Principal payment on capital lease obligations...................................      (45,102)     (52,859)
                                                                                      -----------   ----------
                 Net cash used in financing activities..............................     (674,285)    (176,646)
                                                                                      -----------   ----------

NET (DECREASE) INCREASE ............................................................   (1,596,065)     782,425
CASH AND CASH EQUIVALENTS, BEGINNING................................................    1,662,894    5,289,217
                                                                                      -----------   ----------
CASH AND CASH EQUIVALENTS, ENDING...................................................  $    66,829   $6,071,642
                                                                                      ===========   ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest............................................  $    10,482   $   10,945
Cash paid during the period for income taxes........................................      951,720        8,000
Noncash financing and investing activities:
     Property and equipment acquired by capital lease...............................       59,621         --

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



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

         The Company has the intent and ability to hold to maturity its investment in marketable securities classified as held to maturity. Gain or loss on sale of marketable securities is based upon the specific identification method. Total comprehensive income for the six months ended June 30, 2000 was $417,982.

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                 INCOME             SHARES         PER SHARE
                                                                               (NUMERATOR)       (DENOMINATOR)       AMOUNT
                                                                               -----------       -------------     ---------
Weighted average common shares outstanding:
For the three months ended June 30, 2000:
   Earnings per common share:
     Income available to common stockholders ................................  $    79,698           4,322,491        $.02
                                                                                                                      ----
   Earnings per common share - assuming dilution:
      Options ...............................................................         --               762,385
      Warrants ..............................................................         --               630,637
                                                                               -----------           ---------
      Income available to common stockholders plus assumed
               conversions ..................................................  $    79,698           5,715,513        $.01
                                                                               -----------           ---------        ----
For the three months ended June 30, 1999:
   Earnings per common share:
      Income available to common stockholders ...............................  $   343,015           4,141,014        $.08
                                                                                                                      ----
   Earnings per common share - assuming dilution:
      Options ...............................................................         --               513,100
                                                                               -----------           ---------
      Income available to common stockholders plus assumed
               conversions ..................................................  $   343,015           4,654,114        $.07
                                                                               -----------           ---------        ----

Weighted average common shares outstanding:
For the six months ended June 30, 2000:
   Earnings per common share:
     Income available to common stockholders ................................  $   386,414           4,319,911        $.09
                                                                                                                      ----
   Earnings per common share - assuming dilution:
      Options ...............................................................                          888,984
      Warrants ..............................................................         --               829,695
                                                                               -----------           ---------
      Income available to common stockholders plus assumed
               conversions ..................................................  $   386,414           6,038,590        $.06
                                                                               -----------           ---------        ----

For the six months ended June 30, 1999:
Earnings per common share:
      Income available to common stockholders ...............................  $   573,446           4,141,014        $.14
                                                                                                                      ----
   Earnings per common share - assuming dilution:
      Options ...............................................................         --               429,841
                                                                               -----------           ---------
      Income available to common stockholders plus assumed
               conversions ..................................................  $   573,446           4,570,855        $.13
                                                                               -----------           ---------        ----

         Options to purchase 120,429 shares of common stock ranging from $5.69 to $6.13 per share and 125,000 shares of common stock at $3.60 per share were outstanding at June 30, 2000 and 1999, respectively, but were not included in the computation of earnings per common share - assuming dilution for the three months ended because the options' exercise prices were greater than the average market price of the common shares. Options to purchase 40,492 shares of common stock ranging from $5.94 to $6.13 per share and 130,358 shares of common stock ranging from $2.80 to $3.60 per share were outstanding at June 30, 2000 and 1999, respectfully, but were not included in the computation of earnings per common share assuming dilution for the six months ended because the options' exercise prices were greater than the average market price of the common shares.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


         Warrants to purchase 130,000 shares of common stock at $5.40 were outstanding at June 30, 2000, but were not included in the computation of earnings per common share - assuming dilution for the three months ended because the warrants' exercise prices were greater than the average market price of the common shares. Warrants to purchase 1,962,211 shares of common stock ranging from $3.40 to $5.40 were outstanding at June 30, 1999, but were not included in the computation of earnings per common share assuming dilution for the three months ended because the warrants' exercise prices were greater than the average market price of the common shares. All outstanding warrants at June 30, 2000 were included in the computation of earnings per common share - assuming dilution for the six months ended. Warrants to purchase 1,962,211 shares of common stock ranging from $3.40 to $5.40 were outstanding at June 30, 1999, but were not included in the computation of earnings per common share - assuming dilution for the six months ended because the warrants' exercise prices were greater than the average market price of the common shares.

4.       STOCKHOLDERS' EQUITY

         COMMON STOCK - In March 1998, the Company announced and began repurchasing up to $1 million of its common stock in the open market. Furthermore, on January 12, 2000, the Company announced its intent to repurchase up to an additional $2 million of its common stock in the open market. As of June 30, 2000, the Company had repurchased 432,317 shares of its common stock for $2,165,597 or an average of $5.01 per share.

         The Company's policy is to retain earnings to support the expansion of its operations. The Board of Directors of the Company does not intend to pay cash dividends on the Common Stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

         COMMON STOCK OPTIONS AND OTHER WARRANTS - The following table summarizes the Company's stock option and other warrants activity for the three and six months ended June 30, 2000:


                                           THREE MONTHS     WEIGHTED       SIX MONTHS      WEIGHTED
                                               ENDED         AVERAGE          ENDED         AVERAGE
                                             JUNE 30,       EXERCISE         JUNE 30,      EXERCISE
                                               2000           PRICE           2000           PRICE
                                          --------------   -----------   ---------------  -----------
         Options and other
            warrants outstanding,
            beginning of period..........      1,304,818       $2.19         1,769,275        $2.22

         Options and other
            warrants issued
            during the period............        280,650        4.95           312,404         5.05

         Options and other
            warrants canceled
            during the period............          4,174        5.75           129,174         3.67

         Options and other
            warrants exercised
            during the period............         70,900        2.13           427,361         2.17

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                            THREE MONTHS     WEIGHTED      SIX MONTHS       WEIGHTED
                                               ENDED         AVERAGE         ENDED          AVERAGE
                                              JUNE 30,       EXERCISE       JUNE 30,        EXERCISE
                                                2000          PRICE           2000           PRICE
                                            ------------     ---------    -----------      ---------
         Options and Other
            warrants expired
            during the period...........          --             --           14,750           2.00
                                            -------------                 -----------
         Options and other
            warrants  outstanding,
            end of period...............       1,510,394        $2.70      1,510,394          $2.70
                                            =============                 ===========

         COMMON STOCK WARRANTS - The following table summarizes the Company's common stock warrants and their activity for the three and six months ended June 30, 2000:


                                                                         WARRANTS
                                                                        ISSUED AND     EXERCISE
                                                                        OUTSTANDING      PRICE          EXERCISE PERIOD
                                                                        -----------    --------       -------------------
         For the three months ended June 30, 2000:
             1997-A Warrants, beginning of period..................         315,056      $3.40        01/31/97 - 11/06/02
             1997-A Warrants, exercised during the period..........          (6,288)     $3.40
                                                                        -----------
             1997-A Warrants, end of period .......................         308,768      $3.40
                                                                        ===========
             Redeemable Common Stock Purchase Warrants,
                beginning of period................................       1,465,300      $3.40        11/06/97 - 11/06/02
             Redeemable Common Stock Purchase Warrants,
                exercised during the period........................         (29,300)     $3.40
                                                                        -----------
             Redeemable Common Stock Purchase Warrants,
                end of period......................................       1,436,000      $3.40
                                                                        ===========
             Underwriters' Warrants................................         130,000      $5.40        11/12/98 - 11/12/02
                                                                        ===========
         For the six months ended June 30, 2000:
             1997-A Warrants, beginning of period..................         337,211      $3.40        01/31/97 - 11/06/02
             1997-A Warrants, exercised during the period..........         (28,443)     $3.40
                                                                        ===========
             1997-A Warrants, end of period .......................         308,768      $3.40
                                                                        ===========
             Redeemable Common Stock Purchase Warrants,
                beginning of period................................       1,495,000      $3.40        11/06/97 - 11/06/02
             Redeemable Common Stock Purchase Warrants,
                exercised during the period........................         (59,000)     $3.40
                                                                        -----------
             Redeemable Common Stock Purchase Warrants,
                end of period......................................       1,436,000      $3.40
                                                                        ===========
             Underwriters' Warrants................................         130,000      $5.40        11/12/98 - 11/12/02
                                                                        ===========

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


         of the Company's common stock and one Redeemable Common Stock Purchase Warrant.

5.       STOCK OPTION PLAN

         During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for grant can consist of
         (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and
         (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors, and consultants. Nonemployee directors are excluded from Plan participation. The option price for shares of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options may be exercised within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. No stock appreciation rights are attached to any options outstanding. During the six months ended June 30, 2000 and 1999, the Company granted 312,404 and 68,711 options, respectively, under the Plan. At June 30, 2000 and 1999, the Company had 1,510,394 and 1,708,033, respectively, stock options outstanding of which only 732,144 and 506,300, respectively, had been issued pursuant to the Plan.

6.       RELATED PARTIES

         During the three months ended June 30, 2000 and 1999, the Company received approximately $1,557 and $1,455, respectively, from Pre-Paid Legal Services, Inc., a shareholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal Services, Inc. During the six months ended June 30, 2000 and 1999, the Company received $3,038 and $3,253, respectively.

         During the three months ended June 30, 2000 and 1999, the Company paid Pat Dungan, wife of Jimmy L. Dungan, a Director of the Company, sales commissions of $28,255 and $30,366, respectively. During the six months ended June 30, 2000 and 1999, the Company paid Pat Dungan sales commissions of $57,646 and $56,067, respectively. These commissions were based upon purchases by the Dungan's and their downline distributors in accordance with the Company's network marketing program in effect at the time of the sales.

         During the first quarter of 1998, the Company agreed to loan John W. Hail, an affiliate, up to $250,000. Subsequently, the Company agreed to loan up to an additional $75,000. The loans are secured, bear interest at 8% per annum, and were due on March 31, 1999. The loans were extended until March 31, 2000. During the first quarter of 2000, the Company agreed to loan up to an additional $225,000 and extended the maturity date on the loans to December 31, 2000. As of June 30, 2000, the balance due on these loans was $533,761 plus accrued interest. The loans and extensions were unanimously approved by the Company's board of directors.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


7.       COMMITMENTS AND CONTINGENCIES

         RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales continues to be dependent upon its AM-300 product. Net sales of AM-300 represented 67.7% and 67.5% of net sales for the six months ended June 30, 2000 and 1999, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects. Currently, the Company offers AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for our product). On June 4, 1997, the Food and Drug Administration proposed regulations which will, if adopted as proposed, significantly limit the Company's ability to sell AM-300 and any other weight management products which contain ephedra or ephedrine. The proposed regulations were subject to comment until December 2, 1997. The proposed regulations will become effective 180 days following their issuance as final regulations. However, as of July 28, 2000, no final regulations have been issued. Several trade organizations in the dietary supplement industry have commented on the proposed regulations, requesting substantial modifications. The Company believes it is probable that the Food and Drug Administration will make material changes to the proposed regulations prior to adoption. Relatedly, the United States General Accounting Office issued a report dated July 2, 1999 to a committee of the U.S. House of Representatives that the Company believes casts substantial doubt on certain provisions of the Food and Drug Administration's proposed regulations on dietary supplements which contain ephedrine alkaloids. The Company believes there is a risk that its AM-300 product may become subject to further federal, state, local or foreign laws or regulations. These regulations could require the Company to (i) withdraw or reformulate its AM-300 product with reduced ephedrine levels or with a substitute for ephedra or ephedrine, (ii) relabel its product with different warnings or revised directions for use, or (iii) not make certain statements, possibly including weight loss claims, with respect to any product containing ephedra or ephedrine. Even in the absence of further laws or regulation, the Company may elect to reformulate or relabel its AM-300 product containing ephedra or ephedrine. While the Company believes that its AM-300 product could be reformulated and relabeled, there is no assurance that such reformulation and relabeling will not adversely affect its sales. Consequently, management is unable at the present time to predict the ultimate resolution of these issues, nor their ultimate impact on the Company's results of operation or financial position.

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

                                   * * * * * *

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders of Advantage Marketing Systems, Inc. and Subsidiaries
Oklahoma City, Oklahoma


We have reviewed the accompanying condensed consolidated balance sheet of Advantage Marketing Systems, Inc. and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of income for the three and six months ended June 30, 2000 and 1999 and of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

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

Oklahoma City, Oklahoma
July 28, 2000

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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of our net sales, selected results of operations for the six months ended June 30, 2000 and 1999. The selected results of operations are derived from our unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.


                                      FOR THE THREE MONTHS ENDED JUNE 30,          FOR THE SIX MONTHS ENDED JUNE 30,
                                   ----------------------------------------   ----------------------------------------
                                          2000                 1999                  2000                 1999
                                   -------------------  -------------------   -------------------  -------------------
                                    AMOUNT    PERCENT    AMOUNT    PERCENT     AMOUNT    PERCENT    AMOUNT    PERCENT
                                  ---------- --------- ---------- --------- ----------- --------- ---------- ---------
Net sales.....................    $7,004,137   100.0%  $5,534,666   100.0%  $14,008,073   100.0%  $9,926,596   100.0%
                                  ---------- --------- ---------- --------- ----------- --------- ---------- ---------
Cost of sales:
   Commissions and bonuses....     2,867,843    40.9    2,319,032    41.9     5,791,079    41.3    4,183,698    42.1
   Cost of products...........     1,579,670    22.6    1,250,348    22.6     3,020,659    21.6    2,366,053    23.8
   Cost of shipping...........       320,681     4.6      269,153     4.9       648,458     4.6      301,949     3.0
                                  ---------- --------- ---------- --------- ----------- --------- ---------- ---------
     Total cost of sales......     4,768,194    68.1    3,838,533    69.4     9,460,196    67.5    6,851,700    69.0
                                  ---------- --------- ---------- --------- ----------- --------- ---------- ---------
   Gross profit...............     2,235,943    31.9    1,696,133    30.6     4,547,877    32.5    3,074,896    31.0
Marketing, distribution and
    administrative expenses...     2,071,476    29.6    1,284,927    23.2     3,992,245    28.5    2,363,212    23.8
                                  ---------- --------- ---------- --------- ----------- --------- ---------- ---------
   Income from operations.....       164,467     2.3      411,206     7.4       555,632     4.0      711,684     7.2
Other income (expense):

Interest, net.................        69,782     1.0       81,826     1.5       159,183     1.1      152,772     1.5
Other income (expense)........     (106,105)    (1.5)          --      .0       (91,968)    (.7)          --      .0
                                  ---------- --------- ---------- --------- ----------- --------- ---------- ---------
   Total other income
    (expense).................      (36,323)     (.5)      81,826     1.5        67,215      .5      152,772     1.5
                                  ---------- --------- ---------- --------- ----------- --------- ---------- ---------
Income before taxes...........      128,144      1.8      493,032     8.9       622,847     4.4      864,456     8.7
Tax expense...................       48,446       .7      150,017     2.7       236,433     1.7      291,010     2.9
                                  ---------- --------- ---------- --------- ----------- --------- ---------- ---------
Net income....................    $  79,698      1.1%  $  343,015     6.2%  $   386,414     2.8%  $  573,446     5.8%
                                  ========== ========= ========== ========= =========== ========= ========== =========

During the six months ended June 30, 2000 and 1999, we experienced increases in net sales compared to the preceding year. The increases were principally the result of expansion of our network of independent distributors and increased sales of our weight management, dietary supplement and personal care products. We expect to continue to expand our network of independent distributors, which may result in increased sales volume. However, there is no assurance that increased sales volume will be achieved through expansion of our network of independent distributors, or that, if sales volume increases, we will realize increased profitability.

COMPARISON OF THE THREE MONTHS PERIOD ENDED JUNE 30, 2000

Our net sales during the three months ended June 30, 2000, increased by $1,469,471, or 26.6% to $7,004,137 from $5,534,666 during the three months ended June 30, 1999. The increase was principally attributable to expansion or our network of independent distributors and increased sales of our weight management, dietary supplement and personal care products. During the three months ended June 30, 2000, we made aggregate net sales of $6,964,140 to 48,132 distributors, compared to aggregate net sales during the same period in 1999 of $5,499,615 to 29,562 distributors. At June 30, 2000, we had approximately 76,100 "active" distributors compared to approximately 46,800 at June 30, 1999. A distributor is considered "active" if he or she has purchased $15 on autoship or at least $50 if not on autoship of our product during the previous 12 months. Sales per distributor per month decreased from $62 to $48 for the three months ended June 30, 2000, compared to the same period in 1999.

Our cost of sales during the three months ended June 30, 2000, increased by $929,661 or 24.2%, to $4,768,194 from $3,838,533 during the same period in
1999. This increase was attributable to
                                                                        Page 13

- an increase of $548,811 in distributor commissions and bonuses due to the increased level of sales,

- an increase of $329,322 in the cost of products sold due to the increased level of sales and

- an increase of $51,528 in shipping costs due to the increased level of sales.

Total cost of sales, as a percentage of net sales decreased to 68.1% during the three months ended June 30, 2000, from 69.4% during the same period in 1999 due to a decrease in distributor commissions and bonuses as a percentage of net sales to 40.9% from 41.9% and a decrease in cost of shipping to 4.6% of net sales from 4.9%.

Our gross profit increased $539,810, or 31.8%, to $2,235,943 for the three months ended June 30, 2000 from $1,696,133 for the same period in 1999. The gross profit increased as a percentage of net sales to 31.9% of net sales from 30.6%.

Marketing, distribution and administrative expenses increased $786,549, or 61.2%, to $2,071,476 during the three months ended June 30, 2000, from $1,284,927 during the same period in 1999. This increase was attributable to

-        an increase in promotional expense designed to increase sales,

- an increase in staffing and related payroll costs necessary to support the increased level of sales and improve internal programs and

- the higher level of activity and corresponding increases in variable costs, such as postage, telephone, newsletters, bank card service charges and supplies.

The marketing, distribution administrative expenses as a percentage of net sales increased to 29.6% during the three months ended June 30, 2000, from 23.2% during the same period in 1999.

Our other income (expense) decreased by $118,149, or 144.4% to an expense of $(36,323) during the three months ended June 30, 2000, from $81,826 during the same period in 1999. The decrease was primarily attributable to two items. We made a marketing commitment to our field sales force that if certain sales challenges were achieved, we would make a contribution to the Oklahoma City National Memorial Fund in their name. The marketing challenge was reached and a contribution of $59,000 was made. Marketable Securities were transferred from one investment fund to another thereby creating a realized loss of $50,000.

Income taxes during the three months ended June 30, 2000 and 1999 were approximately 37.8% and 30.4%, respectively, of income before taxes.

As a result of the items above, our net income decreased $263,317 to $79,698 during the three months ended June 30, 2000, from $343,015 during the same period in 1999. Sales during the three months ended June 30, 2000 remained constant with sales during the three months ended March 31, 2000, however, with the increased expenses related to payroll and computer upgrade, costs were negatively impacted. The Company committed itself to a complete review and upgrading of computing capabilities in order to support anticipated growth and sales and to expand internal management information systems. This review and upgrade is anticipated to cost approximately $600,000 over the next 12 months and will be charged to earnings as the expenses occur.

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

Our net sales during the six months ended June 30, 2000, increased by $4,081,477, or 41.1%, to $14,008,073 from $9,926,596 during the six months ended June 30, 1999. The increase was principally attributable to expansion of our network of independent distributors and increased sales of our weight management, dietary supplement and personal care products. During the six months ended June 30, 2000, we made aggregate net sales of $13,924,444 to 60,154 distributors, compared to aggregate net sales during the same period in 1999 of $9,860,122 to 37,175 distributors. At June 30, 2000, we had approximately 76,100 "active" distributors compared to approximately
                                                                        Page 14

46,800 at June 30, 1999. A distributor is considered "active" if he or she has purchased $15 on autoship or at least $50 if not on autoship of our product during the previous 12 months. Sales per distributor per month decreased from $44 to $39 for the six months ended June 30, 2000, compared to the same period in 1999.

Our cost of sales during the six months ended June 30, 2000, increased by $2,608,496 or 38.1%, to $9,460,196 from $6,851,700 during the same period in
1999. This increase was attributable to

- an increase of $1,607,381 in distributor commissions and bonuses due to the increased level of sales,

- an increase of $654,606 in the cost of products sold due to the increased level of sales and

- an increase of $346,509 in shipping costs due to the increased level of sales and the effect of our modified pricing structure.

Effective April 1, 1999, we modified our pricing structure to include shipping costs in our product prices. Previously shipping costs had been calculated separately on each order and we reported shipping costs net of these payments. Because our shipping costs are no longer reported net of the separately collected shipping reimbursement, our shipping costs as a percentage of sales have increased. Total cost of sales, as a percentage of net sales decreased to 67.5% during the six months ended June 30, 2000, from 69.0% during the same period in 1999 due to a decrease in distributor commissions and bonuses as a percentage of net sales to 41.3% from 42.1%, a decrease in cost of products sold to 21.6% of net sales from 23.8% and an increase in cost of shipping to 4.6% of net sales from 3.0%.

Our gross profit increased $1,472,981, or 47.9%, to $4,547,877 for the six months ended June 30, 2000 from $3,074,896 for the same period in 1999. The gross profit increased as a percentage of net sales to 32.5% of net sales from 31.0%.

Marketing, distribution and administrative expenses increased $1,629,033, or 68.9%, to $3,992,245 during the six months ended June 30, 2000, from $2,363,212 during the same period in 1999. This increase was attributable to

-        an increase in promotional expense designed to increase sales,

- an increase in staffing and related payroll costs necessary to support the increased level of sales and improve internal programs and

- the higher level of activity and corresponding increases in variable costs, such as postage, telephone, newsletters, bank card service charges and supplies.

The marketing, distribution and administrative expenses as a percentage of net sales increased to 28.5% during the six months ended June 30, 2000, from 23.8% during the same period in 1999. The Company committed itself to a complete review and upgrading of computing capabilities in order to support anticipated growth and sales and to expand internal management information systems. This review and upgrade is anticipated to cost approximately $600,000 over the next 12 months and will be charged to earnings as the expenses occur.

Our other income (expense) decreased by $85,557, or 56% to $67,215 during the six months ended June 30, 2000, from $152,772 during the same period in 1999. The decrease was primarily attributable to two items. We made a marketing commitment to our field sales force that if certain sales challenges were achieved, we would make a contribution to the Oklahoma City National Memorial Fund in their name. The marketing challenge was reached and a contribution of $59,000 was made. Marketable Securities were transferred from one investment fund to another, thereby creating a realized loss of $50,000.

Income taxes during the six months ended June 30, 2000 and 1999 were approximately 38.0% and 33.7%, respectively, of income before taxes.

As a result of the items above, our net income decreased $187,032 to $386,414 during the six months ended June 30, 2000, from $573,446 during the same period in 1999. Sales during the three months ended June 30, 2000 remained constant with sales during the three months ended March 31, 2000 however, with the increased expenses related to payroll and computer upgrade, costs were negatively impacted.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," (ASFAS 133") was issued in June 1998. This Statement establishes accounting and reporting standards for derivative Instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This Statement applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We will adopt SFAS 133 on January 1, 2001 as required. We believe we hold no material derivative instruments at June 30, 2000.

SEC Staff Accounting Bulletin No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," ("SAB 101") was issued December 1999. This staff bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective no later than the fourth fiscal quarter of the fiscal years beginning after December 15, 1999. We have not determined whether implementation of SAB 101 will have any significant effect on our financial statements.

SEASONALITY

No pattern of seasonal fluctuations exists due to the growth patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

COMMITMENTS AND CONTINGENCIES

RECENT REGULATORY DEVELOPMENTS - A significant portion of our net sales continues to be dependent upon our AM-300 product. Our net sales of AM-300 represented 67.7% and 67.5% of net sales for the six months ended June 30, 2000 and 1999, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects. Currently, we offer AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for our product). On June 4, 1997, the Food and Drug Administration proposed regulations which will, if adopted as proposed, significantly limit our ability to sell AM-300 and any other weight management products which contain ephedra or ephedrine. The proposed regulations were subject to comment until December 2, 1997. The proposed regulations will become effective 180 days following their issuance as final regulations. However, as of July 28, 2000, no final regulations have been issued. Several trade organizations in the dietary supplement industry have commented on the proposed regulations, requesting substantial modifications. We believe it is probable that the Food and Drug Administration will make material changes to the proposed regulations prior to adoption. Relatedly, the United States General
Accounting Office recently issued a report dated July 2, 1999 to a committee of the U.S. House of Representatives that we believe casts substantial doubt on certain provisions of the Food and Drug Administration's proposed regulations on dietary supplements which contain ephedrine alkaloids. We believe there is a risk that our AM-300 product may become subject to further federal, state, local or foreign laws or regulations. These regulations could require us to (i) withdraw or reformulate our AM-300 product with reduced ephedrine levels or with a substitute for ephedra or ephedrine, (ii) relabel our product with different warnings or revised directions for use, or (iii) not make certain statements, possibly including weight loss claims, with respect to any product containing ephedra or ephedrine. Even in the absence of further laws or regulation, we may elect to reformulate or relabel our AM-300 product containing ephedra or ephedrine. While we believe that our AM-300 product could be reformulated and relabeled, there is no assurance that such reformulation and relabeling will not adversely affect our sales. Consequently, we are unable at the present time to predict the ultimate resolution of these issues, nor their ultimate impact on our results of operation or financial position.

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

At June 30, 2000, we had working capital of $2,884,220, compared to $2,715,525 at December 31, 1999. We believe our cash and cash equivalents, marketable securities of $3,387,472 and cash flows from operations will be sufficient to fund our working capital needs over the next 12 months. During the six months ended June 30, 2000, net cash used by operating activities was $858,414, net cash used in investing activities was $63,366 and net cash used in financing activities was $674,285. This represented a net decrease in cash during this period of $1,596,065, primarily as a result of payment of $951,720 in income taxes as well as our increased staffing levels and the upgrade of our computer capabilities. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses. Additionally, as we are upgrading our computing capacity, we would anticipate expenditures of approximately $600,000 to be expensed over the coming 12 months as these expenses occur.

During the third quarter of 1999 we began purchasing marketable debt and equity securities. As of June 30, 2000, we had purchased $4,170,643 in securities. These securities have been classified as $1,614,428 in available for sale securities and $1,706,215 in held to maturity securities. We have the intent and ability to hold to maturity our investment in securities classified as held to maturity.

In March 1998, we announced and began repurchasing up to $1 million of our common stock in the open market. Furthermore, on January 12, 2000, we announced our intent to repurchase up to an additional $2 million of our common stock in the open market. As of June 30, 2000, we had repurchased 432,317 shares of our common stock for $2,165,597 or an average of $5.01 per share. The Board of Directors will continue to monitor and review our policy on repurchasing shares of our common stock.

During the first quarter of 1998, we agreed to loan John W. Hail, our Chief Executive Officer and a major shareholder, up to $250,000. Subsequently we also agreed to loan up to an additional $75,000. These loans are secured, bear interest at 8% per annum and became due on March 31, 1999. The loans were extended until March 31, 2000. During the first quarter of 2000, we agreed to loan up to an additional $225,000 and extended the loans until December 31, 2000. As of June 30, 2000, the balance due on these loans was $533,761 plus interest. The loans and extensions were unanimously approved by our board of directors.

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

Item 3. DEFAULTS UPON SENIOR SECURITIES
            None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

Item 5. OTHER INFORMATION
            None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
            Exhibit 15 - Letter of independent accountants as to unaudited interim financial information.

            Form 8-K dated May 23, 2000 reporting resignation of Roger P. Baresel as President of the Company.

            Form 8-K dated June 1, 2000 reporting appointment of Dr. Joseph B. Williams as President of the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              REGISTRANT:
                              ADVANTAGE MARKETING SYSTEMS, INC.


Date: August 9, 2000          By: /s/ JOSEPH B. WILLIAMS
                                  ------------------------------------------
                                     Joseph B. Williams, President, Chief
                                     Financial and Accounting Officer