Form 10QSB
period 2000-09-30
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 2000-11-07
CIK 841866

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

                 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

    For Quarter Ended                                  Commission File Number
    September 30, 2000                                         001-13343
    ------------------                                 -----------------------

                        ADVANTAGE MARKETING SYSTEMS, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Oklahoma                                   73-1323256
   ---------------------------                ----------------------------
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
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                               ---     ---

State the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

COMMON STOCK, $.0001 PAR VALUE                      4,350,379
------------------------------               ------------------------
Title of Class                               Number of Shares outstanding
                                             at November 7, 2000

Exhibit Index appears on page 20

                        ADVANTAGE MARKETING SYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

Part I - Financial Information
Item 1. Financial Statements
             Condensed Consolidated Balance Sheets ...................   3
             Condensed Consolidated Statements of Income .............   4
             Condensed Consolidated Statements of Cash Flows .........   5
             Notes to Condensed Consolidated Financial Statements ....   6
             Independent Accountants' Review Report ..................  13
Item 2. Management's Discussion and Analysis or Plan of Operation ....  14
Part II - Other Information ..........................................  20
Item 1. Legal Proceedings ............................................  20
Item 2. Changes in Securities and Use of Proceeds ....................  20
Item 3. Defaults Upon Senior Securities ..............................  20
Item 4. Submission of Matters to a Vote of Security Holders ..........  20
Item 5. Other Information ............................................  20
Item 6. Exhibits and Reports on Form 8-K .............................  20


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

AM-300-Registered Trademark-, Chambre-Registered Trademark-, Spark of Life-Registered Trademark-, Young at Heart-Registered Trademark-,
Co-Clenz-Registered Trademark-, Stay `N Shape-Registered Trademark-, Sine-eze-Registered Trademark- and ToppFast-Registered Trademark- are registered trademarks of the Company, and Choc-Quilizer-TM- is a trademark of Tinos, L.L.C.

ITEM 1.  FINANCIAL STATEMENTS

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 (UNAUDITED)

                                                                                        SEPTEMBER 30,   DECEMBER 31,
                                    ASSETS                                                  2000           1999
                                                                                         ----------     ----------
CURRENT ASSETS:
  Cash and cash equivalents                                                              $  63,134      $1,662,894
  Marketable securities, Available for sale, at fair value ...........................   1,085,384          --
  Marketable securities, Held to maturity ............................................      --             983,020
  Receivables - net of allowance of $75,706 and $55,332, respectively ................     589,802         319,519
  Receivable from affiliates .........................................................     534,072         313,761
  Inventory ..........................................................................   1,038,820         927,591
  Prepaid income taxes ...............................................................     176,844          --
  Deferred income taxes ..............................................................      28,738          60,797
  Other assets .......................................................................     363,584         187,496
                                                                                       -----------     -----------
              Total current assets ...................................................   3,880,378       4,455,078
MARKETABLE SECURITIES, Available for sale, at fair value .............................   2,403,402       1,805,885
MARKETABLE SECURITIES, Held to maturity ..............................................     --            1,290,723
RECEIVABLES ..........................................................................     483,262         126,624
RECEIVABLE FROM AFFILIATES ...........................................................      15,455          --
PROPERTY AND EQUIPMENT, Net ..........................................................   2,908,249       2,202,885
GOODWILL, Net ........................................................................   1,538,645       1,618,826
COVENANTS NOT TO COMPETE, Net ........................................................     380,716         436,845
DEFERRED INCOME TAXES ................................................................    --                21,788
OTHER ASSETS .........................................................................      89,787         201,729
                                                                                       -----------     -----------
TOTAL ................................................................................ $11,699,894     $12,160,383
                                                                                       ===========     ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ..................................................................    $ 333,984       $ 313,492
  Accrued commissions and bonuses ...................................................      417,413         319,183
  Accrued other expenses ............................................................      233,150         807,246
  Accrued sales tax liability .......................................................      187,110         218,789
  Note payable ......................................................................        8,453              --
  Capital lease obligations .........................................................      155,813          80,843
                                                                                       -----------     -----------
              Total current liabilities .............................................    1,335,923       1,739,553
LONG-TERM LIABILITIES:
  Note payable ......................................................................       16,376              --
  Deferred income taxes .............................................................       12,487              --
  Capital lease obligations .........................................................      265,010         188,847
                                                                                       -----------     -----------
              Total liabilities .....................................................    1,629,796       1,928,400
                                                                                       -----------     -----------
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
  Preferred stock - $.0001 par value; authorized 5,000,000 shares; none issued ......           --              --
  Common stock - $.0001 par value; authorized 495,000,000 shares; issued
  4,821,174  and 4,283,988 shares, outstanding 4,350,379 and 4,082,803 shares,
  respectively ......................................................................          482             428
  Paid-in capital ...................................................................   11,373,453      10,232,700
  Notes receivable for exercise of options ..........................................      (48,034)        (50,999)
  Retained earnings .................................................................    1,067,079         759,692
  Accumulated other comprehensive loss, net of tax ..................................      (16,973)        (10,531)
                                                                                       -----------     -----------
              Total capital and retained earnings ...................................   12,376,007      10,931,290
  Less cost of treasury stock (470,795 and 201,185 shares, common, respectively) ....   (2,305,909)       (699,307)
                                                                                       -----------     -----------
              Total stockholders' equity ............................................   10,070,098      10,231,983
                                                                                       -----------     -----------
TOTAL ...............................................................................  $11,699,894     $12,160,383
                                                                                       ===========     ===========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30
                                                           ------------------------   ------------------------
                                                              2000          1999         2000          1999
                                                           -----------   ----------   -----------   ----------
Net sales ..............................................    $6,807,883   $6,223,895   $20,815,957  $16,150,491

Cost of sales ..........................................     4,521,392    4,298,324    13,981,588   11,150,024
                                                           -----------   ----------   -----------   ----------
    Gross profit .......................................     2,286,491    1,925,571     6,834,369    5,000,467

Marketing, distribution and administrative expenses ....     2,229,419    1,362,277     6,221,664    3,725,489
                                                           -----------   ----------   -----------   ----------
    Income from operations .............................        57,072      563,294       612,705    1,274,978

Other income (expense):

Interest and dividends, net ............................        88,915       75,993       248,098      228,765

Other income (expense) .................................         7,326        --          (84,642)       --
                                                           -----------   ----------   -----------   ----------
    Total other income (expense) .......................        96,241       75,993       163,456      228,765
                                                           -----------   ----------   -----------   ----------

INCOME BEFORE TAXES ....................................       153,313      639,287       776,161    1,503,743

TAX EXPENSE ............................................        57,341      242,673       293,774      533,683
                                                           -----------   ----------   -----------   ----------
NET INCOME .............................................  $     95,972   $  396,614  $    482,387  $   970,060
                                                           ===========    =========   ===========   ==========
Net income per common share ............................  $        .02   $      .10  $        .11  $       .23
                                                           ===========    =========   ===========   ==========
Net income per common share - assuming  dilution .......  $        .02   $      .08  $        .08  $       .21
                                                           ===========    =========   ===========   ==========
Weighted average common shares outstanding .............     4,344,578    4,141,651     4,261,011    4,141,651
                                                           ===========    =========   ===========   ==========
Weighted average common shares outstanding - assuming
dilution ...............................................     5,118,398    5,194,786     5,679,437    4,708,759
                                                           ===========    =========   ===========   ==========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                                                        2000           1999
                                                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...................................................................   $  482,387      $  970,060
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
        Depreciation and amortization ...........................................      613,897         397,828
        Loss on sale of property and equipment ..................................        3,120           --
        Realized loss on sale of marketable securities ..........................       35,461           --
        Deferred taxes ..........................................................       66,334         195,773
        Provision for bad debts .................................................       20,374          47,109
        Non cash compensation ...................................................        --             52,600
        Changes in assets and liabilities which provided (used) cash:
           Receivables and commission advances ..................................     (647,295)       (132,815)
           Inventory ............................................................     (111,229)        380,872
           Other assets .........................................................     (268,035)        (80,982)
           Accounts payable and accrued expenses ................................     (487,053)        316,168
                                                                                    ----------      ----------
                 Net cash (used in) provided by operating activities ............     (292,039)      2,146,613
                                                                                    ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ..........................................     (908,014)       (776,520)
   Purchases of marketable securities, available for sale .......................   (1,259,852)     (2,009,391)
   Sales of marketable securities, available for sale ...........................    1,213,505            --
   Purchases of marketable securities, held to maturity .........................     (415,000)     (2,001,690)
   Maturities of marketable securities, held to maturity ........................      982,528            --
   Advances to affiliates .......................................................     (235,766)        (40,000)
   Repayment of receivable from affiliates ......................................         --            35,932
                                                                                    ----------      ----------
                 Net cash used in investing activities ..........................     (622,599)     (4,791,669)
                                                                                    ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes receivable for exercise of stock options .................        2,965            --
   Proceeds from issuance of common stock .......................................    1,140,807            --
   Purchase of treasury stock ...................................................   (1,606,602)           --
   Purchase and cancellation of other warrants ..................................     (175,000)           --
   Proceeds from note payable ...................................................       25,549            --
   Principal payment on notes payable ...........................................         (720)       (123,787)
   Principal payment on capital lease obligations ...............................      (72,121)        (71,709)
                                                                                    ----------      ----------
                 Net cash used in financing activities ..........................     (685,122)       (195,496)
                                                                                    ----------      ----------
NET DECREASE ....................................................................   (1,599,760)     (2,840,552)
CASH AND CASH EQUIVALENTS, BEGINNING ............................................    1,662,894       5,289,217
                                                                                    ----------      ----------
CASH AND CASH EQUIVALENTS, ENDING ...............................................  $    63,134     $ 2,448,665
                                                                                    ----------      ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest ........................................  $    16,721     $    14,069
Cash paid during the period for income taxes ....................................      951,720          10,160
Noncash financing and investing activities:
   Property and equipment acquired by capital lease .............................      223,254            --
   Reclassification of marketable securities from held
      to maturity to available for sale..........................................    1,706,215            --

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

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

2.       SIGNIFICANT ACCOUNTING POLICIES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. Management beleives implementation of SFAS 133, as amended by SFAS 138, will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

3.       MARKETABLE SECURITIES

         Investments in marketable debt and equity securities are identified as held to maturity and available for sale based on management considerations of asset/liability strategy, changes in interest rates, prepayment risk and other factors. Under certain circumstances (including the deterioration of the issuer's creditworthiness, a change in tax law, or statutory or regulatory requirements), the Company may change the marketable security classification. Marketable securities classified as available for sale are accounted for at fair value with unrealized gains or losses, net of taxes, excluded from earnings and reported as a separate component of shareholder's equity. Held to maturity securities are accounted for at amortized cost.

         During the three months ended September 30, 2000, all investments classified as held to maturity were reclassified as available for sale based on changes in timing of management's intent to utilize funds from the investments for expansion. Net unrealized losses of approximately, $38,000 were included in comprehensive income for the same period. Realized gain or loss on sale of marketable securities is based upon the specific identification method. Total comprehensive income for the nine months ended September 30, 2000 was $475,945.

4.       EARNINGS PER SHARE

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

                                                                           INCOME         SHARES       PER SHARE
                                                                         (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                                         -----------   -------------   ---------
         Weighted average common shares outstanding:
         For the three months ended September 30, 2000:
            Earnings per common share:
              Income available to common stockholders ...............      $  95,972       4,344,578        $.02
            Earnings per common share - assuming dilution:                                                   ---
               Options ..............................................           --           553,233
               Warrants .............................................           --           220,587
                                                                            --------       ---------
               Income available to common stockholders plus assumed
         conversions ................................................      $  95,972       5,118,398        $.02
                                                                            --------       ---------         ---
         For the three months ended September 30, 1999:
            Earnings per common share:
               Income available to common stockholders ..............      $ 396,614       4,141,651        $.10
                                                                                                             ---
            Earnings per common share - assuming dilution:
               Options ..............................................           --           771,435
               Warrants .............................................           --           281,700
                                                                            --------       ---------
              Income available to common stockholders plus assumed
                        conversions .................................      $ 396,614       5,194,786        $.08
                                                                            --------       ---------         ---
         Weighted average common shares outstanding:
         For the nine months ended September 30, 2000:
            Earnings per common share:
              Income available to common stockholders ...............      $ 482,387       4,261,011        $.11
                                                                                                             ---
            Earnings per common share - assuming dilution:
               Options ..............................................           --           793,593
               Warrants                                                         --           624,833
                                                                            --------       ---------
               Income available to common stockholders plus assumed
                        conversions .................................      $ 482,387       5,679,437        $.08
                                                                            --------       ---------         ---
         For the nine months ended September 30, 1999:
            Earnings per common share:
               Income available to common stockholders ..............      $ 970,060       4,141,651        $.23
                                                                                                             ---
            Earnings per common share - assuming dilution:
               Options ..............................................          --            567,108
                                                                            --------       ---------
               Income available to common stockholders plus assumed
                        conversions .................................      $ 970,060       4,708,759        $.21
                                                                            --------       ---------         ---

         Options to purchase 352,271 shares of common stock ranging from $4.00 to $6.13 per share were outstanding at September 30, 2000, but were not included in the computation of earnings per common share - assuming dilution for the three months ended because the options' exercise prices were greater than the average market price of the common shares. There were no antidultive options to purchase shares of common stock for the three months ended September 30, 1999.

         Options to purchase 130,914 shares of common stock ranging from $5.25 to $6.13 per share and 152,387 shares of common stock ranging from $3.60 to $3.75 per share were outstanding at September 30, 2000 and 1999, respectfully, but were not included in the computation of earnings per common share - assuming dilution for the nine months then ended because the options' exercise prices were greater than the average market price of the common shares.

         Warrants to purchase 130,000 shares of common stock at $5.40 were outstanding at September 30, 2000 and 1999, but were not included in the computation of earnings per common share - assuming dilution for the three months then ended because the warrants' exercise prices were greater than the average market price of the common shares. Warrants to purchase 130,000 shares of common stock at $5.40 and 2,092,211 shares of common stock ranging from $3.40 to $5.40 were outstanding at September 30, 2000 and 1999, respectively, but were not included in the computation of earnings per common share - assuming dilution for the nine months then ended because the warrants' exercise prices were greater than the average market price of the common shares.

5.       STOCKHOLDERS' EQUITY

         COMMON STOCK - In March 1998, the Company announced and began repurchasing up to $1 million of its common stock in the open market. Furthermore, on January 12, 2000, the Company announced its intent to repurchase up to an additional $2 million of its common stock in the open market. As of September 30, 2000, the Company had repurchased 470,795 shares of its common stock for $2,305,909 or an average of $4.90 per share.

         The Company's policy is to retain earnings to support the expansion of its operations. The Board of Directors of the Company does not intend to pay cash dividends on the Common Stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors.

         COMMON STOCK OPTIONS AND OTHER WARRANTS - The following table summarizes the Company's stock option and other warrants activity for the three and nine months ended September 30, 2000:

                                          THREE MONTHS      WEIGHTED      NINE MONTHS      WEIGHTED
                                              ENDED         AVERAGE          ENDED         AVERAGE
                                          SEPTEMBER 30,     EXERCISE     SEPTEMBER 30,     EXERCISE
                                              2000           PRICE           2000           PRICE
                                          -------------     --------     -------------     --------
         Options and other
            warrants outstanding,
            beginning of period .........    1,510,394       $2.70          1,769,275        $2.22

         Options and other
            warrants issued
            during the period ...........       34,038        3.82             348,927        4.94

         Options and other
            warrants canceled
            during the period ...........       35,710        5.54             164,884        4.08

         Options and other
            warrants exercised
            during the period ...........       51,033        2.46             480,879        2.20

                                             THREE MONTHS    WEIGHTED       NINE MONTHS       WEIGHTED
                                                ENDED        AVERAGE          ENDED           AVERAGE
                                             SEPTEMBER 30,   EXERCISE      SEPTEMBER 30,      EXERCISE
                                                 2000         PRICE            2000            PRICE
                                            --------------   --------      ------------      ---------
         Options and other
            warrants expired
            during the period ............         --            --              14,750          2.00
                                              ----------                     ----------
         Options and other
            warrants  outstanding,
            end of period ................     1,457,689       $2.66          1,457,689         $2.67
                                              ==========                     ==========

         COMMON STOCK WARRANTS - The following table summarizes the Company's common stock warrants and their activity for the three and nine months ended September 30, 2000:

                                                                       WARRANTS
                                                                      ISSUED AND    EXERCISE
                                                                      OUTSTANDING     PRICE          EXERCISE PERIOD
                                                                      -----------   ---------      -------------------
         For the three months ended September 30, 2000:
             1997-A Warrants, beginning and end of period ........       308,768     $3.40         01/31/97 - 11/06/02
                                                                       =========
             Redeemable Common Stock Purchase Warrants,
                beginning and end of period ......................     1,436,000     $3.40         11/06/97 - 11/06/02
                                                                       =========
             Underwriters' Warrants beginning and end of period ..       130,000     $5.40         11/12/98 - 11/12/02
                                                                       =========
         For the nine months ended September 30, 2000:
             1997-A Warrants, beginning of period ................       337,211     $3.40         01/31/97 - 11/06/02
             1997-A Warrants, exercised during the period ........       (28,443)    $3.40
                                                                       ---------
             1997-A Warrants, end of period ......................       308,768     $3.40
                                                                       =========
             Redeemable Common Stock Purchase Warrants,
                beginning of period ..............................     1,495,000     $3.40         11/06/97 - 11/06/02
             Redeemable Common Stock Purchase Warrants,
                exercised during the period ......................       (59,000)    $3.40
                                                                       ---------
             Redeemable Common Stock Purchase Warrants,
                end of period ....................................     1,436,000     $3.40
                                                                       =========
             Underwriters' Warrants ..............................       130,000     $5.40         11/12/98 - 11/12/02
                                                                       =========

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

6.       STOCK OPTION PLAN

         During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for grant can consist of
         (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and
         (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors, and consultants. Nonemployee directors are excluded from Plan participation. The option price for shares of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options may be exercised within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. No stock appreciation rights are attached to any options outstanding. During the nine months ended September 30, 2000 and 1999, the Company granted 348,927 and 96,098 options, respectively, under the Plan. At September 30, 2000 and 1999, the Company had 1,457,689 and 1,730,062 respectively, stock options outstanding of which only 679,439 and 533,687, respectively, had been issued pursuant to the Plan.

7.       RELATED PARTIES

         During the three months ended September 30, 2000 and 1999, the Company received approximately $1,484 and $1,860, respectively, from Pre-Paid Legal Services, Inc. ("Pre-Paid Legal"), a shareholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal. During the nine months ended September 30, 2000 and 1999, the Company received $4,522 and $5,113, respectively. As of July 1, 2000, the Company began offering its employees access to the services provided by Pre-Paid Legal through an employee benefit option. The Company pays half the cost for each employee electing to participate in the plan. During the three months ended September 30, 2000, the Company paid $2,672 to Pre-Paid Legal for these services.

         During the three months ended September 30, 2000 and 1999, the Company paid Pat Dungan, wife of Jimmy L. Dungan, a Director of the Company, sales commissions of $27,067 and $31,771, respectively. During the nine months ended September 30, 2000 and 1999, the Company paid Pat Dungan sales commissions of $84,908 and $87,838, respectively. These commissions were based upon purchases by the Dungan's and their downline distributors in accordance with the Company's network marketing program in effect at the time of the sales.

         During the three months ended September 30, 2000, the Company made advances totaling $15,776 to an officer of the Company (the "Officer"). The advances are secured, require weekly principal payments, bear interest at 8% per annum, and are due on April 28, 2004. Also, the Company has a note receivable from the Officer's wife with an outstanding balance, as of September 30, 2000, of $18,903. The note is secured, requires annual principal and interest payments, bears interest at 8% per annum, and is due on June 30, 2003. In addition, the Officer and his wife receive sales commissions based upon purchases by them and their downline distributors in accordance with the Company's network marketing programs. During the three and nine months ended September 30, 2000 and 1999, the Company paid the Officer and his wife sales commissions of $6,124, $15,420, $6,553 and $13,505, respectively.

         During the first quarter of 1998, the Company agreed to loan John W. Hail, an affiliate, up to $250,000. Subsequently, the Company agreed to loan up to an additional $75,000. The loans are secured, bear interest at 8% per annum, and were due on March 31, 1999. The loans were extended until March 31, 2000. During the first quarter of 2000, the Company agreed to loan up to an additional $225,000 and extended the maturity date on the loans to December 31, 2000. As of September 30, 2000, the balance due on these loans was $533,761 plus accrued interest. The loans and extensions were unanimously approved by the Company's board of directors.

8.       COMMITMENTS AND CONTINGENCIES

         RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales continues to be dependent upon its AM-300 product. Net sales of AM-300 represented 62.5% and 65.9% of net sales for the nine months ended September 30, 2000 and 1999, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects. Currently, the Company offers AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for our product). On June 4, 1997, the Food and Drug Administration proposed regulations which will, if adopted as proposed, significantly limit the Company's ability to sell AM-300 and any other weight management products which contain ephedra or ephedrine. The proposed regulations were subject to comment until December 2, 1997. The proposed regulations will become effective 180 days following their issuance as final regulations. However, as of November 7, 2000, no final regulations have been issued. Several trade organizations in the dietary supplement industry have commented on the proposed regulations, requesting substantial modifications. The Company believes it is probable that the Food and Drug Administration will make material changes to the proposed regulations prior to adoption. Relatedly, the United States General Accounting Office issued a report dated July 2, 1999 to a committee of the U.S. House of Representatives that the Company believes casts substantial doubt on certain provisions of the Food and Drug Administration's proposed regulations on dietary supplements which contain ephedrine alkaloids. The Company believes there is a risk that its AM-300 product may become subject to further federal, state, local or foreign laws or regulations. These regulations could require the Company to (i) withdraw or reformulate its AM-300 product with reduced ephedrine levels or with a substitute for ephedra or ephedrine, (ii) relabel its product with different warnings or revised directions for use, or
         (iii) not make certain statements, possibly including weight loss claims, with respect to any product containing ephedra or ephedrine. Even in the absence of further laws or regulation, the Company may elect to reformulate or relabel its AM-300 product containing ephedra or ephedrine. While the Company believes that its AM-300 product could be reformulated and relabeled, there is no assurance that such reformulation and relabeling will not adversely affect its sales. Consequently, management is unable at the present time to predict the ultimate resolution of these issues, nor their ultimate impact on the Company's results of operations or financial position.

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

         OTHER - The Company is party to a dispute with a former employee, who is claiming to be paid post termination salary and benfits. Management disputes this claim and believes any potential loss to range between zero and $150,000. Management believes the ultimate outcome from this claim will not have a material adverse impact on the Company's consolidated results of operations, financial position or cash flows.

         During 2000 the Company entered into a contract for the design and construction of a 23,346 square foot distribution and call center facility in Oklahoma City. The base price of the contract is approximately, $1,315,000. Of this amount, approximately $980,000 will be funded through a loan with a bank. Property and liability insurance coverage is being provided by the building contractor during construction. Management believes the facility will be completed by March 2000.


                                   * * * * * *

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders of Advantage Marketing Systems, Inc. and Subsidiaries
Oklahoma City, Oklahoma


We have reviewed the accompanying condensed consolidated balance sheet of Advantage Marketing Systems, Inc. and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of income for the three and nine months ended September 30, 2000 and 1999 and of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

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

Oklahoma City, Oklahoma
November 7, 2000

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

We market a product line consisting of approximately 102 products primarily consisting of; weight management, dietary supplement and personal care products. These products are marketed through a network marketing organization in which independent distributors purchase products for resale to retail customers as well as for their own personal use.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of our net sales, selected results of operations for the three and nine months ended September 30, 2000 and 1999. The selected results of operations are derived from our unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

                                        FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30,                               SEPTEMBER 30,
                                         2000                 1999                  2000                    1999
                                 -------------------   -------------------  --------------------   --------------------
                                   AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT    AMOUNT      PERCENT
Net sales                        $6,807,883   100.0%   $6,223,895   100.0%  $20,815,957   100.0%   $16,150,491   100.0%
                                  ---------   -----     ---------   -----    ----------   -----     ----------   -----
Cost of sales:
   Commissions and bonuses        2,739,650    40.2     2,696,538    43.3     8,530,728    41.0      6,880,236    42.6
   Cost of products               1,444,906    21.2     1,367,493    22.0     4,465,565    21.5      3,733,546    23.1
   Cost of shipping                 336,836     5.0       234,293     3.8       985,295     4.7        536,242     3.3
                                  ---------   -----     ---------   -----    ----------   -----     ----------   -----
     Total cost of sales          4,521,392    66.4     4,298,324    69.1    13,981,588    67.2     11,150,024    69.0
                                  ---------   -----     ---------   -----    ----------   -----     ----------   -----
   Gross profit                   2,286,491    33.6     1,925,571    30.9     6,834,369    32.8      5,000,467    31.0
Marketing, distribution and
    administrative expenses       2,229,419    32.8     1,362,277    21.8     6,221,664    29.9      3,725,489    23.1
                                  ---------   -----     ---------   -----    ----------   -----     ----------   -----
   Income from operations            57,072     0.8       563,294     9.1       612,705     2.9      1,274,978     7.9
Other income (expense):
Interest, net                        88,915     1.3        75,993     1.2       248,098     1.2        228,765     1.4
Other income (expense)                7,326     0.1          --       0.0       (84,642)   (0.4)         --        0.0
                                  ---------   -----     ---------   -----    ----------   -----     ----------   -----
   Total other income (expense)      96,241     1.4        75,993     1.2       163,456     0.8        228,765     1.4
                                  ---------   -----     ---------   -----    ----------   -----     ----------   -----
Income before taxes                 153,313     2.2       639,287    10.3       776,161     3.7      1,503,743     9.3
Tax expense                          57,341     0.8       242,673     3.9       293,774     1.4        533,683     3.3
                                  ---------   -----     ---------   -----    ----------   -----     ----------   -----
Net income                         $ 95,972     1.4%   $  396,614     6.4%  $   482,387     2.3%   $   970,060     6.0%
                                  =========   =====     =========   =====    ==========   =====     ==========   =====

During the nine months ended September 30, 2000 and 1999, we experienced increases in net sales compared to the preceding year. The increases were principally the result of expansion of our network of independent distributors and increased sales of our weight management, dietary supplement and personal care products. We expect to continue to expand our network of independent distributors, which may result in increased sales volume. However, there is no assurance that increased sales volume will be achieved through expansion of our network of independent distributors, or that, if sales volume increases, we will realize increased profitability.


COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

Our net sales during the three months ended September 30, 2000, increased by $583,988, or 9.4% to $6,807,883 from $6,223,895 during the three months ended September 30, 1999. The increase was principally attributable to expansion of our network of independent distributors and increased sales of our weight management, dietary supplement and personal care products. During the three months ended September 30, 2000, we made aggregate net sales of $6,767,542 to 46,663 distributors, compared to aggregate net sales during the same period in 1999 of $6,099,771 to 35,824 distributors. At September 30, 2000, we had approximately 77,800 "active" distributors compared to approximately 54,200 at September 30, 1999. A distributor is considered "active" if he or she has purchased $15 on autoship of our product during the previous 12 months. Sales per distributor per month decreased from $57 to $48 for the three months ended September 30, 2000, compared to the same period in 1999.

Our cost of sales during the three months ended September 30, 2000, increased by $223,068 or 5.2%, to $4,521,392 from $4,298,324 during the same period in 1999.
This increase was attributable to

- an increase of $43,112 in distributor commissions and bonuses due to the increased level of sales,

- an increase of $77,413 in the cost of products sold due to the increased level of sales and

- an increase of $102,543 in shipping costs due to the increased level of sales.

Total cost of sales, as a percentage of net sales decreased to 66.4% during the three months ended September 30, 2000, from 69.1% during the same period in 1999 due to a decrease in distributor commissions and bonuses as a percentage of net sales to 40.2% from 43.3%, a decrease in cost of products sold as a percentage of net sales to 21.2% from 22.0% and an increase in cost of shipping to 5.0% of net sales from 3.8%.

Our gross profit increased $360,920, or 18.7%, to $2,286,491 for the three months ended September 30, 2000 from $1,925,571 for the same period in 1999. The gross profit increased as a percentage of net sales to 33.6% of net sales from 30.9%.

Marketing, distribution and administrative expenses increased $867,142, or 63.7%, to $2,229,419 during the three months ended September 30, 2000, from $1,362,277 during the same period in 1999. This increase was primarily attributable to

- an increase in annual convention costs of approximately $214,000, and other promotion costs of approximately $185,000 designed to increase sales,

- an increase in staffing and related payroll costs of approximately $300,000 necessary to support the increased level of sales and improve internal programs and

- an increase in depreciation expense of approximately $60,000, as well as higher levels of activity and corresponding increases in other variable costs, such as postage, telephone, newsletters, bank card service charges and supplies.

The marketing, distribution and administrative expenses as a percentage of net sales increased to 32.7% during the three months ended September 30, 2000, from 21.8% during the same period in 1999.

Income taxes during the three months ended September 30, 2000 and 1999 were approximately 37.4% and 38.0%, respectively, of income before taxes.

As a result of the items above, our net income decreased $300,642 to $95,972 during the three months ended September 30, 2000, from $396,614 during the same period in 1999.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

Our net sales during the nine months ended September 30, 2000, increased by $4,665,466, or 28.9%, to $20,815,957 from $16,150,491 during the nine months ended September 30, 1999. The increase was principally attributable to expansion of our network of independent distributors and increased sales of our weight management, dietary supplement and personal care products. During the nine months ended September 30, 2000, we made aggregate net sales of $20,691,986 to 71,741 distributors, compared to aggregate net sales during the same period in 1999 of $15,959,949 to 50,450 distributors. At September 30, 2000, we had approximately 77,800 "active" distributors compared to approximately 54,200 at September 30, 1999. A distributor is considered "active" if he or she has purchased $15 on autoship of our product during the previous 12 months. Sales per distributor per month decreased from $35 to $32 for the nine months ended September 30, 2000, compared to the same period in 1999.

Our cost of sales during the nine months ended September 30, 2000, increased by $2,831,564 or 25.4%, to $13,981,588 from $11,150,024 during the same period in
1999. This increase was attributable to

- an increase of $1,650,492 in distributor commissions and bonuses due to the increased level of sales,

- an increase of $732,019 in the cost of products sold due to the increased level of sales and

- an increase of $449,053 in shipping costs due to the increased level of sales and the effect of our modified pricing structure.

Effective April 1, 1999, we modified our pricing structure to include shipping costs in our product prices. Previously shipping costs had been calculated separately on each order and we reported shipping costs net of these payments. Because our shipping costs are no longer reported net of the separately collected shipping reimbursement, our shipping costs as a percentage of sales have increased. Total cost of sales, as a percentage of net sales decreased to 67.2% during the nine months ended September 30, 2000, from 69.0% during the same period in 1999 due to a decrease in distributor commissions and bonuses as a percentage of net sales to 41.0% from 42.6%, a decrease in cost of products sold to 21.5% of net sales from 23.1% and an increase in cost of shipping to 4.7% of net sales from 3.3%.

Our gross profit increased $1,833,902, or 36.7%, to $6,834,369 for the nine months ended September 30, 2000 from $5,000,467 for the same period in 1999. The gross profit increased as a percentage of net sales to 32.8% of net sales from 31.0%.

Marketing, distribution and administrative expenses increased $2,496,175, or 67.0%, to $6,221,664 during the nine months ended September 30, 2000, from $3,725,489 during the same period in 1999. This increase was attributable to

- an increase in annual convention costs of approximately $214,000, and other promotion costs of approximately $740,000 designed to increase sales,

- an increase in staffing and related payroll costs of approximately $975,000 necessary to support the increased level of sales and improve internal programs and

- an increase in depreciation expense of approximately $170,000, as well as higher levels of activity and corresponding increases in other variable costs, such as postage, telephone, newsletters, bank card service charges and supplies.

The marketing, distribution and administrative expenses as a percentage of net sales increased to 29.9% during the nine months ended September 30, 2000, from 23.1% during the same period in 1999. We have committed to a complete review and upgrading of computing capabilities in order to support anticipated growth and sales and to expand internal management information systems. This review and upgrade is anticipated to cost approximately $566,000 over the next 12 months and could continue to cause an increase in this percentage.

Our other income decreased by $65,309, or 28.5% to $163,456 during the nine months ended September 30, 2000, from $228,765 during the same period in 1999. The decrease was primarily attributable to two items. We made a marketing commitment to our field sales force that if certain sales challenges were achieved, we would make a contribution to the Oklahoma City National Memorial Fund in their names. The marketing challenge was reached and a contribution of $59,000 was made. Marketable securities were transferred from one investment fund to another, thereby creating a realized loss of $50,000.

Income taxes during the nine months ended September 30, 2000 and 1999 were approximately 37.8% and 35.5%, respectively, of income before taxes.

As a result of the items above, our net income decreased $487,673 to $482,387 during the nine months ended September 30, 2000, from $970,060 during the same period in 1999.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. We believe implementation of SFAS 133, as amended by SFAS 138, will not have a material impact on our consolidated results of operations, financial position or cash flows.

SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") was issued December 1999. This staff bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective no later than the fourth fiscal quarter of the fiscal years beginning after December 15, 1999. We believe implementation of SAB 101 will not have a material impact on our consolidated results of operations, financial position or cash flows.

SEASONALITY

No pattern of seasonal fluctuations exists due to the growth patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

COMMITMENTS AND CONTINGENCIES

RECENT REGULATORY DEVELOPMENTS - A significant portion of our net sales continues to be dependent upon our AM-300 product. Our net sales of AM-300 represented 62.5% and 65.9% of net sales for the nine months ended September 30, 2000 and 1999, respectively. One of the herbal ingredients in AM-300 is ephedra concentrate, which contains naturally occurring ephedrine. Ephedrine products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects. Currently, we offer AM-300 only in the United States (except in certain states in which regulations may prohibit or restrict the sale of such product). On April 10, 1996, the Food and Drug Administration issued a statement warning consumers not to purchase or ingest natural sources of ephedrine within dietary supplements claiming to produce certain effects (none of which are claimed for our product). On June 4, 1997, the Food and Drug Administration proposed regulations which will, if adopted as proposed, significantly limit our ability to sell AM-300 and any other weight management products which contain ephedra or ephedrine. The proposed regulations were subject to comment until December 2, 1997. The proposed regulations will become effective 180 days following their issuance as final regulations. However, as of November 7, 2000, no final regulations have been issued. Several trade organizations in the dietary supplement industry have commented on the proposed regulations, requesting substantial modifications. We believe it is probable that the Food and Drug Administration will make material changes to the proposed regulations prior to adoption. Relatedly, the United States General Accounting Office recently issued a report dated July 2, 1999 to a committee of the U.S. House of Representatives that we believe casts substantial doubt on certain provisions of the Food and Drug Administration's proposed regulations on dietary supplements which contain ephedrine alkaloids. We believe there is a risk that our AM-300 product may become subject to further federal, state, local or foreign laws or regulations. These regulations could require us to (i) withdraw or reformulate our AM-300 product with reduced ephedrine levels or with a substitute for ephedra or ephedrine, (ii) relabel our product with different warnings or revised directions for use, or (iii) not make certain statements, possibly including weight loss claims, with respect to any product containing ephedra or ephedrine. Even in the absence of further laws or regulation, we may elect to reformulate or relabel our AM-300 product containing ephedra or ephedrine. While we believe that our AM-300 product could be reformulated and relabeled, there is no assurance that such reformulation and relabeling will not adversely affect our sales. Consequently, we are unable at the present time to predict the ultimate resolution of these issues, nor their ultimate impact on our results of operations or financial position.

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

OTHER - We are a party to a dispute with a former employee, who is claiming to be paid post termination salary and benefits. We dispute this claim and believe any potential loss to range between zero and $150,000. We believe the ultimate outcome from this claim will not have a material adverse impact on our consolidated results of operations, financial position or cash flows.

During 2000 we entered into a contract for the design and construction of a 23,346 square foot distribution and call center facility in Oklahoma City. The base price of the contract is approximately, $1,315,000. Of this amount, approximately $980,000 will be funded through a loan with a bank. Property and liability insurance coverage is being provided by the building contractor during construction. We believe the facility will be completed by March 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, we had working capital of $2,544,455, compared to $2,715,525 at December 31, 1999. We believe our cash and cash equivalents, current marketable securities, cash flows from operations and expected cash flows from financing activities will be sufficient to fund our working capital needs over the next 12 months. Expected cash flows from financing activities include proceeds from a note payable to a bank of approximately, $980,000 and possible proceeds of up to approximately, $4,800,000 from the exercise of various outstanding warrants as described below. There is no assurance, however, that any of the outstanding warrants will be exercised. During the nine months ended September 30, 2000, net cash used by operating activities was $292,039, net cash used in investing activities was $622,599 and net cash used in financing activities was $685,122. This represented a net decrease in cash during this period of $1,599,760, primarily as a result of payment of $951,720 in income taxes as well as our increased staffing levels, upgrade of our computer capabilities and repurchase of our own common stock. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses as well as construction costs associated with our call center and the cost of anticipated acquisitions as discussed below. Additionally, we are upgrading our computing capacity, and have incurred expenses of approximately, $34,000 during the nine months ended September 30, 2000 and anticipate additional expenditures of approximately $566,000 to be incurred over the next 12 months.

During the third quarter of 1999 we began purchasing marketable debt and equity securities. At September 30, 2000, we had $3,488,786 in securities. During the three months ended September 30, 2000, all investments classified as held to maturity were reclassified as available for sale based on changes in timing of management's intent to utilize funds from the investments for expansion.

In March 1998, we announced and began repurchasing up to $1 million of our common stock in the open market. Furthermore, on January 12, 2000, we announced our intent to repurchase up to an additional $2 million of our common stock in the open market. As of September 30, 2000, we had repurchased 470,795 shares of our common stock for $2,305,909 or an average of $4.90 per share. The Board of Directors will continue to monitor and review our policy on repurchasing shares of our common stock.

During the first quarter of 1998, we agreed to loan John W. Hail, our Chief Executive Officer and a major shareholder, up to $250,000. Subsequently we also agreed to loan up to an additional $75,000. These loans are secured, bear interest at 8% per annum and became due on March 31, 1999. The loans were extended until March 31, 2000. During the first quarter of 2000, we agreed to loan up to an additional $225,000 and extended the loans until December 31, 2000. As of September 30, 2000, the balance due on these loans was $533,761 plus interest. The loans and extensions were unanimously approved by our board of directors.

On March 22, 2000, our Registration Statement (number 333-31750) was declared effective by the Securities and Exchange Commission. Under this Registration Statement, we registered 2,092,211 shares of stock underlying our outstanding 1997-A warrants, redeemable common stock purchase warrants and underwriter warrants. During the first quarter of 2000, the closing sale price of our common stock for 20 consecutive trading days exceeded $6.80, which permits us to call the redeemable common stock purchase warrants for redemption. The 1997-A warrants and redeemable common stock purchase warrants are exercisable on or before November 6, 2002, for the purchase of 1,832,211 shares of our common stock for $3.40 per share and the underwriter warrants are exercisable on or before November 12, 2002, for the purchase of 130,000 units (consisting of one share of our common stock and one redeemable common stock purchase warrant) for $5.40 per unit. These common stock purchase warrants are exercisable for the purchase of 130,000 shares of our common stock for $3.40 per share. If called, the redeemable common stock purchase warrants could provide additional working capital of up to approximately, $4,800,000. There is no assurance, however, that any of the outstanding warrants will be exercised.

On October 19, 2000, the Company signed a letter of intent to purchase all of the outstanding common stock of MTM Marketing and Consulting, Inc., General Merchandising Corporation, Universal Nutrition Corporation, and Rejuvenation Products, Inc. (collectively "MTM and affiliates"). The Company will purchase all of the common stock of MTM and affiliates, free and clear of all liens and encumbrances, for a combination of cash and shares of the Company's common stock at closing. The acquisition is subject to execution of a definitive agreement and approval by the Company's shareholders as well as appropriate due diligence performed by both parties. MTM and affiliates develop proprietary health, diet and beauty products sold via direct mail, infomercials and the Internet.

                           PART II. OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS
            None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
            None

Item 3. DEFAULTS UPON SENIOR SECURITIES
            None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On July 8, 2000, we held our 2000 Annual Meeting of stockholders at which the matters set forth below were considered and voted upon. Set forth below is a summary of the voting results:

         1. Re-election of R. Terren Dunlap as a director for a term ending in the year 2003 and until his successor is duly elected and qualified:

                  Votes For         Withhold Authority
                  ---------         ------------------
                  3,031,977                  1,500

         2. Re-election of Jimmy L. Dungan as a director for a term ending in the year 2001 and until his successor is duly elected and qualified:

                  Votes For         Withhold Authority
                  ---------         ------------------
                  3,030,989                  2,488

         Following the Annual Meeting, John Hail, Joseph B. Williams, and Harland C. Stonecipher, continued to serve as Directors along with R. Terren Dunlap and Jimmy L. Dungan.

         3. Ratification and appointment of Deloitte & Touche LLP as the Company's independent auditor for the fiscal year ending December 31, 2000.

                  Votes For         Against        Abstain
                  ---------         -------        -------
                  3,028,321          2,609          2,547


Item 5. OTHER INFORMATION
            None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
            Exhibit 15 - Letter of independent accountants as to unaudited interim financial information.

            Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REGISTRANT:
                                    ADVANTAGE MARKETING SYSTEMS, INC.


Date: November 7 , 2000             By: /s/ JOSEPH B. WILLIAMS
                                        --------------------------------------
                                        Joseph B. Williams, President,
                                        Chief Financial and Accounting Officer