Form 10KSB40
period 2000-12-31
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 2001-04-17
CIK 841866

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-KSB
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

       Title of each class             Name of each exchange on which registered
   Common Stock, $0.0001 Par Value                American Stock Exchange
Redeemable Common Stock Purchase Warrants         American Stock Exchange
            1997-A Warrants                       American Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 Par Value
                    Redeemable Common Stock Purchase Warrants
                                 1997-A Warrants
                            ------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The issuer's revenues for the year ended December 31, 2000 were $26,707,936.

The aggregate market value of the issuer's common stock, $.0001 par value, held by non-affiliates of the issuer as of March 31, 2001, was $10,561,984 based on the closing sale price on that date as reported by the American Stock Exchange. As of March 31, 2001, 4,350,379 shares of the issuer's common stock, $.0001 par value, were outstanding.


                        ADVANTAGE MARKETING SYSTEMS, INC.
                                   FORM 10-KSB
                   For the Fiscal Year Ended December 31, 2000
                                TABLE OF CONTENTS


Part I
Item 1   Description of Business
Item 2   Description of Property
Item 3   Legal Proceedings
Item 4   Submission of Matters to a Vote of Security Holders

Part II
Item 5   Market for Common Equity and Related Stockholder Matters
Item 6   Management's Discussion and Analysis or Plan of Operation
Item 7   Financial Statements
Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Part III
Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10  Executive Compensation
Item 11  Security Ownership of Certain Beneficial Owners and Management
Item 12  Certain Relationships and Related Transactions
Item 13  Exhibits and Reports on Form 8-K

SIGNATURES

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     Certain statements under the captions "Item 1. Description of Business," "Item 6. Management's Discussion and Analysis or Plan of Operation," and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," "expects," "may," "will," or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business and acquisition strategies; changes in the network marketing industry and changes in consumer preferences; competition;
availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness; acceptance of new product offerings; changes in, or the failure to comply with, government regulations (especially food and drug laws and regulations); our ability to obtain financing for future acquisitions; and other factors.

     Chambre(R), Spark of Life(R), Young at Heart(R), Co-Clenz(R), Stay 'N Shape(R), Sine-eze(R), and ToppFast(R), are our registered trademarks, and Choc-Quilizer(R) is a trademark of Tinos, L.L.C.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     We market a product line consisting of over one hundred products in three categories; weight management, dietary supplement and personal care products. These products are marketed through a network marketing organization in which independent distributors purchase products for resale to retail customers as well as for their own personal use. The number of our active distributors has increased from approximately 33,000 at December 31, 1998, and approximately 61,200 at December 31, 1999, to approximately 86,600 at December 31, 2000. In January 2001 we added another 5,000 active distributors with the purchase of LifeScience Technologies. An "active" distributor is one who purchased $50 of product or $15 on autoship of our products within the preceding 12 months.

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

     On an ongoing basis we review our product line for duplication and sales movement and make adjustments accordingly. As of December 31, 2000, our product line consisted of (i) seven weight management products, (ii) 27 dietary supplement products, (iii) 66 personal care products consisting primarily of cosmetic and skin care products and (iv) Dial A Doc. In January 2001, we added four new dietary supplements and ten new personal care products with the acquisition of LifeScience Technologies Holdings Limited Partnership, LifeScience Technologies Limited, LifeScience Technologies of Japan, LST Fulfillment Limited Partnership, and LifeScience Technologies of Canada, Inc. (collectively, "LifeScience Technologies"). Our products are manufactured by various manufacturers pursuant to formulations developed for us and are sold to our independent distributors located in all 50 states and the District of Columbia.

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

Key Operating Strengths

     We believe the source of our success is our support of and compensation program for our distributors. We provide our distributors with high-quality products and a highly attractive bonus program along with extensive training and motivational events and services. We believe that we have established a strong operating platform to support distributors and facilitate future growth. The key components of this platform include the following:

o    quality  products,   many  of  which  emphasize  herbs  and  other  natural
     ingredients to appeal to consumer demand for products that contribute to a healthy lifestyle;

o a compensation program that permits distributors to earn income from profits on the resale of products and residual income from reorder bonuses on product purchases within a distributor's downline organization, as well as to participate in various non-cash awards, such as vacations offered through promotional programs;

o a superior communications program that seeks to effectively and efficiently communicate with distributors by utilizing new technologies and marketing techniques, as well as motivational events and training seminars;

o a continual expansion and improvement of our product line and marketing plan; and

o    the  employment  of  computer  technology  to provide  timely and  accurate
     product  order  processing,  weekly  bonus  payment  processing,   detailed
     distributor earnings statements, and inventory management.

Growth Strategy

     Our growth strategy is expansion of our product line and network of independent distributors to increase sales. An increase in the number of distributors generally results in increased sales volume, and new products create enthusiasm among distributors, serve as a promotional tool in selling other products, and attract new distributors. Since 1995, we have introduced many new products to our product line in the weight management and dietary supplement categories, primarily through the acquisition of:

o    Miracle Mountain International, Inc. in May 1996;

o    Chambre International, Inc. in January 1997;

o the assets of Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., and Now International, Inc. in April 1997;

o all rights, including formulations and trademarks for the ToppFast, ToppStamina and ToppFitt products from ToppMed, Inc. in July 1998; and

o proprietary formulations and trademarks for LifeScience Technologies. Trademarks include Adapt-O-Pet(R), Aloe Perfect(R), Breckhman's Choice(R), Breckhman's Gold(R), Equine Gold(R), Golden Taiga Tea(R), LifeScience Technologies(R), LST(R), Maximizing Life's Potential(R), Pillar of Health(R), Pillar of Youth(R), Prima Derma(R), Primal Mist(R), Prime 1(R), Prime Club(R), Prime Perfect(R) and Prime Pak(R).

     We will also seek to increase sales through initiatives designed to enhance sales in our existing markets. These initiatives include increasing the number of our training and motivational events and teleconferences, hiring additional distributor support personnel and establishing more convenient regional support centers in targeted geographic markets.

     In addition, we seek to grow through acquisitions. The network marketing industry, which has relatively low barriers to entry, is fragmented and includes a number of small marketing companies, many of which are being acquired by larger companies. Our strategy is to capitalize on these market characteristics to achieve additional growth, both in terms of distributors and product line enhancement, through the acquisition of additional network marketing companies or the assets of such companies.

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

     Our growth strategy requires expanded distributor services and support, increased personnel, expanded operational and financial systems and implementation of additional control procedures. There is no assurance that we will be able to manage expanded operations effectively. Furthermore, failure to implement financial, information management, and other systems and to add control procedures could have a material adverse effect on our results of operations and financial condition. Our acquisitions could involve a number of risks including:

o the diversion of management's attention to the assimilation of the acquired companies or assets;

o adverse effects on our results of operations, such as the amortization of acquired intangible assets; and

o the possibility that the acquired company or assets will not contribute to our business cash flows and profitability as expected.

     Our business plan includes expansion and diversification of our network marketing organization and products through the acquisition of companies engaged in network marketing.

     Although we intend to focus principally on the expansion of sales within the United States, we are preparing for expansion into markets in other countries. We have products approved for sale in Canada and Japan and are moving forward with other countries, such as the United Kingdom, Australia, the Philippines and Taiwan. We believe there are numerous additional international markets in which our network marketing organization and products could prove successful.

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

     Over the past several years, widely publicized reports and medical research findings have suggested a correlation between the consumption of dietary supplements and the reduced incidence of certain diseases. The United States government and universities generally have increased sponsorship of research relating to dietary supplements. In addition, Congress has established the Office of Alternative Medicine within the National Institute of Health to foster research into alternative medical treatments, which may include natural remedies. Congress also recently established the Office of Dietary Supplements in the National Institutes of Health to conduct and coordinate research into the role of dietary supplements in maintaining health and preventing disease.

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

Products

     Our product line consists of products in the categories of weight management, dietary supplements and personal care. We currently market over one hundred products, exclusive of variations in product size, colors or similar variations of our basic product line.

     Weight Management Category. During the years ended December 31, 2000 and 1999, 67.6% and 70.9% respectively, of our net sales were derived from the seven products in the weight management category that we market under the Advantage Marketing Systems label. The following products represent the majority of our product sales in the weight management category:

o AM-300--A specialized blend of herbs, including an ephedra herb concentrate and chromium picolinate; and

o AS-200--A specialized blend of herbs and nutrients in addition to citrin and chromium picolinate.

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

     Dietary Supplement Category. During the years ended December 31, 2000 and 1999, 25.3% and 23.4%, respectively, of our net sales were derived from the 27 products in the dietary supplement category which contain herbs, vitamins, minerals and other natural ingredients. They are sold under the Advantage Marketing Systems label. The following products represent the majority of our product sales in the dietary supplement category:

o Shark Cartilage Complex--Manufactured from shark fin cartilage and a blend of curcumin, boswellia and vanadium;

o Colloidal Silver--Contains essential elements required by plants, animals and man that we once naturally obtained from organic soils via fruits, vegetables, nuts, grains and legumes;

o Spark of Life--A liquid nutritional drink containing a blend of herbs, vitamins, minerals, amino acids and essential fatty acids; and

o Chlorella--Fresh water green algae containing amino acids of protein, nucleic acids, fibers, vitamins and minerals.

     As of January 4, 2001 we have added a new line of dietary supplements with the purchase of LifeScience Technologies. Many of the products are based on a proprietary formula of blended herbs, known as adaptogens, imported from Russia as developed by the research of Dr. Israel Breckhman.

     Personal Care Category. In January 1997, we dramatically expanded and improved our product line by acquiring Chambre International and its line of skin care, hair care, family care and cosmetic products. Chambre International had been marketing its products for over 24 years. During the years ended December 31, 2000 and 1999, 1.3% and 2.7% of our net sales were derived from the 66 personal care products marketed primarily under the Chambre label in the personal care category. The following products represent the majority of our product sales in the personal care category:

o    NH2  Lift  System--A   three-part   skin-care  system  combining  enzymatic
     exfoliation and isometric action to firm the skin, build muscle tone and lift the face;

o Skin Care Collections--Include cleansing lotion, skin freshener, oatmeal scrub, night treatment, moisturizer and protein or moisture masque;

o    Hair   Care   Systems--Include   keratin   shampoo,   conditioning   rinse,
     reconstructor, hair hold and style and set; and

o Chambre Cosmetics--Include foundations, mascara, lipliners, eyeliners, powder and cream blushes, lip colors and eyeshadows.

     Dial A Doc. Effective May 1, 1998, we began offering the Dial A Doc service to members of our monthly autoship program. Dial A Doc is a 24-hour service which allows participants to speak with and ask questions of board certified, private practice physicians anytime, seven days a week. Members access the service through a toll-free telephone number and a personal identification number.

     Promotional Materials. We also derive revenues from the sale of various educational and promotional materials designed to aid our distributors in maintaining and building their businesses. Such materials include various sales aids, informational videotapes and cassette recordings, and product and marketing brochures.

     Other Products and Services. Prior to focusing on weight management, dietary supplement and personal care products in October 1993, we marketed various packages of consumer benefit services provided by third-party providers. The consumer benefit services consist of:

o    a discount shopping service;

o    a grocery coupon service;

o    a discount travel service;

o    pre-paid legal services; and

o    a variety of other consumer benefits.

The services under these consumer benefit programs, except for the pre-paid legal services, are provided by Consumer Benefit Services, Inc. The pre-paid legal services are provided by Pre-Paid Legal Services, Inc. We actively market these programs, and maintain the existing memberships. These program membership sales represented less than 1% of our net sales during 2000 and 1999.

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

     We do not maintain a product development staff, but rely upon Chemins Company, Inc. and other manufacturers, independent researchers, vendor research departments and others for such services. When a new product concept is identified or when an existing product must be reformulated, the new product concept or reformulation project is generally submitted to Chemins for technical development and implementation. We continually review our existing products for potential enhancements to improve their effectiveness and marketability. While we consider our product formulations to be proprietary trade secrets, such formulations are not patented. Accordingly, there is no assurance that another company will not replicate one or more of our products.

     Product Procurement and Distribution; Insurance. Essentially all of our product line in the weight management and dietary supplement categories is manufactured by Chemins Company, Inc. utilizing our product formulations. Essentially all of our product line in the personal care category is manufactured by GDMI, Inc. and Columbia Cosmetics, Inc. Our adaptogen product line from our LifeScience Technologies acquisition is manufactured by Vita Rich Laboratories.

     In connection with the Stay 'N Shape asset purchase, we succeeded to the rights and obligations of Nation of Winners International, Inc. under a marketing and distribution agreement with Tinos, L.L.C. Pursuant to this agreement we acquired the exclusive worldwide right to market Choc-Quilizer for the purpose of appetite suppression and weight control through December 6, 2006. This agreement is subject to termination by Tinos upon 60 days written notice in the event we did not obtain a sales volume of 300,000 units of 90 count capsules or caplets of Choc-Quilizer during the period from the date of the license through December 5, 1998, or reasonable sales volumes during each 12-month period thereafter. We did not meet the required sales volume through December 5, 1998, and the agreement could be subject to cancellation upon 60 days written notice, however, we have received no indication from Tinos that it has any intention of terminating the agreement.

     We have not generally entered into long-term supply agreements with the manufacturers of our product line or the third-party providers of our consumer benefit services. However, we customarily enter into contracts with our manufacturers and suppliers to establish the terms and conditions of purchases. Our arrangements with Chemins Company, Inc. may be terminated by either party upon the completion of any outstanding purchase orders. Therefore, there can be no assurance that Chemins will continue to manufacture our products or provide research, development and formulation services. In the event the relationship with any of our manufacturers becomes impaired, we will be required to obtain alternative manufacturing sources for our products. In such event, there is no assurance that the manufacturing processes of our current manufacturers can be replicated by another manufacturer. Although we have not previously experienced product unavailability or supply interruptions, we believe that we would be able to obtain alternative sources for our weight management, dietary supplement and personal care products. A significant delay or reduction in availability of products, however, could have a material adverse effect on our business, operating results and financial condition.

     We, like other marketers of products that are intended to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We maintain limited product liability insurance with coverage limits of $100,000 per occurrence and $100,000 aggregate. Although we do not obtain contractual indemnification, our product manufacturers carry product liability insurance which covers our products. We have agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by us. Also we have agreed to indemnify Chemins Company, Inc. against claims arising from claims made by our distributors for products manufactured by Chemins and marketed by us. Product liability claims in excess of insurance coverage may result in significant losses which would adversely affect product sales, results of our operations, financial condition and the value of our common stock.

     All of the items in our product line include a customer satisfaction guarantee. Within 30 days of purchase, any retail customer or distributor who is not satisfied with our product for any reason may return it or any unused portion to the distributor from whom it was purchased or to us for a full refund or credit toward the purchase of another product. Distributors may obtain replacements from us for products returned to them by retail customers if they return such products on a timely basis. Furthermore, in most jurisdictions, we maintain a buy-back program. Under this program we will repurchase products sold to a distributor (subject to a 10% restocking charge), provided that the distributor resigns as a distributor and returns the product in marketable condition within 12 months of original purchase, or longer where required by applicable state law or regulations. We believe this buy-back program addresses a number of the regulatory compliance issues pertaining to network marketing systems. For the years ended December 31, 2000 and 1999, the cost of products returned to us was 2% and 3% percent of gross sales, respectively.

     Our product line is distributed principally from our facilities in Oklahoma City or from our Regional Support Centers. Products are warehoused in Oklahoma City and at selected Regional Support Centers.

Network Marketing

     We market our product line through independent distributors in a network marketing organization. At December 31, 2000, we had approximately 86,600
"active" distributors. We had approximately 61,200 and 33,000 "active" distributors at December 31, 1999 and 1998, respectively. To be considered "active" a distributor must have purchased $50 in products or $15 on autoship of our products within the preceding 12 months. Our distributors are independent contractors who purchase products directly from us for resale to retail consumers. Distributors may elect to work on a full-time or part-time basis. We believe our network marketing system appeals to a broad cross-section of people, particularly those seeking to:

o    supplement family income;

o    start a home business; or

o    pursue  employment   opportunities   other  than  conventional,   full-time
     employment.

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

     Our network marketing program encourages individuals to develop their own downline network marketing organizations. Each new distributor is either linked to:

o the existing distributor that personally enrolled the new distributor into our network marketing organization; or

o the existing distributor in the enrolling distributor's downline as specified by the enrolling distributor at the time of enrollment.

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

     To aid distributors in easily meeting the monthly personal product purchase requirement to qualify for bonuses, we developed the "autoship" in 1994. Under the autoship purchasing arrangement, distributors establish a standing product order for an amount in excess of $15 which is automatically charged to their credit cards or deducted from their bank accounts each month prior to shipment of the ordered products. At December 31, 2000, 1999, and 1998, we had approximately 29,761, 27,600, and 13,000 distributors participating in the autoship, respectively.

     Growth of our network marketing organization is in part attributable to our bonus structure which provides for payment of bonuses on product purchases made by other distributors in a distributor's downline organization. Distributors derive income from several sources:

o First, distributors earn profits by purchasing from our product line at wholesale prices (which are discounted up to 40% from suggested retail prices) and selling our product line to customers at retail.

o    Second,   distributors   who  establish  their  own  downline   distributor
     organizations may earn bonuses of up to 40% on product purchases by distributors within the first four levels of their downline organization.

o Third, distributors who have personally enrolled three active distributors and have (i) $300 per month of autoship product purchases by personally enrolled distributors on their first level and (ii) $300 per month of autoship product purchases on their second level, become directors and have the opportunity to build an additional director downline organization and receive additional bonuses of 4% on product purchases by such downline organization.

o Fourth, distributors who have personally enrolled six active distributors and have (i) $600 per month of autoship product purchases by personally enrolled distributors on their first level and (ii) $600 per month of autoship product purchases on their second level, become silver directors and have the opportunity to build an additional silver director downline organization and receive additional bonuses of 5% on product purchases by such downline organization.

o Fifth, silver directors who have personally enrolled 12 active distributors and have (i) $1,200 per month of autoship product purchases by personally enrolled distributors on their first level and (ii) $1,200 per month of autoship product purchases on their second level and have a total of $5,000 wholesale volume monthly in their downline, become gold directors and have the opportunity to receive an additional bonus of 3% on product purchases by their silver director downline organization. In addition, gold directors have the opportunity to receive generation bonuses of up to 3% on the product purchases by distributors of silver director downline organizations that originate from their silver director downline organization through four generations.

o Sixth, gold directors who maintain the gold director requirements and develop four gold directors, each one from a separate leg of their downline organization plus $40,000 wholesale volume in downline organization, become platinum directors and have the opportunity to build an additional platinum director downline organization and receive additional bonuses of 5% on product purchases by such downline organization.

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

     Each distributor in our network marketing organization has a director, a silver director, a gold director and a platinum director. Each director has a silver director, a gold director and a platinum director. Each silver director has a gold director and a platinum director. Each gold director has a platinum director. As of December 31, 2000, we had 293 silver directors, 182 gold directors and 43 platinum directors.

     Under our regional support center program, we designate distributors to serve as regional support center directors and provide them special training and support. Each regional support center director functions as a product distribution center for our products. As of December 31, 2000, we had 74 regional support center directors.

         We maintain a computerized system for processing distributor orders and calculating bonus payments which enable us to remit such payments promptly to distributors. We believe that prompt and accurate remittance of bonuses is vital to recruiting and maintaining distributors, as well as increasing their motivation and loyalty to us. We make weekly bonus payments based upon the previous week's product purchases, while most network marketing companies only make monthly bonus payments. During 2000 and 1999, we paid bonuses to 11,902 and 8,500 distributors, respectively, in the aggregate amounts of $11,271,109 and $9,677,476, respectively.

     We are committed to providing the best possible support to our distributors. Distributors in our network marketing organization are provided training guides and are given the opportunity to participate in our training programs. We sponsor regularly scheduled conference calls for our platinum distributors which include testimonials from successful distributors and satisfied customers as well as current product and promotional information. We produce a monthly newsletter which provides information on us, our products and our network marketing system. The newsletter is designed to help recruit new distributors by answering commonly asked questions and includes product information and business building information. The newsletter also provides a forum for us to give additional recognition to our distributors for outstanding performance. In addition, we regularly sponsor training sessions for our distributors across the United States. At these training sessions distributors are provided the opportunity to learn more about our product line and selling techniques so they can build their businesses more rapidly. We produce comprehensive and attractive four color catalogues and brochures that display and describe our product line. We maintain a web page which provides information on us, our products, and our network marketing system at www.amsonline.com.

     Furthermore, in order to facilitate our continued growth and support distributor activities, we continually upgrade our management information and telecommunications systems. These systems are designed to provide, among other things, financial and operating data for management, timely and accurate product ordering, bonus payment processing, inventory management and detailed distributor records. Since 1994, we have invested more than $1,980,000 to enhance our computer and telecommunications systems.

Regulation

     In the United States (as well as in any foreign markets in which we may sell our products), we are subject to laws, regulations, administrative determinations, court decisions and similar constraints (as applicable, at the federal, state and local levels) (hereinafter "regulations"). These regulations include and pertain to, among other things:

o    the   formulation,   manufacturing,   packaging,   labeling,   advertising,
     distribution, importation, sale and storage of our products;

o our product claims and advertising (including direct claims and advertising as well as claims and advertising by distributors, for which we may be held responsible); and

o    our network marketing organization.

     Products. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale and storage of our products are subject to regulation by a number of governmental agencies. The federal agencies include the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. Our activities are also regulated by various agencies of the states, localities and foreign countries in which our products are or may be manufactured, distributed and sold. The Food and Drug Administration, in particular, regulates the formulation, manufacturing and labeling of weight management products, dietary supplements, cosmetics and skin care products, including some of our products. Food and Drug Administration regulations require us and our suppliers to meet relevant regulatory good manufacturing practices for the preparation, packaging and storage of these products. Good manufacturing practices for dietary supplements have yet to be promulgated but are expected to be proposed. The Dietary Supplement Health and Education Act of 1994 revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements, which we believe is generally favorable to the dietary supplement industry. The Dietary Supplement Health and Education Act created a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. However, the Dietary Supplement Health and Education Act grandfathered, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement containing a new dietary ingredient and placed on the market on or after October 15, 1994 must have a history of use or other evidence establishing a basis for expected safety. Manufacturers of dietary supplements having a "structure-function" statement, must have substantiation that the statement is truthful and not misleading.

     The majority of our sales come from products that are classified as dietary supplements under the Federal Food, Drug and Cosmetic Act. The labeling requirements for dietary supplements have been set forth in final regulations with respect to labels affixed to containers beginning after March 23, 1999. These regulations include how to declare nutrient content information, and the proper detail and format required for the "supplemental facts" box. During 1999, we revised our product labels in compliance with these regulations. Many states have also recently become active in the regulation of dietary supplement products. These states may require modification of labeling or formulation of certain of our products sold in these states.

     In addition, on January 6, 2000, the Food and Drug Administration published a Final Rule on permissible structure/function statements to be placed on labels and in brochures. Structure/function statements are claims of the benefit or effect of a product or an ingredient on the body's structure or function. This new regulation does not significantly change the way that the Food and Drug Administration interprets structure/function statements. Thus, we did not make any substantial label revisions based on this regulation regarding any of our structure/function product statements.

     As a marketer of products that are ingested by consumers, we are subject to the risk that one or more of the ingredients in our products may become the subject of adverse regulatory action. For example, one of the ingredients in our AM-300 product is ephedra, an herb which contains naturally-occurring ephedrine. Our manufacturer uses a powdered extract of that herb when manufacturing AM-300. We market AM-300 principally as an aid in weight management. The extract is an 8% extract which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. Ephedrine containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

     On April 10, 1996, the Food and Drug Administration issued a statement warning consumers not to purchase or ingest dietary supplements containing ephedrine that are claimed to produce certain effects. These effects include euphoria, heightened awareness, increased sexual sensations or increased energy. The Food and Drug Administration cautions that these products pose significant adverse health risks, including dizziness, headache, gastrointestinal distress, irregular heartbeat, heart palpitations, heart attack, strokes, seizures, psychosis and death. We market AM-300 principally as an aid in weight management. On April 3, 2000, the FDA withdrew most of the provisions of its proposed rule regarding dietary supplements that contain ephedrine alkaloids. The proposed rule, which was published on June 4, 1997, would have significantly limited our ability to sell AM-300 if it had been made effective. The FDA's withdrawal of the provisions removed most, but not all, of the limitations. This action was prompted largely by a report issued by the United States General Accounting Office ("GAO") in which the GAO criticized the scientific basis for the proposed rule and the FDA's evaluation of approximately 900 reports of adverse events supposedly related to the consumption of dietary supplements containing ephedrine alkaloids. The FDA made available for public inspection most of these adverse event reports on April 3, 2000.

     On October 25, 2000, several trade organizations for the dietary supplement industry submitted a petition to the FDA, which concerned the remaining provisions of the proposed rule regarding dietary supplements that contain ephedrine alkaloids. The petition requested the FDA to: (1) withdraw the remaining provisions of the proposed rule; and (2) adopt new standards for dietary supplements that contain ephedrine alkaloids, which were set forth in the petition. The FDA has not publicly responded to this petition.

     The FDA will, most likely, attempt to issue a new proposal rule with respect to dietary supplements that contain ephedrine alkaloids. However, it is uncertain what restrictions the new proposed rule will contain or when a new proposed rule will be issued. In our opinion, it is unlikely that a final regulation will be issued by the FDA during 2001.

     The Texas Department of Health promulgated a new regulation, which became effective on January 1, 2001. The regulation requires a warning to appear on the product label indicating that the sale of ephedra-containing products to minors is illegal. Our AM-300 labels comply with this regulation.

     In foreign markets, prior to commencing operations and prior to making or permitting sales of our products, we may be required to obtain an approval, license or certification from the country's ministry of health or comparable agency. Prior to entering a new market in which a formal approval, license or certificate is required, we are required to work extensively with local authorities to obtain the requisite approvals. The approval process generally requires us to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. Such approvals may be conditioned on reformulation of our products or may be unavailable with respect to certain products or ingredients.

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

     We provide no assurance that:

o the Federal Trade Commission will not question our past or future advertising or other operations; or

o a state will not interpret product claims presumptively valid under federal law as illegal under that state's regulations.

     Also, our distributors and their customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the Federal Trade Commission or state or local consumer affairs offices. These agencies may take action on their own initiative or on a referral from distributors, consumers or others. If taken, these actions may result in:

o    entries of consent decrees;

o    refunds of amounts paid by the complaining distributor or consumer;

o    refunds to an entire class of distributors or customers;

o    other damages; and

o    changes in our method of doing business.

     A complaint based on the practice of one distributor, whether or not such activities were authorized by us, could result in an order affecting some or all distributors in a particular state, and an order in one state could influence courts or government agencies in other states. Enforcement proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on our financial condition.

     Compliance Efforts. We attempt to remain in full compliance with all applicable laws and regulations governing the manufacture, labeling, sale, distribution, and advertising of our dietary supplements. We retain special legal counsel for advice on both Food and Drug Administration and Federal Trade Commission legal issues. In particular, we work closely with special legal counsel who specializes in Dietary Supplement Health and Education Act regulations for label revisions, content of structure/function statements, advertising copy, and also the position of the Food and Drug Administration on ephedra-containing products.

     Network Marketing System. Our network marketing system is subject to federal and state laws and regulations administered by the Federal Trade Commission and various state agencies. These laws and regulations include securities, franchise investment, business opportunity and criminal laws prohibiting the use of "pyramid" or "endless chain" types of selling organizations. These regulations are generally directed at ensuring that product sales are ultimately made to consumers (as opposed to other distributors) and that advancement within the network marketing system is based on sales of products, rather than investment in the company or other non-retail sales related criteria.

     The compensation structure of a network marketing system is very complex. Compliance with all of the applicable regulations and laws is uncertain because of the evolving interpretations of existing laws and regulations and the enactment of new laws and regulations pertaining in general to network marketing systems and product distribution. We have an ongoing compliance program with assistance from legal counsel experienced in the laws and regulations pertaining to network sales organizations. We are not aware of any legal actions pending or threatened by any governmental authority against us regarding the legality of our network marketing operations.

     We currently have independent distributors in all 50 states and the District of Columbia. We review the requirements of various states as well as seek legal advice regarding the structure and operation of our selling organization to ensure that it complies with all of the applicable laws and regulations pertaining to network sales organizations. On the basis of these efforts and the experience of our management, we believe that we are in compliance with all applicable federal and state regulatory requirements. We have not obtained any no-action letters or advance rulings from any federal or state security regulator or other governmental agency concerning the legality of our operations, nor are we relying on a formal opinion of counsel to this effect. Accordingly, there is the risk that our network marketing system could be found to be in noncompliance with applicable laws and regulations, which could then:

o    result in enforcement action and imposition of penalties;

o    require modification of our network marketing system;

o    result in negative publicity; or

o    have a negative effect on distributor morale and loyalty.

Any of these consequences could have a material adverse effect on our sales as well as our financial condition.

     We are subject to the risk of challenges to the legality of our network marketing system by our distributors, both individually and as a class. Generally such challenges would be based on claims that our network marketing system was operated as an illegal "pyramid scheme" in violation of federal securities laws, state unfair practice and fraud laws and the Racketeer Influenced and Corrupt Organizations Act.

     Two important Federal Trade Commission cases have established legal precedent for determining whether a network marketing system constitutes an illegal pyramid scheme. The first, IN RE KOSCOT INTERPLANETARY, INC., 86 F.T.C. 1106 (1975), set forth a standard for determining whether a marketing system constituted a pyramid scheme. Under the KOSCOT standard, a pyramid scheme is characterized by the participants' payment of money to a company in return for:

o    the right to sell a product; and

o the right to receive, in return for recruiting other participants into the program, rewards that are unrelated to sales of the product to ultimate users.

Applying the KOSCOT standard in IN RE AMWAY CORP., 93 F.T.C. 618 (1979), the Federal Trade Commission determined that a company will not be classified as operating a pyramid scheme if the company adopts and enforces policies that in fact encourage retail sales to consumers and prevent "inventory loading." Inventory loading occurs when distributors purchase large quantities of non-returnable inventory to obtain the full amount of compensation available under the system. In AMWAY, the Federal Trade Commission found that the marketing system of Amway Corporation did not constitute a pyramid scheme, noting the following Amway policies:

o participants were required to buy back, from any person they recruited, any saleable, unsold inventory upon the recruit's leaving Amway;

o every participant was required to sell at wholesale or retail at least 70% of the products bought in a given month in order to receive a bonus for that month; and

o in order to receive a bonus in a month, each participant was required to submit proof of retail sales made to 10 different consumers.

     We believe that our network marketing system is not classified as a pyramid scheme under the standards set forth in KOSCOT, AMWAY, and other applicable law. In particular, in most jurisdictions, we maintain an inventory buy-back program to address the problem of inventory loading. Pursuant to this program, we repurchase products sold to a distributor (subject to a 10% restocking charge) provided that:

o    the distributor resigns as a distributor; and

o returns the product in marketable condition within 12 months of original purchase, or longer where required by applicable state law or regulations.

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

     In the event of challenges to the legality of our network marketing system by distributors, we would be required to:

o    demonstrate that our network marketing policies are enforced; and

o that the network marketing system and distributors' compensation thereunder serve as safeguards to deter inventory loading and encourage retail sales to the ultimate consumers.

     In WEBSTER V. OMNITRITION INTERNATIONAL, INC., 79 F.3d 776 (9th Cir. 1996), the United States Court of Appeals held that a class action brought against Omnitrition International, Inc., a multilevel marketing seller of nutritional supplements and skin care products, should be allowed to proceed to trial. The plaintiffs, former distributors of Omnitrition's products, alleged that Omnitrition's selling program was an illegal pyramid scheme and claimed violations of Racketeer Influenced and Corrupt Organizations Act and several federal and state fraud and securities laws. Despite evidence that Omnitrition complied with the AMWAY standards, the court ruled that a jury would have to decide whether Omnitrition's policies, many of which apparently were similar to compliance policies adopted by us, were adequate to ensure that Omnitrition's marketing efforts resulted in a legitimate product marketing and distribution structure and not an illegal pyramid scheme. We believe that our marketing and sales programs differ in significant respects from those of Omnitrition, and that our marketing program complies with applicable law. The two most significant differences are:

o the Omnitrition marketing plan required distributors to purchase $2,000 in merchandise in order to qualify for bonuses as compared to $15 on autoship under our marketing program; and

o the Omnitrition inventory repurchase policy was limited to products that were less than three months old as compared to one year under our inventory repurchase policy.

A lesson from the OMNITRITION case is that:

o a selling program which operates to generate only the minimum purchases necessary to qualify for bonuses is suspect; and

o a selling program must operate to generate purchases independently of the payment of bonuses in order to have a legitimate product marketing and distribution structure.

We believe that our selling program operates to generate significant purchases "for intrinsic value" as demonstrated by our sales figures. During the month of December 2000, 32,185 of our distributors placed a total of 35,005 orders averaging $52 in size while only a single $15 on autoship per month is necessary to qualify for bonuses. In view of the holding of the court of appeals in the OMNITRITION case, however, there is no assurance that, if challenged, we would prevail against private plaintiffs alleging violations of anti-pyramid and securities laws. A final ruling against us in such a suit could result in the imposition of a material liability against us. Moreover, even if we were successful in defending against such suit, the costs of such defense, both in dollars spent and in management time, could be material and adversely affect our operating results. In addition, the negative publicity of such a suit could adversely affect our sales and ability to attract and retain distributors.

     Nutrition for Life International, Inc., one of our competitors and a multilevel seller of personal care and nutritional supplements, announced in January 1997, that it had settled class action litigation brought by distributors alleging fraud in connection with the operation of a pyramid scheme. Nutrition for Life paid in excess of $3 million to settle claims brought on behalf of its distributors, and related securities fraud claims brought on behalf of certain purchasers of its stock.

     We believe that our marketing program is significantly different from the program allegedly promoted by Nutrition for Life and that our marketing program is not in violation of anti-pyramid laws or regulations. Two issues in the Nutrition for Life matter were a $1,000 buy-in urged on new recruits, and the paying of commissions on product vouchers prior to the actual delivery of product. By design, our marketing program offers no incentive to anyone to make a large personal purchase nor do we use product vouchers. Actual average order size in December 2000 was $52. However, there is no assurance that claims similar to the claims brought against Nutrition for Life and other multilevel marketing organizations will not be brought against us, or that we will prevail in the event any such claims were made. Furthermore, even if we were successful in defending against any such claims, the cost of conducting such a defense, both in dollars spent and in management time, could be material and adversely affect our operating results and financial condition. In addition, the negative publicity of such a suit could adversely affect our sales and ability to attract and retain distributors.

Intellectual Property

     We use several trademarks and trade names in connection with our products and operations. As of December 31, 2000, we had seven federal trademark registrations with the United States Patent and Trademark Office. The LifeScience Technologies acquisition in January 4, 2001 included an additional 45 registered trademarks. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. Also, common law trademark rights are limited to the geographic area in which the trademark is actually used. In addition, our product formulations are not protected by patents and are not patentable. Therefore, there can be no assurance that another company will not replicate one or more of our products.

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

Employees

     As of December 31, 2000, we had 72 full-time and 21 part-time employees, consisting of four executive officers, 33 involved in administrative activities, 15 involved in marketing activities, 20 involved in customer service activities, and 21 involved in shipping activities. Our employees are not represented by a labor organization. We consider our employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

     We maintain our executive office in 10,003 square feet at 2601 Northwest Expressway, Suites 1210W and 1120W, Oklahoma City, Oklahoma 73112-7293, our warehouse and distribution center in 10,340 square feet at 4000 North Lindsay, Oklahoma City, Oklahoma, and our support center in 1,300 square feet at 214 Quadrum Drive, Oklahoma City, Oklahoma. These premises are occupied pursuant to long-term leases which expire on May 31, 2003, January 31, 2005, May 31, 2003 and January 31, 2002, respectively, and which require monthly rental payments of $7,348, $2,336, $5,600 and $904, respectively. In April of 2000 we broke ground on our new warehouse and distribution facility. The 23,346 square foot, $1.3 million facility is expected to be completed in May of 2001.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any pending litigation. In September 1995, the Oklahoma Department of Securities commenced an investigation of us and the AMS Distributor Stock Pool related to the availability of exemptions under the Oklahoma Business Opportunity Act with respect to our network marketing activities and programs, the offer and sale of unregistered securities by us and the sale thereof by our officers, directors and employees without registration as broker-dealers and the purchase and resale of our common stock by our officers and directors in the public market. As the investigation progressed, it narrowed to focus on the activities associated with and related to the pool. The pool, under which our independent distributors were permitted to participate on a voluntary basis, was formed in 1990. Participants made contributions to the pool and, from such contributions, the administrator of the pool purchased on a monthly basis our common stock in the over-the-counter market for the participants. All purchase transactions were executed and effected through a registered broker-dealer. All records of ownership of the common stock held by the pool were maintained at our offices. The pool only purchased shares of our common stock and did not sell shares on behalf of the participants. As of December 31, 1997, the pool held approximately 245,000 shares of common stock for and on behalf of the participants. Each participant has sole voting rights with respect to those shares of common stock held for their benefit. In the event a participant desires to sell the common stock held for their benefit by the pool, certificates representing such shares are delivered to them for the purpose of effecting such sale.

     The Oklahoma Department of Securities took the position that the offer and sale of participation rights in the pool violated the registration provisions of the Oklahoma Securities Act. During October 1997, we ceased accepting additional contributions to the pool and effecting purchase transactions in our common stock. On November 4, 1997, we and our then executive officers and directors, John W. Hail, Curtis H. Wilson, Sr. and Roger P. Baresel, entered into an agreement with the Administrator of the Oklahoma Department of Securities in settlement of the investigation. The Oklahoma Department of Securities settled without taking any action against us and our executive officers and directors. Pursuant to such agreement, John W. Hail reimbursed the Department its cost of the investigation without entitlement to reimbursement by us or any of our other officers and directors. Under the terms of such agreement, we and Messrs. Hail, Wilson and Baresel agreed to notify the Department of any proposed offer or sale of additional securities by us or each of Messrs. Hail, Wilson and Baresel pursuant to any registration exemption under the Oklahoma Securities Act, for the three year period ended on November 6, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     From November 6, 1997 to June 14, 1999, our common stock was traded on the Nasdaq SmallCap Market under the symbol "AMSO." On June 15, 1999, our common stock began trading on the American Stock Exchange under the symbol "AMM."

     On March 31, 2001, the closing sale price of our common stock on the American Stock Exchange was $2.80. We believe there are approximately 2,870 holders of our common stock.

     The following table sets forth, for the periods prior to June 15, 1999, the high and low closing bid quotations of our common stock. These bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions. For the periods subsequent to June 15, 1999, the table sets forth the high and low closing sale price of our common stock on the American Stock Exchange.


No cash dividends were declared
as of December 31, 2000                           Common Stock
                                            Closing Sales or Bid Prices
                                            ---------------------------
                                                 High      Low
                                                 ----      ---
2000--Calendar Quarter Ended:
    March 31..............................      $ 7.63   $ 5.63
    June 30...............................        6.13     4.50
    September 30..........................        4.69     3.69
    December 31...........................        2.63     2.25
1999 --Calendar Quarter Ended:
    March 31..............................      $ 3.00   $ 2.19
    June 30...............................        4.00     1.94
    September 30..........................        4.56     3.25
    December 31...........................        5.56     3.13

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto under Item 7 below.

General

     Our business and operations during the last five years have been significantly affected by the acquisitions of Miracle Mountain International, Inc. in May 1996 (the "Miracle Mountain acquisition"), Chambre International, Inc. in January 1997 (the "Chambre acquisition"), the assets of Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., and Now International, Inc. in April 1997 (the "Stay 'N Shape International asset purchase") and ToppMed Inc., in July 1998 (the "ToppMed asset purchase"). As a result of these acquisitions and asset purchases, we acquired 6,790 distributors and added 115 products to our product line. In addition we expect the addition of LifeScience Technologies in January 2001 to significantly impact our sales growth with the addition of 5,000 distributors and 14 new products.

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

     LifeScience Technology Acquisition. On January 4, 2001, we purchased the LifeScience Technologies group of companies for $1.2 million and a five year payment of $41,667 per month or 5% of the gross sales of LifeScience Technologies products whichever is greater. The seller has the option to take up to 860,000 shares of common stock in lieu of cash at an option price of $3.00 per share. As a result of this acquisition we added 14 products and over 5,000 distributors.

     Repurchase of Our Common Stock. In March 1998, we announced and began repurchasing up to $1 million of our common stock in the open market. As of December 31, 1999, we had repurchased 201,185 shares of our common stock for $699,307 or an average of $3.48 per share and as of December 31, 2000, we had repurchased 472,795 shares of our common stock for $2,311,364 or an average of $4.75 per share. This program was discontinued as of January 1, 2001.

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

     Each 1997-A warrant is exercisable on or before November 6, 2002, to purchase one share of common stock for $3.40, subject to adjustment in certain events. We may redeem the 1997-A warrants at any time upon 30 days notice, at a price of $.0001 per 1997-A warrant.

     We received proceeds from these two offerings of $2,154,357. Accumulated offering costs of $323,076 were charged against the net proceeds from these offerings. Pursuant to these offerings we issued 337,211 shares of common stock and the same number of 1997-A warrants.

     Distributor Stock Purchase Plan. On February 19, 1999, our Registration Statement, (number 333-47801) was declared effective by the Securities and Exchange Commission. Under this registration statement, we registered 5,000,000 stock purchase plan participation interests ("Participation Interests") in the Advantage Marketing Systems, Inc. 1998 Distributor Stock Purchase Plan (the "Plan"). The Participation Interests will be offered to the distributors of our products and services ("Eligible Persons") in lots of five Participation Interests. An Eligible Person electing to participate in the Plan (a "Participant") is entitled through purchase of the Participation Interests to purchase in the open market through the Plan, shares of our common stock. The Participation Interests are non-transferable. Other than an annual service fee of $5.00 per Participant and a transaction fee of $1.25 per month, we do not receive any proceeds from the purchase of the common stock by the Plan. The offering price of each Participation Interest is $1.00, and each Eligible Person is to be required initially to purchase a minimum of 25 Participation Interests upon electing to participate in the Plan.

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

Results of Operations

     The following table sets forth, as a percentage of net sales, selected results of our operations for the years ended December 31, 2000, 1999 and 1998. The selected results of operations are derived from our audited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

                                                                        For the Years Ended December 31,
                                                                        --------------------------------
                                                            2000                      1999                       1998
                                                            ----                      ----                       ----
                                                      Amount     Percent        Amount    Percent         Amount       Percent
                                                      ------     -------        ------    -------         ------       -------
Net sales......................................... $26,707,936      100.0%    $22,427,551    100.0%     $13,287,824      100.0%
                                                    -----------     -----     -----------    -----      -----------      -----
    Cost of sales:
    Commissions and bonuses.......................   10,973,686      41.1       9,691,239     43.2        5,487,418       41.3
    Cost of products..............................    5,687,197      21.3       5,140,375     22.9        3,146,765       23.7
    Cost of shipping..............................    1,268,818       4.8         779,327      3.5          365,046        2.7
                                                   ------------     -----     -----------    -----      -----------      -----
Total cost of sales...............................   17,929,701      67.1      15,610,941     69.6        8,999,229       67.7
                                                   ------------     -----     -----------    -----      -----------      -----
    Gross profit..................................    8,778,235      32.9       6,816,610     30.4        4,288,595       32.3
Marketing, distribution and
    administrative expenses.......................    8,057,808      30.2       5,236,938     23.4        3,548,772       26.7
                                                   ------------     -----     -----------    -----      -----------      -----
    Income from operations........................      720,427       2.7       1,579,672      7.0          739,823        5.6
Other income (expense):
Interest and dividends, net.......................      310,599       1.2         364,270      1.6          309,908        2.3
Other income (expenses)...........................      (81,560)      (.3)          7,866       --           39,280         .3
Settlement of additional  tax liability...........           --        --          --           --         (421,623)      (3.2)
                                                   ------------     -----     -----------    -----        ---------      -----
Total other income (expense)......................      229,038        .9         372,136      1.7          (72,435)       (.6)
                                                   ------------     -----     -----------    -----      -----------      ------
Income before income taxes........................      949,466       3.6       1,951,808      8.7          667,388        5.0
Income Taxes......................................      456,532       1.7         676,025      3.0          253,340        1.9
                                                   ------------     -----     -----------    -----      -----------      -----
Net income........................................ $    492,934       1.8%    $ 1,275,783      5.7%     $   414,048        3.1%
                                                   ============     =====     ===========    =====      ===========      =====

     During the years 2000, 1999 and 1998, we experienced increases in net sales compared to each preceding year. The increases were principally the result of expansion of our network of independent distributors and increased sales of our weight management, dietary supplement and personal care products. We expect to continue to expand our network of independent distributors, which may result in increased sales volume. However, there is no assurance that increased sales volume will be achieved through expansion of our network of independent distributors, or that, if sales volume increases, we will realize increased profitability.

Comparison of 2000 and 1999

     Our net sales during the year ended December 31, 2000, increased by $4,280,385 or 19.1%, to $26,707,936 from $22,427,551 during the year ended
December 31, 1999. The increase was principally attributable to expansion of our network of independent distributors and increased sales of our weight management, dietary supplement and personal care products. During 2000, we made aggregate net sales of $26,561,859 to 79,500 distributors, compared to aggregate net sales during 1999 of $22,218,379 to 63,200 distributors. At December 31, 2000, we had approximately 86,600 "active" distributors compared to approximately 61,200 at December 31, 1999. A distributor is considered to be "active" if he or she has made a product purchase of $50 or more from us or is enrolled in our autoship program within the previous 12 months. Sales per distributor per month increased from $30 to $59 for 2000, compared to 1999.

     Our cost of sales during 2000 increased by $2,318,760 or 14.9%, to $17,929,701 from $15,610,941 during 1999. This increase was attributable to:

o an increase of $1,282,447 in distributor commissions and bonuses due to the increased level of sales and increased promotions;

o an increase of $546,822 in the cost of products sold due to the increased level of sales and the addition of new products and marketing tools; and

o an increase of $489,491 in shipping costs due to the increased level of sales and the effect of our modified pricing structure.

Effective April 1, 1999, we modified our pricing structure to include shipping costs in our product prices. Previously shipping costs had been calculated separately on each order and we reported shipping costs net of payments for shipping received from customers. Because our shipping costs are no longer reported net of the separately collected shipping reimbursement, our shipping cost as a percentage of sales appears to have increased. Total cost of sales, as a percentage of net sales decreased to 67.1% during the year ended December 31, 2000, from 69.6% during the same period in 1999 due to an decrease in distributor commissions and bonuses as a percentage of net sales to 41.1% from 43.2%, a decrease in cost of products sold to 21.3% of net sales from 22.9% due to efficiency in inventory purchasing and carrying cost, partially offset by an increase in cost of shipping to 4.8% of net sales from 3.5%, due to UPS and USPS rate increase.

     Our gross profit increased $1,961,625, or 28.8%, to $8,778,235 during 2000 from $6,816,610 during 1999. The gross profit increased as a percentage of net sales to 32.9% of net sales from 30.4%, reflected in our cost of goods sold decrease.

     Marketing, distribution and administrative expenses increased $2,821,366, or 53.9%, to $8,057,810 during the year ended December 31, 2000, from $5,236,938 during the same period in 1999. This increase was attributable to expansion of our administrative infra-structure necessary to support increased levels of sales and increased promotional expense designed to increase sales. The number of full-time employees increased to 70 during the first quarter of 2000, 76 during the second quarter of 2000, declined to 74 during the third quarter of 2000 and declined to 72 during the fourth quarter of 2000 as compared to 53, 54, 49 and 75, respectively during the same periods of 1999. The balance of the increase in marketing, distribution and administrative expenses resulted from the higher level of activity and corresponding increases in variable costs, including professional services, telephone, bank card service charges and equipment and vehicle repair and maintenance. The marketing, distribution and administrative expenses as a percentage of net sales increased to 30.2% during 2000, from 23.3% during 1999 due to the increased level of sales.

     Our other income (reduced by other expense) decreased by $143,097 to net other income of $229,039 during 2000, from a net income of $372,136 during the same period in 1999. This decrease was primarily attributable to the one-time contribution to the OKC Memorial Fund during the second quarter in 2000 of $59,500. Additionally, as the result of a decision of management to transfer the company's marketable security investments to Bank Trust during the second quarter in 2000 we realized an approximate $51,000 loss on the sale of marketable securities. We believe these were one-time nonrecurring charges and will have no further adverse impact on our future results of operations.

     Our income before taxes decreased $1,002,342, or 51.4%, to $949,466 during 2000, from $1,951,808 during 1999. Income before taxes as a percentage of net sales was 4.3% and 8.7% during 2000 and 1999, respectively. Income taxes during 2000 and 1999 were $456,532 and $676,025 respectively. Our net income decreased $782,849, or 61.4%, to $492,934 during 2000, from $1,275,783 during 1999. This decrease in net income was attributable to:

o the decrease in interest income net of interest expense of $53,671, or 14.7%, to $310,599 during 2000 from $364,270 during 1999;

o    the increase in the marketing,  distribution and  administrative  expenses;
     and

o the increase in other expenses due to the one-time contribution of $59,500 to the OKC Memorial Fund and the approximately $51,000 realized loss on the sale of marketable securities during the second quarter of 2000.

     Net income as a percentage of net sales decreased to 1.8% during 2000, from 5.7% during 1999.

Comparison of 1999 and 1998

     Our net sales during the year ended December 31, 1999, increased by $9,139,727, or 68.8%, to $22,427,551 from $13,287,824 during the year ended
December 31, 1998. The increase was principally attributable to expansion of our network of independent distributors and increased sales of our weight management, dietary supplement and personal care products. During 1999, we made aggregate net sales of $22,218,379 to 63,200 distributors, compared to aggregate net sales during 1998 of $13,159,821 to 33,700 distributors. At December 31, 1999, we had approximately 61,200 "active" distributors compared to approximately 33,000 at December 31, 1998. A distributor is considered to be "active" if he or she has made a product purchase of $50 or more from us or is enrolled in our autoship program within the previous 12 months. Sales per distributor per month decreased from $33 to $30 for 1999, compared to 1998.

     Our cost of sales during 1999 increased by $6,611,712, or 73.5%, to $15,610,941 from $8,999,229 during 1998. This increase was attributable to:

o an increase of $4,203,821 in distributor commissions and bonuses due to the increased level of sales and increased promotions;

o an increase of $1,993,610 in the cost of products sold due to the increased level of sales and the addition of new products and marketing tools; and

o an increase of $414,281 in shipping costs due to the increased level of sales and the effect of our modified pricing structure.

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

     Our other income (reduced by other expense) increased by $444,571 to net other income of $372,136 during 1999, from a net expense of $72,435 during the same period in 1998. This increase was primarily attributable to the one-time expense in 1998 of the settlement of additional tax liability of $421,623 ($256,300 net of related tax effect). During 1998, in an effort to facilitate the growth of our distributor network, we voluntarily began contacting all of the state tax authorities to enter into agreements with them under which we assumed the responsibility for collecting and remitting sales and use taxes on behalf of our independent distributors. Certain states had requirements which resulted in an additional tax liability as a condition of entering into the agreement. We believe the liability was a one-time non-recurring charge and will have no further adverse impact on our future results of operations because the ongoing collection and remittance of sales and use tax represents neither additional income nor additional expense to us but instead is a pass through item with no income statement effect.

     Our income before taxes increased $1,284,420, or 192.5%, to $1,951,808 during 1999, from $667,388 during 1998. Income before taxes as a percentage of net sales was 8.7% and 5.0% during 1999 and 1998, respectively. Income taxes during 1999 and 1998 were $676,025 and $253,340, respectively. Our net income increased $861,735, or 208.1%, to $1,275,783 during 1999, from $414,048 during
1998. This increase in net income was attributable to:

o    the increased level of sales;

o the decrease in the marketing, distribution and administrative expenses as a percentage of net sales; and

o the increase in other income due to the one-time expense of the settlement of additional tax liability of $421,623 ($256,300 net of the related tax effect) taken in 1998.

     Net income as a percentage of net sales increased to 5.7% during 1999, from 3.1% during 1998.

     Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activites. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging
Activites which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. Management believes implementation of SFAS 133, as amended by SFAS 138, did not have a material impact on our consolidated results of operations, financial position or cash flows.

Seasonality

     No pattern of seasonal fluctuations exists due to the growth patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

Commitments and Contingencies

     Recent Regulatory Developments - A significant portion of our net sales continues to be dependent upon our AM-300 product. Our net sales of AM-300 represented 63.8% and 66.6% of net sales for the years ended December 31, 2000 and 1999, respectively. One of the ingredients in our AM-300 products is ephedra, an herb which contains naturally-occurring ephedrine. Our manufacturer uses a powdered extract of that herb when manufacturing AM-300. We market AM-300 principally as an aid in weight management. The extract is an 8% extract which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. Ephedrine containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

     On April 3, 2000, the FDA withdrew most of the provisions of its proposed rule regarding dietary supplements that contain ephedrine alkaloids. The proposed rule, which was published on June 4, 1997, would have significantly limited our ability to sell AM-300 if it had been made effective. The FDA's withdrawal of the provisions removed most, but not all, of the limitations. This action was prompted largely by a report issued by the United States General Accounting Office ("GAO") in which the GAO criticized the scientific basis for the proposed rule and the FDA's evaluation of approximately 900 reports of adverse events supposedly related to the consumption of dietary supplements containing ephedrine alkaloids. The FDA made available for public inspection most of the adverse event reports on April 3, 2000.

     On October 25, 2000, several trade organizations for the dietary supplement industry submitted a petition to the FDA, which concerned the remaining provisions of the proposed rule regarding dietary supplements that contain ephedrine alkaloids. The petition requested the FDA to: (1) withdraw the remaining provisions of the proposed rule, and (2) adopt new standards for dietary supplements that contain ephedrine alkaloids, which were set forth in the petition. The FDA has not publicly responded to this petition.

     The FDA will, most likely, attempt to issue a new proposed rule with respect to dietary supplements that contain ephedrine alkaloids. However, it is uncertain what restrictions the new proposed rule will contain or when a new proposed rule will be issued. In our opinion, it is unlikely that a final regulation will be issued by the FDA during 2001. Consequently, management is unable at the present time to predict the ultimate resolution of these issues, nor their ultimate impact on our results of operations or financial condition.

     Product Liability - We, like other marketers of products that are intended to be ingested, face the inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We maintain product liability insurance coverage with limits of $100,000 per occurrence and $100,000 aggregate. We generally do not obtain contractual indemnification from our product manufacturers. However, all of our product manufacturers carry product liability insurance which covers our products. We have agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by us. We also have agreed to indemnify Chemins against claims arising from claims made by our distributors for products manufactured by Chemins and marketed by us. Although a product liability claim has not been asserted against us, such claims could result in material losses.

     Choc-Quilizer Agreement - In the event we fail to achieve the required contractual sales volumes provided for in the marketing agreement with Tinos, L.L.C., we will need to either renegotiate the marketing agreement or give up our rights to market Choc-Quilizer. We do not believe that loss of the marketing rights to Choc-Quilizer will have a material adverse effect on our results of operations, financial condition or liquidity.

Liquidity and Capital Resources

     Our primary source of liquidity has been cash provided by sales of our common stock, marketable securities and operating activities. In 2000 we signed a $980,000 mortgage loan with BancFirst for the construction of our new distribution facility. The loan was not drawn on in 2000 and subsequently transferred to Bank One. We anticipate executing definitive mortgage loan agreements with Bank One in the second quarter of 2001 in the principal amount of $980,000 accruing interest at an annual rate of 1/4% over prime rate. At March 31, 2000, we had drawn $477,100 against a $500,000 bridge loan with Bank One while awaiting perfection of the Bank One mortgage loan. The bridge loan accrues interest at 1/4% over prime, and is expected to be repaid with the proceeds of the Bank One mortgage loan.

     At December 31, 2000, we had working capital of $5,218,790 compared to $4,521,410 at December 31, 1999. We believe our cash and cash equivalents and cash flows from operations will be sufficient to fund our working capital needs over the next 12 months. During the year ended December 31, 2000, net cash used in operating activities was $62,480, net cash used in investing activities was $885,350, and net cash used in financing activities was $638,377. This represented an average monthly negative cash flow from operating activities of $27,600. We had a net decrease in cash during this period of $1,586,207, primarily as a result of our purchase of certain marketable securities for investment purposes and the repurchase of 271,610 shares of our common stock for cash. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses and the acquisition cost of LifeScience Technologies. The cost of the acquisition is $1.2 million paid in January and February, 2001 as well as a minimum of $41,667 per month or 5% of the gross sales LifeScience Technologies products, whichever is greater.

     At December 31, 2000, we had marketable debt and equity securities of $3,502,514 compared to $4,079,628 at December 31, 1999. During the third quarter of 2000, management decided to classify all the Company's securities as available for sale securities.

     On March 4, 1998, we announced our intent to repurchase up to $1 million of our common stock in the open market for cash. As of December 31, 1999, we had repurchased 201,185 shares of our common stock for $699,307, or an average per share price of $3.48, and as of December 31, 2000, we had repurchased 472,795 shares of our common stock for $2,311,364, or an average of $4.75 per share. This plan was discontinued January 1, 2001.

     During the first quarter of 1998, we agreed to loan John W. Hail, our Chief Executive Officer and a major shareholder, up to $250,000. Subsequently we also agreed to loan up to an additional $75,000. In 2000, an additional $200,000 was approved. These loans are secured, and bear interest at 8% per annum. As of December 31, 2000, the balance due on these loans plus interest was $544,007. On January 1, 2001 the outstanding balance on all the notes plus interest were combined into one note payable in monthly installments. The loans and extension were unanimously approved by our board of directors.

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

ITEM 7.  FINANCIAL STATEMENTS

     Our consolidated  financial  statements are set forth below:

                          INDEX TO FINANCIAL STATEMENTS



ADVANTAGE MARKETING SYSTEMS, INC. AND SUBSIDIARIES
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Income for Years Ended December 31, 2000,
 1999 and 1998

Consolidated Statements of Stockholders' Equity for Years Ended
 December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for Years Ended December 31,
 2000, 1999 and 1998

Notes to Consolidated Financial Statements for Years Ended December
 31, 2000, 1999 and 1998

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Advantage Marketing Systems, Inc. and Subsidiaries
Oklahoma City, Oklahoma



We have audited the accompanying consolidated balance sheets of Advantage Marketing Systems, Inc. and subsidiaries (the "Company") as of December 31, 2000, and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP


Oklahoma City, Oklahoma
April 12, 2001

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                    ASSETS                                              2000                1999
                                    ------                                             ----                ----
CURRENT ASSETS:
  Cash and cash equivalents....................................................    $       76,687     $   1,662,894
  Marketable securities, available for sale, at fair value......................        3,502,514         2,788,905
  Receivables - net of allowance of $157,804 and $55,332 respectively...........          371,397           319,519
  Receivable from affiliates....................................................          594,395           313,761
  Prepaid taxes.................................................................          282,361                --
  Inventory.....................................................................        1,007,934           927,591
  Deferred income taxes.........................................................           64,772            60,797
  Other assets..................................................................          305,721           187,496
                                                                                    -------------      ------------
              Total current assets..............................................        6,205,781         6,260,963
MARKETABLE SECURITIES, held to maturity.........................................               --         1,290,723
RECEIVABLES, Net................................................................          515,764           126,624
PROPERTY AND EQUIPMENT, Net.....................................................        2,979,003         2,202,885
GOODWILL, Net...................................................................        1,511,918         1,618,826
COVENANTS NOT TO COMPETE, Net...................................................          363,117           436,845
DEFERRED INCOME TAXES...........................................................           12,291            21,788
OTHER ASSETS....................................................................          102,376           201,729
                                                                                    -------------      ------------
TOTAL...........................................................................   $   11,690,250     $  12,160,383
                                                                                    =============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..............................................................   $      191,620     $     313,492
  Accrued commissions and bonuses...............................................          230,563           319,183
  Accrued other expenses........................................................          217,748           807,246
  Accrued Income Tax............................................................           72,791                --
  Accrued sales tax liability...................................................          140,513           218,789
  Notes payable.................................................................            8,472                --
  Capital lease obligations.....................................................          125,284            80,843
                                                                                    -------------      ------------
              Total current liabilities.........................................          986,991         1,739,553
LONG-TERM LIABILITIES:
  Notes payable.................................................................           14,251                --
  Capital lease obligations.....................................................          265,103           188,847
               Total liabilities................................................        1,266,345         1,928,400
                                                                                    -------------      ------------
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY:
  Preferred stock - $.0001 par value; authorized 5,000,000 shares; none issued..               --                --
  Common stock - $.0001 par value; authorized 495,000,000 shares;
   issued 4,821,174 and 4,283,988 shares; outstanding 4,348,379 and 4,082,803
   shares, respectively ........................................................              482               428
  Paid-in capital...............................................................       11,642,189        10,232,700
  Notes receivable for exercise of options......................................         (31,088)          (50,999)
  Retained earnings.............................................................        1,077,626           759,692
  Accumulated other comprehensive income, net of tax............................         (20,828)          (10,531)
                                                                                    -------------      ------------
                 Total capital and retained earnings............................       12,668,381        10,931,290
  Less cost of treasury stock (472,795 and 201,185 shares, common, respectively)       (2,244,476)         (699,307)
                                                                                    -------------      ------------
                Total stockholders' equity......................................       10,423,905        10,231,983
                                                                                    -------------      ------------
TOTAL...........................................................................   $   11,690,250     $  12,160,383
                                                                                    =============      ============

See notes to consolidated financial statements.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                                          2000         1999           1998
                                                                     ------------  ------------   -----------
Net sales..........................................................  $ 26,707,936  $ 22,427,551   $13,287,824
Cost of sales......................................................    17,929,701    15,610,941     8,999,229
                                                                      -----------   -----------    ----------
    Gross profit...................................................     8,778,235     6,816,610     4,288,595
Marketing, distribution and administrative expenses................     8,057,808     5,236,938     3,548,772
                                                                      -----------   -----------    ----------
    Income from operations.........................................       720,427     1,579,672       739,823
Other income (expense):
Interest and dividends, net........................................       310,599       364,270       309,908
Other income (expense), net........................................       (81,560)        7,866        39,280
Settlement of additional tax liability (Note 11)...................            --            --      (421,623)
                                                                      -----------   -----------    ----------
    Total other income (expense)...................................       229,039       372,136       (72,435)
                                                                      -----------   -----------    ---------
INCOME BEFORE TAXES................................................       949,466     1,951,808       667,388
INCOME TAX EXPENSE ................................................       456,532       676,025       253,340
                                                                      -----------   -----------    ----------
NET INCOME.........................................................  $    492,934  $  1,275,783   $   414,048
                                                                      ===========   ===========    ==========
Net income per common share........................................  $        .12  $        .31   $       .10
                                                                      ===========   ===========    ==========
Net income per common share - assuming  dilution...................  $        .09  $        .27   $       .09
                                                                      ===========   ===========    ==========
Weighted average common shares outstanding.........................     4,283,461     4,139,706     4,191,760
                                                                      ===========   ===========    ==========
Weighted average common shares outstanding - assuming dilution.....     5,476,277     4,778,576     4,503,411
                                                                      ===========   ===========    ==========

See notes to consolidated financial statements.

                                                         ADVANTAGE MARKETING SYSTEMS, INC.
                                                               AND SUBSIDIARIES

                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                                                                 Accumulated
                                                                Notes       Retained             Other Com-
                                                               Receivable   Earnings             prehensive                 Total
                                 Shares                          for        (Accumu-    Compre-    Income,                  Stock-
                                  (See    Common    Paid-In   Exercise of    lated      hensive      Net     Treasury      holders'
                                Note 5)    Stock    Capital     Options     Deficit)    Income     of Tax     Stock         Equity
                                -------    -----    -------     -------     --------    ------     ------     -----         ------
BALANCE, JANUARY 1, 1998.......4,249,383  $ 425  $210,180,109  $(74,000) $ (930,139) $       --  $     --  $       --   $ 9,176,395
Payments on notes receivable...       --     --            --    10,040          --          --        --          --        10,040
Options exercised by
  tendering mature shares, net.   26,131      3            (3)       --          --          --        --          --            --
Purchases of treasury stock, at
  cost......................... (134,500)    --            --       --           --          --        --    (377,871)     (377,871)
Comprehensive Income:
  Net income...................       --     --            --       --      414,048     414,048        --          --       414,048
                               ---------  -----    ----------   ------    ---------   =========   -------   ---------    ----------
BALANCE, DECEMBER 31, 1998.....4,141,014    428    10,180,106  (63,960)    (516,091)         --        --    (377,871)    9,222,612
Payments on notes receivable...       --     --            --   12,961           --          --        --          --        12,961
Stock option issued............       --     --        52,600       --           --          --        --          --        52,600
Options exercised by
  tendering mature shares, net.    8,474     --            (6)      --           --          --        --          --            (6)
Purchases of treasury stock,
  at cost......................  (66,685)    --            --       --           --          --        --    (321,436)     (321,436)
Comprehensive Income:
  Net income...................       --     --            --       --    1,275,783   1,275,783        --          --     1,275,783
  Unrealized loss on available for
    sale securities, net of tax       --     --            --       --           --     (10,531)  (10,531)         --       (10,531)
Comprehensive income...........       --     --            --       --           --   1,265,252        --          --            --
                               ---------  -----    ----------   ------    ---------   =========   -------   ---------    ----------
BALANCE, DECEMBER 31, 1999.....4,082,803    428    10,232,700  (50,999)     759,692               (10,531)   (699,307)   10,231,983
Payments on notes receivable...       --     --            --   19,911           --          --        --          --        19,911
Options exercised with cash....  373,504     37       843,480       --           --          --        --          --       843,517
Options exercised by
  tendering mature shares, net.   76,239      8            --       --           --          --        --          --             8
1997-A Warrants exercised         28,443      3        96,703       --           --          --        --          --        96,706
Redeemable common stock purchase
  warrants exercised              59,000      6       200,594       --           --          --        --          --       200,600
Purchases of treasury stock, at (271,610)    --            --       --           --          --        --  (1,545,169)   (1,545,169)
Tax benefit from exercise of
  non-qualified options                      --       268,711       --           --          --        --          --       268,711
Purchase and cancellation of warrants --     --            --       --     (174,999)         --        --          --      (174,999)
Comprehensive Income:
  Net income...................       --     --            --       --      492,934     492,934        --          --       492,934
  Unrealized loss on available for
    sale securities, net of tax       --     --            --       --           --     (10,297)  (10,297)         --       (10,297)
Comprehensive income...........       --     --            --       --           --  $  482,637        --          --            --
                               ---------  -----    ----------   ------    ---------   =========   -------   ---------    ----------
BALANCE, DECEMBER 31, 2000.....4,348,379  $ 482   $11,642,188 $(31,088)  $1,077,627              $(20,828) $(2,244,476) $10,423,905
                               =========  =====    ==========  =======    =========               =======   ==========   ==========

See notes to consolidated financial statements.

                                                   ADVANTAGE MARKETING SYSTEMS, INC.
                                                            AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                                                  2000                1999            1998
                                                                                  ----                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $   492,934          $ 1,275,783    $   414,048
   Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
        Depreciation and amortization                                             799,969              527,054        387,160
        Deferred taxes                                                              5,522              112,631        251,144
        Provision for bad debts                                                   102,472               18,728         10,804
        Non-cash compensation                                                          --               52,600             --
       (Gain) loss on sale of assets                                               (3,120)                  --        (35,329)
        Realized loss on sale of marketable securities                             34,369                   --             --
        Changes in assets and liabilities which provided (used) cash:
           Receivables                                                           (543,490)             (71,934)      (144,485)
           Inventory                                                              (80,343)              82,407       (197,873)
           Prepaid taxes                                                          (13,650)                  --             --
           Other assets                                                           (51,668)            (174,308)       (23,179)
           Accounts payable and accrued expenses                                 (805,475)             547,978        579,964
                                                                              -----------          -----------    -----------
                Net cash (used in) provided by operating activities               (62,480)           2,370,939      1,242,254
                                                                              -----------          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                         (1,164,945)          (1,378,830)      (547,592)
   Advances to affiliates                                                        (280,670)             (40,000)      (293,936)
   Proceeds from sale of assets                                                    29,826                   --        125,340
   Repayment of receivable from affiliates                                             36               20,175         54,780
   Purchase of marketable securities, available for sale                       (1,510,538)                  --             --
   Purchase of marketable securities, held to maturity                         (1,301,151)                  --             --
   Sale of marketable securities, available for sale                            1,956,092                   --             --
   Maturity of marketable securities, held to maturity                          1,386,000                   --             --
   Purchase of ToppMed, Inc. assets                                                    --                   --       (192,000)
   Purchase of other assets                                                            --                   --       (142,875)
                                                                              -----------          -----------    -----------
                 Net cash used in investing activities                           (885,350)          (5,473,205)      (996,283)
                                                                              -----------          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                       1,140,823                   --             --
   Proceeds from notes payable                                                     25,548                   --         62,727
   Purchase of treasury stock                                                  (1,545,169)            (321,436)      (377,871)
   Purchase and cancellation of other warrants                                   (174,999)                  --             --
   Payment of deferred offering costs                                                  --                   --       (180,450)
   Repayments of notes receivable for exercise of stock options                    19,911               12,961         10,040
   Payment of notes payable                                                        (2,826)            (123,787)       (47,684)
   Principal payment on capital lease obligations                                (101,674)             (91,795)      (198,792)
                                                                              -----------          -----------    -----------
                 Net cash used in financing activities                           (638,377)            (524,057)      (732,030)
                                                                              -----------          -----------    -----------

NET DECREASE IN CASH AND CASH  EQUIVALENTS                                     (1,586,207)          (3,626,323)      (486,059)
CASH AND CASH EQUIVALENTS, BEGINNING                                            1,662,894            5,289,217      5,775,276
                                                                              -----------          -----------    -----------
CASH AND CASH EQUIVALENTS, ENDING                                             $    76,687          $ 1,662,894    $ 5,289,217
                                                                              ===========          ===========    ===========

See notes to consolidated financial statements.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition - The Company recognizes revenue upon shipment of products, training aids and promotional material to the independent distributors.

     Sales Returns - All of the Company's products include a customer satisfaction guarantee. Company products may be returned within 30 days of purchase for a full refund or credit toward the purchase of another Company product. The Company also has a buy-back program whereby it will repurchase products sold to an independent distributor (subject to a restocking fee) provided that the distributor terminates his/her distributorship agreement with the Company and returns the product within 12 months of original purchase in marketable condition. For the years ended December 31, 2000, 1999 and 1998, the cost of products returned to the Company is included in net sales and was two, three and two percent of gross sales, respectively.

     Advertising  -  The  Company  expenses   advertising  as  incurred.   Total
     advertising expense for 2000, 1999, and 1998 was $1,585, $17,818, and $16,459, respectively.

     Cash and Cash Equivalents - Cash and cash equivalents consist of cash in banks and all short term investments with initial maturities of three months or less.

     Marketable Securities - At the time of purchase, investments in debt securities that the Company had the positive intent and ability to hold to maturity were classified as held to maturity and reported at amortized cost; all other debt securities are reported at fair value. Securities not classified as held to maturity are classified as available for sale, with the related unrealized gains and losses excluded from earnings and reported net of income tax as a separate component of stockholders' equity until realized. At December 31, 2000 all of the Company's marketable securities are classified as available for sale. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings.

     Inventory - Inventory consists of consumer product inventory and training and promotional material such as video tapes, cassette tapes and paper supplies held for sale to customers and independent distributors. Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out method.

     Intangibles - Intangible assets consist of goodwill and covenants not to compete. Goodwill represents the excess of cost over the fair value of the net assets acquired pursuant to the Miracle Mountain International, Inc. ("MMI"),

     Chambre' International, Inc. ("CII"), Stay 'N Shape International, Inc. ("SNSI") and ToppMed, Inc. ("TI") acquisitions. The Company amortizes goodwill from the acquisition of MMI over seven years and from the acquisitions of CII, SNSI, and TI over 20 years. Covenants not to compete are being amortized over the life of the contracts. At December 31, 2000 the net amount of goodwill arising from the MMI, CII, SNSI and TI acquisitions was $41,139, $144,208, $1,214,038 and $112,533, respectively, and at December 31, 1999 was $58,162,  $153,174,  $1,288,556  and $118,934,
     respectively. Goodwill amortization for the years ended December 31, 2000, 1999 and 1998 was $106,908, $106,908 and $103,175, respectively. Covenant amortization for the years ended December 31, 2000, 1999 and 1998, was $73,729, $74,840 and $71,106, respectively.

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

     Fair Value Disclosure - The Company's financial instruments include cash and cash equivalents, marketable securities, receivables, short-term payables, notes payable and capital lease obligations. The carrying amounts of cash and cash equivalents, receivables and short-term payables approximate fair value due to their short-term nature. Marketable securities held for sale are carried at fair value. The carrying amounts of notes payable and capital lease obligations approximate fair value based on borrowing rates currently available to the Company.

     Earnings per Share - Earnings per common share is computed based upon net income divided by the weighted average number of common shares outstanding during each period. Earnings per common share-assuming dilution is computed based upon net income divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. The following is a reconciliation of the common shares used in the calculations of earnings per common share and earnings per common share-assuming dilution:

                                                      Income        Shares       Per Share
                                                    (Numerator)   (Denominator)    Amount
                                                    -----------   -------------    ------
For the year ended December 31, 2000:
 Earnings per common share:
      Income available to common stockholders.........$ 492,934                    $.12
                                                                                   ====
      Weighted average common shares outstanding......              4,283,461
   Earnings per common share-assuming dilution:
      Options.........................................       --       706,786
      Warrants........................................       --       486,030
                                                       --------     ---------
      Income available to common stockholders plus assumed
               conversions............................$ 492,934     5,476,277      $.09
                                                       ========     =========      ====

                                                      Income        Shares       Per Share
                                                    (Numerator)   (Denominator)    Amount
                                                    -----------   -------------    ------
For the year ended December 31, 1999:
  Earnings per common share:
      Income available to common stockholders.........$1,275,783                   $.31
                                                                                   ====
      Weighted average common shares outstanding......              4,139,706
   Earnings per common share-assuming dilution:
      Options.........................................        --      624,805
      Warrants........................................        --       14,065
                                                       ---------    ---------
      Income available to common stockholders plus assumed
               conversions............................$1,275,783    4,778,576      $.27
                                                       =========    =========      ====

For the year ended December 31, 1998:
  Earnings per common share:
      Income available to common stockholders.........$  414,048                   $.10
                                                                                   ====
      Weighted average common shares outstanding......              4,191,760
   Earnings per common share-assuming dilution:
      Options.........................................        --      311,651
                                                       ---------    ---------
      Income available to common stockholders plus assumed
               conversions............................$  414,048    4,503,411      $.09
                                                       =========    =========      ====

     Options to purchase 138,005 shares of common stock at exercise prices ranging from $4.75 to $6.13 per share were outstanding at December 31, 2000 but were not included in the computation of earnings per common share-assuming dilution because the options' exercise price was greater than the average market price of the common shares.

     Options to purchase 213,875 shares of common stock at exercise prices ranging from $3.44 to $4.75 per share were outstanding at December 31, 1999 but were not included in the computation of earnings per common share - assuming dilution because the options' exercise price was greater than the average market price of the common shares. Options to purchase 100,000 shares of common stock at $2.56 per share were outstanding at December 31, 1999 but were not included in the computation of earnings per common share-assuming dilution because the options were based on a condition which had not yet been met.

     Options to purchase 130,358 shares of common stock at exercise prices ranging from $2.80 to $3.60 per share and 5,000 shares of common stock at $6.00 per share were outstanding at December 31, 1998, but were not included in the computation of earnings per common share-assuming dilution because the options' exercise price was greater than the average market price of the common shares.

     Warrants to purchase 130,000 shares of common stock at $5.40 per share at December 31, 2000, 1999 and 1998 and 1,962,211 shares of common stock at exercise prices ranging from $3.40 to $5.40 at December 31, 1999 and 1998, respectively, were outstanding but were not included in the computation of earnings per common share-assuming dilution because the warrants' exercise price was greater than the average market price of the common shares.

     Accounting Standards Yet to be Adopted - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activites. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activites which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. Management believes implementation of SFAS 133, as amended by SFAS 138, did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

     Comprehensive Income - The Company classifies other comprehensive income items by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately in the stockholders' equity section of the balance sheet. The Company's only other comprehensive income item is related to unrealized gains on investment securities classified as available for sale.

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

2.  MARKETABLE SECURITIES

     A summary of the amortized cost, unrealized gains and losses and fair values of marketable securities at December 31, 2000 follows:

                                                 December 31, 2000
                                                 -----------------
                                 Amortized       Gross Unrealized       Fair
                                    Cost         Gains     Losses       Value
                                    ----         -----     ------       -----
Available for Sale:
  Other Securities........        $3,536,086   $ 16,230   $ (49,802)  $3,502,514

                                                 December 31, 1999
                                                 -----------------
                                 Amortized       Gross Unrealized       Fair
                                    Cost         Gains     Losses       Value
                                    ----         -----     ------       -----
Available for Sale:
  Other Securities................$1,822,860   $ 43,100   $ (60,075)  $1,805,885
                                  ==========   ========   =========   ==========

Held to Maturity:
  U.S. Government obligations.....$2,273,743   $     --   $ (39,129)  $2,234,614
                                  ==========   ========   =========   ==========

     The fair value of the Company's marketable debt securities at December 31, 2000 by maturity date follows:


                                                             Available For Sale
                                                             ------------------
                                                               Fair Value
                                                               ----------
One year or less...........................................    $      200,626
Two years through five years...............................         1,475,141
Five years through ten years...............................           586,125
More than ten years........................................                --
                                                                -------------
Total......................................................    $    2,261,892
                                                                =============

3.  PROPERTY AND EQUIPMENT
    Property and equipment consists of the following at December 31:

                                                 2000          1999
                                                 ----          ----
Office furniture, fixtures and equipment.... $ 3,075,661   $ 2,403,535
Vehicles....................................     807,317       717,862
Leasehold Improvements......................      62,793        57,756
Building....................................     409,853            --
Land........................................     148,308            --
                                              ----------    ----------
                                               4,503,932     3,179,153
Accumulated depreciation and amortization...  (1,524,929)     (976,268)
                                              ----------    ----------
Total property and equipment, net............$ 2,979,003   $ 2,202,885
                                              ==========    ==========

     Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $548,661, $367,357, and $203,972, respectively.

     During 2000 the Company entered into a contract for the design and construction of a 23,346 square foot distribution and call center facility in Oklahoma City. The base price of the contract is approximately, $1,315,000. Of this amount, approximately $980,000 will be funded through a loan with a bank. Property and liability insurance coverage is being provided by the building contractor during construction. Management believes the facility will be completed by May 2001.

4.   LEASE AGREEMENTS

     The Company has various capital leases for office equipment. The lease terms range from 24 to 60 months. Additionally, annual lease rental payments for each lease range from $700 to $40,000 per year. The schedule of future minimum lease payments below reflects all payments under the leases.

     The property and equipment accounts include $676,139 and $453,768 for leases that have been capitalized at December 31, 2000 and 1999, respectively. Related accumulated amortization amounted to $276,697 and $171,420 at December 31, 2000 and 1999, respectively.

     The  Company  leases  office  and  warehouse  space  under   noncancellable
     operating leases.

     Future  annual   minimum   lease   payments   under   capital   leases  and
     noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2000 are as follows:

                                     Capital     Operating
                                      Leases       Leases         Total
                                      ------       ------         -----
Year ending:
2001............................     $ 155,227   $  196,470    $  351,697
2002............................       119,857      192,534       312,391
2003............................       113,098       99,375       212,473
2004............................        41,969       32,607        74,576
2005............................        24,723        2,724        27,447
Total minimum lease payments....     $ 454,874   $  523,710    $  978,584
                                      ========    =========     =========
Less amount representing interest       64,487
                                      --------
Present value of net minimum
 lease payments.................       390,387
Less current portion............       125,284
                                      --------
Long-term capital lease obligations  $ 265,103
                                      ========

     Rental expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was $218,738, $167,831, and $147,166, respectively.

 5.  STOCKHOLDERS' EQUITY

     Common Stock - On March 4, 1998, the Company announced it's intent to repurchase up to $1 million of the Company's common stock in the open market for cash. In connection with such repurchase, the Company filed with the Securities and Exchange Commission pursuant to Section 13(e)(1) of the Securities Exchange Act of 1934, as amended, an Issuer Tender Offer Statement on March 4, 1998. As of December 31, 2000 and 1999, the Company had repurchased 472,795 and 201,185 shares of the common stock at a total cost of $2,244,476 and $699,307, respectively.

     Common Stock Options and Other Warrants - During 2000, the Company granted 428,450 options at exercise prices ranging from $2.75 per share to $6.13 per share. Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. None of the options granted during 2000 were exercisable at December 31, 2000 due to a one year minimum vesting period. During 2000, 107,375 prior options were exercised with 31,136 mature shares (shares owned by the optionee in excess of six months as of the date of exercise). In addition, during the period 215,059 options were canceled and 14,750 options expired.

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

     See Note 6 for the proforma effects of SFAS 123 Accounting for Stock-Based Compensation ("SFAS 123").

     The following table summarizes the Company's stock option and other warrants activity for the years ended December 31, 2000, 1999 and 1998:

                                         Weighted                   Weighted                   Weighted
                                         Average                    Average                     Average
                                         Exercise                   Exercise                    Exercise
                                        ----------                 ----------                  ---------
                              2000         Price          1999        Price            1998      Price
                              ----         -----          ----        -----            ----      -----
Options and other
   warrants outstanding,
    beginning of year.....   1,769,275    $2.22        1,543,322     $2.09         1,439,583     $2.28

Options and other
    warrants issued
    during the year.......     428,450     4.57          291,461      2.92           809,819      1.93

Options and other
   warrants exercised
   during the year........    (480,879)    2.20          (15,358)     2.28           (57,306)     2.17

Options and other
   warrants cancelled
   during the year........    (215,059)    4.16          (31,400)     2.09          (617,524)     2.35

Options and other
   warrants expired
   during the year........     (14,750)    2.00          (18,750)     2.16           (31,250)     1.60
                            ----------                  ---------                   ---------

Options and other
   warrants  outstanding,
   end of year............   1,487,037     $2.62        1,769,275     $2.22         1,543,322     $2.09
                            ==========                  =========                   =========


     The weighted average grant-date fair value of options and other warrants granted during 2000, 1999 and 1998 was $2.83, $1.39 and $1.05 per share, respectively.

                                  Options and Other Warrants              Options and Other Warrants
                                         Outstanding                              Exercisable
                                         -----------                              -----------
                                         Weighted-
                                          Average       Weighted-                          Weighted-
                            Number       Remaining       Average          Number            Average
        Range of          Outstanding   Contractual      Exercise       Exercisable         Exercise
     Exercise Prices      at 12/31/00      Life           Price         at 12/31/00          Price
    -----------------    -------------    ------         -------       -------------        ------
     $1.75 - $2.75         1,069,220     3.94 years       $1.94           797,284            $1.94
     $3.06 - $4.75           329,391     4.37 years       $4.01            17,893            $3.56
     $5.25 - $6.13            88,426     4.28 years       $5.78                --               --


     Common Stock Warrants - The following table summarizes the Company's common stock warrants and their activity for the years ended December 31, 2000, 1999 and 1998:

                                                               Warrants
                                                              Issued and     Exercise
                                                              Outstanding     Price        Exercise Period
                                                              -----------     -----        ---------------
December 31, 2000:
    1997-A Warrants, beginning of the year..................     337,211       $3.40       1/31/97-11/06/02
    1997-A Warrants exercised during the year...............     (28,443)      $3.40       1/31/97-11/06/02
    1997-A Warrants, end of the year........................     308,768
    Redeemable Common Stock Purchase Warrants, beginning
         of the year........................................   1,495,000       $3.40      11/06/97-11/06/02
    Redeemable Common Stock Purchase Warrants, exercised
         during the year....................................     (59,000)      $3.40      11/06/97-11/06/02
    Redeemable Common Stock Purchase Warrants, end of year .   1,436,000
    Underwriters' Warrants .................................     130,000       $5.40      11/12/98-11/12/02
December 31, 1999:
    1997-A Warrants.........................................     337,211       $3.40     1/31/97 - 11/06/02
    Redeemable Common Stock Purchase Warrants...............   1,495,000       $3.40    11/06/97 - 11/06/02
    Underwriters' Warrants .................................     130,000       $5.40    11/12/98 - 11/12/02
December 31, 1998:
    1997-A Warrants.........................................     337,211       $3.40      1/31/97 - 1/31/02
    Redeemable Common Stock Purchase Warrants...............   1,495,000       $3.40    11/06/97 - 11/06/02
    Underwriters' Warrants .................................     130,000       $5.40    11/12/98 - 11/12/02

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

     As of January 6, 1998, the exercise price of the Redeemable Common Stock Purchase Warrants was adjusted from $5.40 to $3.40.

     There was no expense recognized in the Company's financial statements relating to either of the warrant exercise price reductions as the changes only affected allocations of additional paid-in capital because the Redeemable Common Stock Purchase Warrants and the 1997-A Warrants were issued in conjunction with an equity offering of the Company. The reduced exercise prices exceeded the market value of the Company's common stock on the date of the reduction.

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

6.  STOCK OPTION PLAN

     During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for grant can consist of (i)
     nonqualified  stock  options,  (ii)  nonqualified  stock options with stock appreciation rights attached, (iii) incentive stock options, and (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors, and consultants. Non-employee directors are excluded from Plan participation. The option price for shares of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options may be exercised within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. No stock appreciation rights are attached to any options outstanding. During the years ended December 31, 2000 and 1999 the Company issued 428,450 and 160,061 options, respectively under the Plan. At December 31, 2000 and 1999, the Company had 1,487,037 and 1,769,275, respectively, stock options outstanding of which only 708,707 and 591,650, respectively, were issued pursuant to the plan.

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation awards. Accordingly, no compensation cost has been recognized for stock options granted in the accompanying consolidated financial statements. The following proforma data is calculated net of tax as if compensation cost for the Company's stock-based compensation awards (see also Note 5) was determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123.

                                                                     Years Ended December 31,
                                                                     ------------------------
                                                                  2000          1999        1998
                                                                  ----          ----        ----
Net income as reported.......................................$    492,934   $ 1,275,783   $ 414,048
  Adjustment, net of tax.....................................    (167,293)     (113,466)   (233,329)
                                                               ----------     ---------    --------
Proforma net income..........................................$    325,641   $ 1,162,317   $ 180,719
Net income per common share as reported......................$        .12           .31         .10
  Adjustment, net of tax.....................................        (.04)         (.03)       (.06)
                                                               ----------     ---------     --------
Proforma net income per common share.........................$        .08           .28         .04
Proforma net income per common share-assuming
  dilution...................................................$        .06           .24         .04
Weighted average common shares outstanding...................   4,283,461     4,139,706   4,191,760
Weighted average common shares outstanding-assuming
  dilution...................................................   5,476,277     4,778,576   4,503,411

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rates of 6.14, 5.41 and 4.50 percent; no dividend yield or assumed forfeitures; expected lives of 5.0, 3.7 and 5.4 years; and volatility of 66, 60 and 59 percent. The pro forma amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year.

7.   RELATED PARTIES

     During 2000, 1999 and 1998, the Company received $5,931, $6,724 and $6,822, respectively, from Pre-Paid Legal Services, Inc., a shareholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal Services, Inc.

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

     During the first quarter of 1998, the Company agreed to loan John W. Hail up to $250,000. Subsequently the Company also agreed to loan up to an additional $75,000. In 2000, an additional $200,000 was approved. These loans are secured, and bear interest at 8% per annum. As of December 31, 2000, the balance due on these loans was $544,007 plus interest. On January 1st the outstanding balance on all the notes were combined into one note payable in monthly installments. The loans and extension were unanimously approved by the board of directors.

     During 2000, the Company made advances totaling $50,424 to an officer of the Company (the "Officer"). The advances are secured, require weekly principal payments, bear interest at 8% per annum, were due on April 28, 2004. As of February 2001, the balance of these advances were paid in full by the officer. In addition, the officer and his wife receive sales commissions based upon purchases by them and their downline distributors in accordance with the Company's network marketing programs. During 2000, the Company paid the officer and his wife sales commissions of $9,504 and $15,205 respectively.

     During 2000 and 1999, the Company paid Curtis H. Wilson, a former director and greater than 5% shareholder, sales commissions of $129,524 and $128,700, respectively. These commissions are based on purchases by Mr. Wilson and his downline distributors in accordance with the Company's network marketing program in effect at the time of the sales.

     During 2000 and 1999, the Company paid Pat Dungan, wife of Jimmy L. Dungan, a Director of the Company, sales commissions of $114,684 and $119,626, respectively. These commissions were based on purchases by the Dungans and their downline distributors in accordance with the Company's network marketing program in effect at the time of the sales.

8.   INCOME TAXES

     On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Management has concluded that it is more likely than not that a tax benefit will be realized from its deferred tax assets. The Company has a net deferred tax asset at December 31, 2000 and 1999, of $77,063 and $82,585, respectively.

     Income taxes for 2000 and 1999 are comprised of current taxes of $444,710 and $563,394 and deferred taxes of $11,822 and $112,631, respectively. A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                       2000        1999        1998
                                       ----        ----        ----
Statutory federal income tax rate...    34.0%       34.0%       34.0%
State tax effective rate............     4.0         4.0         4.0
Nondeductible expenses..............     8.9         1.1         2.3
Benefit of graduated tax rates......    (0.6)        0.0         0.0
Prior year assessments finalized....     7.0         0.0         0.0
Other...............................    (5.2)       (4.5)       (2.3)
                                        ----        ----        ----
Effective income tax rate...........    48.1%       34.6%       38.0%
                                        ====        ====        ====

     The change in the total deferred tax net assets from December 31, 1999 to December 31, 2000 was $5,522. This difference is allocated as $11,822 included in tax expense reduced by $6,300 classified in stockholder equity, respectively.

     Deferred tax liabilities and assets at December 31, 2000 and 1999 are comprised of the following:

                                                              December 31,
                                                              ------------
                                                          2000           1999
                                                          ----           ----
Deferred tax liabilities:
  Depreciation and amortization....................... $  (66,926)  $  (48,717)
  Other...............................................    (19,663)      47,404)
                                                        ---------    ---------
             Total deferred tax liabilities...........    (86,589)     (96,121)
                                                        ---------    ---------
Deferred tax assets:
  Net operating loss carryforwards....................     86,136       79,209
  Reserves............................................         --       39,785
  Receivables.........................................     28,868       20,860
  Inventory...........................................     35,904       32,408
  Unrealized losses...................................     12,744        6,444
                                                        ---------    ---------
              Total deferred tax assets...............    163,652      178,706
                                                        ---------    ---------
Net deferred taxes....................................     77,063       82,585
Less current portion of net deferred tax assets.......     64,772       60,797
                                                        ---------    ---------
Noncurrent portion of deferred tax asset (liability).. $   12,291   $   21,788
                                                        =========   ==========

9.  ACQUISITIONS

     On July 31, 1998, the Company acquired all rights, including formulations and trademarks, for the ToppFast, ToppStamina and ToppFitt products from ToppMed, Inc. of Los Angeles, California for a total purchase price of $192,000 which was paid at closing.

10.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                    Year Ended December 31,
                                                    -----------------------
                                                2000         1999         1998
                                                ----         ----         ----
Cash paid during the year for:
  Interest....................................$  33,339   $ 18,381   $  34,663
  Income taxes................................  480,000     12,020          --
Noncash financing and investing activities:
  Property and equipment acquired by capital
   lease......................................   89,894    101,133      99,007
ToppMed, Inc. asset purchase;
  Fair value of covenant not to compete.......$      --   $     --   $ (64,000)
  Purchase price in excess of tangible assets
   acquired and covenant not to compete.......       --         --    (128,000)
                                               --------    -------    --------
  Cash paid to purchase ToppMed, Inc. assets..$      --   $     --   $(192,000)
                                               ========    =======    ========

11. ADDITIONAL TAX LIABILITY

     During 1998, in an effort to facilitate the growth of its distributor network, the Company voluntarily began contacting all of the state sales and use tax authorities to enter into agreements with them whereby the Company would assume the responsibility for collecting and remitting sales and use taxes on behalf of its independent distributors. Certain states had requirements which resulted in an additional tax liability for the Company as a condition of entering into the agreement. The liability has an adverse impact on the Company's earnings, net of the related tax effect, of $256,300 or $.06 per share. Management believes the liability was one time nonrecurring charge and will have no further adverse impact on the Company's future results of operations because the ongoing collection and remittance of sales and use tax represents neither additional income nor additional expense to the Company but instead is a pass through item with no income statement effect.

12.  COMMITMENTS AND CONTINGENCIES

     Recent Regulatory Developments -A significant portion of the Company's net sales continues to be dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 63.8% and 66.6% of net sales for the years ended December 31, 2000 and 1999, respectively. One of the ingredients in the Company's AM-300 products is ephedra, an herb which contains naturally-occurring ephedrine. The Company's manufacturer used a powdered extract of that herb when manufacturing AM-300. The Company markets AM-300 principally as an aid in weight management. The extract is an 8% extract which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. Ephedrine containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

     On April 3, 2000, the FDA withdrew most of the provisions of its proposed rule regarding dietary supplements that contain ephedrine alkaloids. The proposed rule, which was published on June 4, 1997, would have significantly limited the Company's ability to sell AM-300 if it had been made effective. The FDA's withdrawal of the provisions removed most, but not all, of the limitations. This action was prompted largely by a report issued by the United States General Accounting Office ("GAO") in which the GAO criticized the scientific basis for the proposed rule and the FDA's evaluation of approximately 900 reports of adverse events supposedly related to the consumption of dietary supplements containing ephedrine alkaloids. The FDA made available for public inspection most of the adverse event reports on April 3, 2000.

     On October 25, 2000, several trade organizations for the dietary supplement industry submitted petition to the FDA which concerned the remaining provisions of the proposed rule regarding dietary supplements that contain ephedrine alkaloids. The petition requested the FDA to: (1) withdraw the remaining provisions of the proposed rule, and (2) adopt new standards for dietary supplements that contain ephedrine alkaloids, which were set forth in the petition. The FDA has not publicly responded to this petition.

     The FDA will, most likely, attempt to issue a new proposed rule with respect to dietary supplements that contain ephedrine alkaloids. However, it is uncertain what restrictions the new proposed rule will contain or when a new proposed rule will be issued. In the Company's opinion, it is unlikely that a final regulation will be issued by the FDA during 2001. Consequently, management is unable at the present time to predict the ultimate resolution of these issues, nor their ultimate impact on the Company's results of operations or financial position.

     Product Liability - The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company has liability insurance coverage. The limits of this coverage are $100,000 per occurrence and $100,000 aggregate. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the manufacturers of the Company's products carry product liability insurance which covers the Company's products. The Company has agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by the Company, and the Company has agreed to indemnify Chemins against claims arising from claims made by the Company's distributors for products manufactured by Chemins and marketed by the Company. Although the Company has never had a product liability claim, such claims against the Company could result in material losses to the Company.

13.  SUBSEQUENT EVENTS

     On  January  4, 2001  Advantage  Marketing  Systems  and its  wholly  owned subsidiary LifeScience Technologies Holdings acquired LifeScience Technologies Holdings Limited Partnership, LifeScience Technologies Limited, LifeScience Technologies of Japan, LST Fulfillment Limited Partnership, and LifeScience Technologies of Canada, Inc. The acquisition cost to the company was $1.2 million paid at acquisition plus $41,667 per month or 5% of LifeScience Technology product sales whichever is greater. The seller, at his option, has the right to take up to a total of 860,000 shares of common stock at a three dollar option price in lieu of cash for the monthly payment.

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


      Name                    Age          Position with Us
      ----                    ---          ----------------

John W. Hail(1)(2)             71   Chairman of the Board, Chief Executive
                                    Officer and Director

Dennis Loney                   46   Chief Operations Officer

Reggie Cook                    46   Chief Financial Officer, Secretary and
                                    Treasurer

R. Terren Dunlap(3)            56   Director and Member of Audit Committee

Harland C. Stonecipher(4)      62   Director and Member of Audit Committee

Jimmy L. Dungan (2)            55   Director

------------------------

(1)  Member of the Stock Option Committee.
(2)  Term as a Director expires in 2001.
(3)  Term as a Director expires in 2003.
(4)  Term as a Director expires in 2002.

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

     R. Terren Dunlap has served as one of our directors since June 1995. He is Chief Executive Officer of DuraSwitch Industries, Inc., a company formed in 1997 that developed and distributes electronic switches. He served as our Vice President-International Development from June 1995 through March 1996. Mr. Dunlap is a Director, co-founder, and from 1984 until March 1994 served as Chief Executive Officer and Chairman of the Board of Go-Video, Inc., a developer and distributor of consumer electronics products.

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

     Dennis Loney is Chief Operations Officer. Mr. Loney has served as Vice President of AMS since July 1995. Prior to his current position, Mr. Loney served as the Vice President of Administration of TVC Marketing, Inc. Mr. Loney brings over 20 years of business and 14 years of Network Marketing experience to AMS.

     Reggie Cook is Vice President and Chief Financial Officer. Mr. Cook has served AMS since November 2000. From 1994 to 2000, Mr. Cook served as Chief Financial Officer of Sequoiah Fuels Corporation, a former subsidiary of Kerr McGee Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

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

     Based solely on our review of the copies of the forms we received covering purchase and sale transactions in our equity securities during 2000, we believe that each person who, at any time during 2000, was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2000.

ITEM 10.  EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth certain information relating to compensation for services rendered during the years ended December 31, 2000, 1999 and 1998, paid to or accrued for John W. Hail, our Chief Executive Officer and each of our executive officers whose 2000 salary and bonus, pursuant to a recurring arrangement, exceed $100,000.

                                                Summary Compensation Table
                                                                                                 Long-Term
                                                                                           Compensation Awards
                                                                                           -------------------
                                                                                           Securities     Exercise
                                                             Annual Compensation           Underlying     or Base
Name and Principal Position                    Year    Salary<F1>    Bonus       Other<F2>   Options        Price
---------------------------                    ----    ---------   -------      ---------    -------        -----
John W. Hail................................   2000    $281,640    $    --         $ --              --     $    --
    Chief Executive Officer                    1999    $236,801    $    --         $ --              --     $    --
                                               1998    $ 60,000    $16,565         $ --         100,000<F3> $  1.75

Roger P. Baresel (resigned April 2000)......   2000    $143,208    $    --         $ --              --     $    --
    President and Chief Financial              1999    $146,049    $    --         $ --              --     $    --
    and Accounting Officer                     1998    $ 96,304    $25,000         $ --          10,000<F4> $  2.00

<F1> Dollar value of base salary earned during the year.

<F2> We provide  use of an  automobile  to Mr.  Hail,  the value of which is not greater than $5,000 annually.

<F3> During 1997,  we granted  100,000 stock options to Mr. Hail pursuant to our stock option plan, each exercisable for the purchase of one share of common stock at an exercise price of $6.00 per share (the market value of the common stock on the date of grant). The exercise price on these options was reduced to $2.70 pursuant to regrant during 1997 (which was equal to the fair value of the common stock on the date of regrant). On October 8, 1998 the exercise price on these options was reduced to $1.75 per share pursuant to regrant (which was equal to the fair value of the common stock on the date of regrant).

<F4> During  1994,  we  granted  10,000  stock  options  to  Mr.  Baresel,  each exercisable for the purchase of one share of common stock at an exercise price of $2.16 per share (the market value of the common stock on the date of grant). The exercise price on these options was reduced to $2.00 per share pursuant to regrant (which was equal to the fair value of the common stock on the date of regrant) in 1998.

Aggregate Option Grants and Exercises in 2000 and Year End Option Values

     Stock Options and Option Values. No options were granted to Messrs. Hail and Baresel during 2000.

     Aggregate Stock Option Exercises in 2000 and Year End Option Values. The following table sets forth information related to the exercise of stock options during 2000 and the number and value of options held by the named executive officers at December 31, 2000.

                               Stock Option Exercises and Year-End Option Value Table
                                                                                                   Value of Unexercised
                                                                     Number of Unexercised            In-the-Money
                                                                         Options as of                Options as of
                                           Shares                      December 31, 2000           December 31, 2000<F1>
                                        Acquired on     Value         ------------------          --------------------
                                          Exercise     Realized     Exercisable  Unexercisable  Exercisable  Unexercisable
                                          --------     --------     -----------  -------------  -----------  -------------
John W. Hail...........................        --        $ --       475,000<F2>      --           $387,250          $ --
    Chief Executive Officer

<F1> The closing  sale price of our common  stock as  reported  on the  American
     Stock Exchange on December 31, 2000 was $2.38. The per-share value is calculated based on the applicable closing price per share, minus the exercise price, multiplied by the number of shares of our common stock underlying the options.

<F2> Includes 225,000 options given by John Hail as a gift to certain members of his family in 1995.

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

Stock Option Plan

     We established the Advantage Marketing Systems, Inc. 1995 Stock Option Plan in June 1995. This plan provides for the issuance of incentive stock options with or without stock appreciation rights and nonincentive stock options with or without stock appreciation rights to our employees and consultants, including employees who also serve as a director. The total number of shares of our common stock authorized for issuance under this stock option plan is 1,125,000. As of March 30, 2001, options to purchase a total of 1,054,884 shares of our common stock have been granted under the plan of which 514,068 were outstanding. These options are exercisable for $1.75 to $6.13 per share and expire March 2002 through May 2007. Also, at March 30, 2001, there were outstanding stock options and warrants (in addition to the 1997-A warrants, the redeemable common stock purchase warrants and the underwriter warrants) exercisable for the purchase of 790,750 shares of our common stock granted outside of the plan.

     The stock option committee, which is currently comprised of Messrs. Hail and Cook, administers and interprets the stock option plan and has authority to grant options to all eligible employees and determine the types of options granted and the terms, restrictions and conditions of the options at the time of grant.

     The option price of our common stock is determined by the stock option committee, provided such price may not be less than 85% of the fair market value of the shares on the date of grant of the option. The fair market value of a share of our common stock is determined by the last reported sale price on the date of grant of the option. Upon the exercise of an option, the option price must be paid in full, in cash, tendering mature shares or with a stock appreciation right. Subject to the stock option committee's approval, upon exercise of an option with a stock appreciation right attached, a participant may receive cash, shares of our common stock or a combination of both, in an amount or having a fair market value equal to the excess of the fair market value, on the date of exercise, of the shares for which the option and stock appreciation right are exercised, over the option exercise price.

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

Officer and Director Liability

     As permitted by the provisions of the Oklahoma General Corporation Act, our certificate of incorporation eliminates in certain circumstances the monetary liability of our directors for a breach of their fiduciary duty as directors. These provisions and applicable laws do not eliminate the liability of one of our directors for:

o    a breach of the director's duty of loyalty to us or our shareholders;

o acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law;

o liability arising under the Oklahoma General Corporation Act relating to the declaration of dividends and purchase or redemption of shares of our common stock in violation of the Oklahoma General Corporation Act;

o any transaction from which the director derived an improper personal benefit;

o    violations of federal securities laws; or

o limit our rights or those of our shareholders, in appropriate circumstances, to seek equitable remedies such as injunctive or other forms of non-monetary relief; however, such remedies may not be effective in all cases.

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

ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents certain information as to the beneficial ownership of our common stock as of March 31, 2001, of:

o each person who is known to us to be the beneficial owner of more than 5% of our common stock;

o    each of our directors and executive officers;

o    our executive officers and directors as a group; and

o    their percentage holdings of our outstanding shares of common stock.

For purposes of the following table, the number of shares and percent of ownership of our outstanding common stock that the named person beneficially owned at March 31, 2001, includes shares of our common stock that such person has the right to acquire within 60 days of this date of this form 10-KSB, upon exercise of options and warrants. However, such shares are not included for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.


                                                             Common Stock
                                                             ------------
                                                          Shares     Percent of
                                                       Beneficially   Shares
Name and Address of Beneficial Owner                      Owned     Outstanding
------------------------------------                      -----     -----------

John W. Hail (1)(2)...................................    626,385       14.4%

Curtis H.Wilson (3)...................................    258,282        5.9%

Harland C. Stonecipher (4)............................    180,768        4.2%

R. Terren Dunlap (1)..................................     17,500         .4%

Jimmy L. Dungan (1)(5)................................     11,871         .3%

Executive Officers and Directors as a group
   (four persons).....................................    836,524       19.2%
------------------------

(1) A director or an executive officer with a business address of 2601 Northwest Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112-7293.

(2)  The number of shares consist of and each percentage presented includes:

     o 250,000 shares of our common stock that are subject to currently exercisable stock options, 100 shares of our common stock subject to currently exercisable 1997-A warrants and 1,100 shares of our common stock that are subject to currently exercisable redeemable common stock purchase warrants held by Mr. Hail;

     o 28,759 shares of our common stock and 1,000 shares of our common stock that are subject to currently exercisable redeemable common stock purchase warrants owned by corporations controlled by Mr. Hail; and

     o 2,847 shares of our common stock and 1,000 shares of our common stock that are subject to currently exercisable redeemable common stock purchase warrants held by Helen Hail, wife of Mr. Hail, with respect to which Mr. Hail disclaims any beneficial interest.

(3) A former director, with a business address of 10121 NW 7th Street, Plantation, Florida 33324. The number of shares and each percentage presented includes:

     o 250,000 shares of our common stock that are subject to currently exercisable stock options held by Mr. Wilson; and

     o 3,000 shares of our outstanding common stock and 3,000 shares of our common stock that are subject to currently exercisable redeemable common stock purchase warrants held by Ruth Wilson, wife of Mr. Wilson, with respect to which Mr. Wilson disclaims any beneficial interest.

(4) Mr. Stonecipher is a director with a business address of 321 East Main Street, Ada, Oklahoma 74820, and Chairman of the Board and Chief Executive Officer of Pre-Paid Legal Services, Inc. The number of shares consist of and each percentage presented is based upon 180,768 shares of our outstanding common stock held by Pre-Paid Legal Services, Inc., which may be deemed to be beneficially owned by Mr. Stonecipher.

(5)  The number of shares and each percentage presented includes:

     o    11,556  shares of our  common  stock held by Pat  Dungan,  wife of Mr.
          Dungan;

     o    140 shares of our common stock held by Mr. Dungan; and

     o 175 shares of our common stock subject to currently exercisable 1995-A warrants held by Mrs. Dungan.

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

     During 2000 and 1999, we received $5,931 and $6,724, respectively, from Pre-Paid Legal Services, Inc., a shareholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal Services, Inc.

     During the first quarter of 1998, we agreed to loan John W. Hail, the Chief Executive Officer and a major shareholder, up to $250,000. Subsequently, we agreed to loan up to an additional $75,000. In 2000, an additional $200,000 was approved. These loans are secured, and bear interest at 8% per annum. As of December 31, 2000, the balance due on these loans plus interest was $544,007. On January 1, 2001 the outstanding balance on all the notes were combined into one note payable in monthly installments. The loans and extension were unanimously approved by our board of directors.

     During 2000, we made advances totaling $50,424 to Dennis Loney our Chief Operating Officer. The advances are secured, require weekly principal payments, bear interest at 8% per annum, and were due on April 28, 2004. As of February 2001, the balance of these advances were paid in full by Mr. Loney. In addition, Mr. Loney and his wife receive sales commissions based upon purchases by them and their downline distributors in accordance with our network marketing programs. During 2000 and 1999, we paid Mr. Loney and his wife sales commissions of $9,504 and $15,205, respectively.

     During 2000 and 1999, we paid Curtis H. Wilson, a former director and greater than 5% shareholder, sales commissions of $129,524 and $128,700, respectively. These commissions are based on purchases by Mr. Wilson and his downline distributors in accordance with our network marketing program in effect at the time of the sales.

     During 2000 and 1999, we paid Pat Dungan, wife of Jimmy L. Dungan, a director, sales commissions of $114,684 and $119,626, respectively. These commissions were based on purchases by the Dungans and their downline distributors in accordance with our network marketing program in effect at the time of the sales.

On December 17, 1996, we adopted policies that:

o any loans to officers, directors and 5% or more shareholders ("affiliates") are subject to approval by a majority of not less than two of our disinterested independent directors; and

o such loans and other transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties and approved by a majority of not less than two of the disinterested independent directors.

Our board of directors is comprised of four members, two of which, R. Terren Dunlap and Harland C. Stonecipher, are independent directors.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

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

10.4 The Promotional Shares Escrow Agreement, dated October 31, 1997, by and between Advantage Marketing Systems, Inc., Robert and Retha H. Nance, and Liberty Bank and Trust Company of Oklahoma City, N.A., incorporated by reference to Amendment No. 2 to Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on November 3, 1997.

10.5 The Promotional Shares Lock-In Agreement, dated November 5, 1997, by and between Advantage Marketing Systems, Inc., Roger P. Baresel, and Judith A. Baresel, incorporated by reference to Amendment No. 2 to Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on November 3, 1997.

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

10.10Lease Agreement  between  Registrant and Kaiser Francis Oil Company,  dated
     June 1, 1993, incorporated by reference to Form 10-K Annual Report for the year ended December 31, 1993, filed with the Commission on April 14, 1994.

10.11Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.12Agreement  between  Registrant and Consumer Benefit  Services,  Inc., dated
     October 20, 1995, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.13Agreement between  Registrant and Advanced  Products,  Inc., dated November
     28, 1994, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.14Agreement between  Registrant and J&K  Pharmaceutical  Laboratories,  dated
     April 22, 1996, incorporated by reference to Amendment No. 3 to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on January 14, 1997.

10.15Stock Purchase Agreement having an effective date of May 31, 1996, between Registrant, Miracle Mountain International, Inc., Richard Seaton, Gene Burson, Kaye Jennings, Daryl Burson and James Rogers, incorporated by reference to Form 8-K, filed with the Commission on July 12, 1996.

10.16Stock Purchase Agreement having an effective date of January 31, 1997, among Registrant, Chambre International, Inc., Janet Britt, Jerry Hampton, Teresa Hampton, James Baria, Florence Baria, Rose Cashin, Pat Eason, Joseph Williams, Livia Williams, Don Black, Nadine Black, Lynda Brown, Gary Galindo, Harold Griffin, Linda Griffin, Iren Van Vlaenderen, Dean Van Vlaenderen, Rose Hilgedick, Julie Connary, and Royce Britt, incorporated by reference to Amendment No. 3 to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on January 14, 1997.

10.17Asset Purchase  Agreement among  Registrant,  Stay 'N Shape  International,
     Inc., Solution Products International, Inc., Nation of Winners, Inc., Now International, Inc., Carl S. Rainey and Danny Gibson, dated April 16, 1997, incorporated by reference to Form 8-K, filed with the Commission on May 1, 1997.

10.18The Advantage  Marketing  Systems,  Inc. 1998  Distributor  Stock  Purchase
     Plan,  incorporated  by  reference  to  Amendment  No.  1  to  Registration
     Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on October 7, 1998.

10.19The form of  Advantage  Marketing  Systems,  Inc.  1998  Distributor  Stock
     Purchase Plan Stock Purchase Agreement, incorporated by reference to Amendment No. 1 to Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on October 7, 1998.

21   Subsidiaries

23   Consent of Independent Public Accountants


     (b)  Reports on Form 8-K.

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   REGISTRANT:
                                   ADVANTAGE MARKETING SYSTEMS, INC.

Date: April 16, 2001               By: /S/ JOHN W. HAIL
                                       ----------------
                                        John W. Hail, Chief Executive Officer,
                                        Chairman of the Board and Director

Date: April 16, 2001               By: /S/ DENNIS LONEY
                                       ----------------
                                        Dennis Loney, Chief Operational Officer

Date: April 16, 2001               By: /S/ REGGIE COOK
                                       ---------------
                                        Reggie Cook, Chief Financial Officer
                                        and Secretary Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: April 16, 2001                 By: /S/ JOHN W. HAIL
                                         ----------------
                                         John W. Hail, Chief Executive Officer,
                                         Chairman of the Board and Director

Date: April 16, 2001                 By: /S/ DENNIS LONEY
                                         ----------------
                                         Dennis Loney, Chief Operational Officer

Date: April 16, 2001                 By: /S/ REGGIE COOK
                                         ---------------
                                         Reggie Cook, Chief Financial Officer
                                         and Secretary Treasurer

Date: April 16, 2001                 By: /S/ JIMMY L. DUNGAN
                                         -------------------
                                         Jimmy L.  Dungan, Director

Date: April 16, 2001                 By: /S/ R. TERREN DUNLAP
                                         --------------------
                                         R. Terren Dunlap, Director

Date: April 16, 2001                 By: /S/ HARLAND C. STONECIPHER
                                         --------------------------
                                         Harland C. Stonecipher, Director

                               INDEX TO EXHIBITS
Exhibit
No.         Description                                    Method of Filing
---         -----------                                    ----------------
3.1   The Registrant's Certificate of Incorporation     Incorporated herein by reference

3.2   The  Registrant's  Bylaws                         Incorporated herein by reference

10.1  Warrant Agreement between Registrant and U.S.     Incorporated herein by reference
      Stock Transfer Inc., dated as of January 20,
      1997, as amended and restated January 8, 1998

10.2  Unit and Warrant Agreement between Registrant     Incorporated herein by reference
      and U.S. Stock Transfer Inc., dated as of
      November 6, 1997, as amended and restated
      January 8, 1998

10.3  The Promotional Shares Escrow Agreement, dated    Incorporated herein by reference
      November 4, 1997, by and between Advantage
      Marketing Systems,  Inc., John W. Hail,
      Curtis H. Wilson, Sr., Ruth Wilson,  Roger P.
      Baresel, Judith A. Baresel, R. Terren Dunlap,
      Pre-Paid  Legal  Services,  Inc.,  TVC,  Inc.,
      and Liberty  Bank and Trust Company of
      Oklahoma City, N.A.

10.4  The Promotional Shares Escrow Agreement, dated    Incorporated herein by reference
      October 31, 1997, by and between Advantage
      Marketing Systems,  Inc., Robert and Retha H.
      Nance, and Liberty Bank and Trust Company of
      Oklahoma City, N.A.

10.5  The Promotional Shares Lock-In Agreement,         Incorporated herein by reference
      dated November 5, 1997, by and between
      Advantage Marketing Systems,  Inc., Roger P.
      Baresel, and Judith A. Baresel

10.6  Legal Services Agreement between Registrant       Incorporated herein by reference
      and Pre-Paid Legal Services, dated September
      1, 1988

10.7  Lease Agreement  between  Registrant and          Incorporated herein by reference
      International Business Machines Corporation,
      dated May 22, 1989

10.8  Group Contract between Registrant and Consumer    Incorporated herein by reference
      Benefit  Services,  Inc., dated April 2, 1989

10.9  Distribution  Agreement between Registrant        Incorporated herein by reference
      and Topped,  Inc., dated June 1, 1989

10.10 Lease Agreement between Registrant and Kaiser     Incorporated herein by reference
      Francis Oil Company,  dated June 1, 1993

10.11 Advantage Marketing Systems, Inc. 1995            Incorporated herein by reference
      Stock Option Plan

10.12 Agreement between Registrant and Consumer         Incorporated herein by reference
      Benefit  Services, Inc., dated October 20,
      1995

10.13 Agreement between  Registrant and Advanced        Incorporated herein by reference
      Products, Inc., dated November 28, 1994

10.14 Agreement between  Registrant and J&K             Incorporated herein by reference
      Pharmaceutical  Laboratories, dated
      April 22, 1996,

10.15 Stock Purchase Agreement having an effective      Incorporated herein by reference
      date of May 31, 1996, between Registrant,
      Miracle Mountain  International,  Inc.,
      Richard Seaton, Gene Burson, Kaye Jennings,
      Daryl Burson and James Rogers

10.16 Stock Purchase Agreement having an effective      Incorporated herein by reference
      date of January 31, 1997, among Registrant,
      Chambre International,  Inc., Janet Britt,
      Jerry Hampton, Teresa Hampton, James Baria,
      Florence Baria, Rose Cashin, Pat Eason,
      Joseph Williams, Livia Williams, Don Black,
      Nadine Black, Lynda Brown, Gary Galindo,
      Harold Griffin, Linda Griffin, Iren Van
      Vlaenderen, Dean Van Vlaenderen, Rose
      Hilgedick, Julie Connary, and Royce Britt

10.17 Asset Purchase  Agreement among  Registrant,      Incorporated herein by reference
      Stay 'N Shape  International, Inc., Solution
      Products International, Inc., Nation of
      Winners, Inc., Now International, Inc.,
      Carl S. Rainey and Danny Gibson, dated
      April 16, 1997

10.18 The Advantage  Marketing  Systems, Inc. 1998      Incorporated herein by reference
      Distributor  Stock  Purchase Plan

10.19 The form of Advantage Marketing Systems, Inc.     Incorporated herein by reference
      1998 Distributor Stock Purchase Plan Stock
      Purchase Agreement

21    Subsidiaries                                      Filed herewith electronically

23    Consent of Independent Public Accountants         Filed herewith electronically