Form 10QSB
period 2001-03-31
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 2001-05-15
CIK 841866

                                  FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

                ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT



For Quarter Ended                                       Commission File Number
March 31, 2001                                                001-13343
------------------------                                -----------------------

                       ADVANTAGE MARKETING SYSTEMS, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Oklahoma                                   73-1323256
---------------------------------          ------------------------------------
  (State or other jurisdiction                (IRS Employer Identification
of incorporation or organization)                        Number)


        2601 N.W. Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112
-------------------------------------------------------------------------------
                   (Address of principal executive officers)


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
Yes  X     No
   ------    ------

State the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                              4,359,379
---------------------------------                  -----------------------------
Title of Class                                      Number of Shares outstanding
                                                           At May 11, 2001

Exhibit Index appears on page 16

                        ADVANTAGE MARKETING SYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                Table of Contents


Part I -  Financial Information..............................................  3
Item 1.   Financial Statements...............................................  3
          Condensed Consolidated Balance Sheets..............................  3
          Condensed Consolidated Statements of Income........................  4
          Condensed Consolidated Statements of Cash Flows....................  5
          Notes to Condensed Consolidated Financial Statements...............  6
          Independent Accounts' Review Report................................ 12
Item 2.   Management's Discussion and Analysis or Plan of Operation.......... 13
Part II - Other Information.................................................. 16
Item 1.   Legal Proceedings.................................................. 16
Item 2.   Changes in Securities and Use of Proceeds.......................... 16
Item 3.   Defaults Upon Senior Securities.................................... 16
Item 4.   Other Information.................................................. 16
Item 5.   Exhibits and Reports on Form 8-K................................... 16



           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the caption "Item 2 - Management's Discussion and Analysis or Plan of Operation" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates", "believes", "expects", "may", "will", or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; the ability of the Company to implement its business and acquisition strategies; changes in the network marketing industry and changes in consumer preferences; competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness; acceptance of new product offerings; and changes in, or the failure to comply with, government regulations (especially food and drug laws and regulations); the ability of the Company to obtain financing for future acquisitions; and other factors.

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                       ADVANTAGE MARKETING SYSTEMS, INC.
                            AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                                                                     March 31,     December 31,
                                                                                       2001            2000
                                                                                   ------------    ------------
                                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................................    $   613,339     $    76,687
  Marketable securities, available for sale, at fair value......................      1,609,138       3,502,514
  Receivables - net of allowance of $140,059 and $157,804 respectively..........        405,835         371,397
  Receivable from affiliates....................................................        585,503         594,395
  Inventory.....................................................................      1,733,613       1,007,934
  Prepaid income taxes..........................................................        372,361         282,361
  Deferred income taxes.........................................................        116,612          64,772
  Other assets..................................................................        414,054         305,721
                                                                                   ------------    ------------
          Total current assets..................................................      5,850,455       6,205,781
  RECEIVABLES, Net..............................................................        474,137         515,764
  PROPERTY AND EQUIPMENT, Net...................................................      3,664,167       2,979,003
  GOODWILL, Net.................................................................      4,215,533       1,511,918
  COVENANTS NOT TO COMPETE, Net.................................................        349,017         363,117
  DEFERRED INCOME TAXES.........................................................             --          12,291
  OTHER ASSETS..................................................................       131,491         102,376
                                                                                   ------------    ------------
 TOTAL..........................................................................    $14,684,800     $11,690,250
                                                                                   ============    ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..............................................................    $   414,411     $   191,620
  Accrued commissions and bonuses...............................................        434,470         230,563
  Accrued other expenses........................................................        217,106         217,748
  Accrued income tax............................................................         72,488          72,791
  Accrued sales tax liability...................................................        206,052         140,513
  Notes payable.................................................................        518,327           8,472
  Capital lease obligations.....................................................        125,284         125,284
                                                                                   ------------    ------------
         Total current liabilities..............................................      1,988,138         986,991

LONG-TERM LIABILITIES:
  Notes payable.................................................................      1,965,580          14,251
  Capital lease obligations.....................................................        234,642         265,103
  Deferred income taxes.........................................................         42,884              --
                                                                                   ------------    ------------
         Total liabilities......................................................      4,231,244       1,266,345
                                                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY
  Preferred stock - $.0001 par value; authorized 5,000,000 shares; none issued..             --              --
  Common stock - $.0001 par value; authorized 495,000,000 shares; issued
    4,832,174 and 4,821,174 shares, outstanding 4,359,379 and 4,348,379 shares,
    respectively................................................................            483             482
  Paid-in capital...............................................................     11,664,188      11,642,189
  Notes receivable for exercise of options......................................        (31,088)        (31,088)
  Retained earnings.............................................................      1,095,273       1,077,626
  Accumulated other comprehensive loss, net of tax..............................        (30,824)        (20,828)
                                                                                   ------------    ------------
         Total capital and retained earnings....................................     12,698,032      12,668,381
  Less cost of treasury stock (472,795 shares, common)..........................     (2,244,476)     (2,244,476)
                                                                                   ------------    ------------
         Total stockholders' equity.............................................     10,453,556      10,423,905
                                                                                   ------------    ------------
TOTAL...........................................................................    $14,684,800     $11,690,250
                                                                                   ============    ============


           See notes to condensed consolidated financial statements.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                      March 31
                                                             ---------------------------
                                                                2001             2000
                                                             ----------       ----------

Net sales...............................................     $7,095,890       $7,003,936

Cost of sales...........................................      4,788,653        4,692,002
                                                             ----------       ----------
     Gross profit.......................................      2,307,237        2,311,934
Marketing, distribution and administrative expenses.....      2,319,582        1,920,769
                                                             ----------       ----------
     Income (loss) from operations......................        (12,345)         391,165

Other income:
Interest and dividends, net.............................         31,174           89,401
Other income, net.......................................          7,909           14,137
                                                             ----------       ----------
     Total other income.................................         39,083          103,538
                                                             ==========       ==========

Income before taxes.....................................         26,738          494,703
Income tax expense......................................          9,091          187,987
                                                             ----------       ----------
Net income..............................................     $   17,647       $  306,716
                                                             ==========       ==========
Net income per common share.............................     $      nil       $      .07
                                                             ==========       ==========
Net income per common share - assuming dilution.........     $      nil       $      .05
                                                             ==========       ==========
Weighted average common shares outstanding..............      4,354,001        4,191,772
                                                             ==========       ==========
Weighted average common shares outstanding --
    assuming dilution...................................      4,651,938        6,163,697
                                                             ==========       ==========





           See notes to condensed consolidated financial statements.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                           March 31,        March 31,
                                                                                              2001            2000
                                                                                          ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................................................     $    17,647     $    306,716

  Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization...............................................         262,922          175,866
         Realized gain on sale of marketable securities..............................          (4,870)            ----
         Deferred taxes..............................................................           9,394            5,532
         Changes in assets and liabilities which provided (used) cash (not including the effect of  business acquisition):
           Receivables...............................................................         (22,959)        (553,165)
           Prepaid taxes.............................................................         (90,000)            ----
           Inventory.................................................................          67,950           25,822
           Other assets..............................................................        (147,710)        (137,392)
           Accounts payable and accrued expenses.....................................         134,009         (462,070)
                                                                                          -----------     ------------
                Net cash (used in) provided by operating activities..................         226,383         (638,691)
                                                                                          -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment................................................        (579,839)        (122,273)
  Purchases of marketable securities, available for sale.............................         (37,661)         (47,484)
  Sales of marketable securities, available for sale.................................       1,950,000          275,293
  Acquisition of business, net of cash acquired......................................      (1,149,637)            ----
  Payments of acquisition costs......................................................        (254,771)            ----
  Advances to affiliates.............................................................            ----         (220,000)
  Repayment of receivable from affiliates............................................           8,892             ----
                                                                                          -----------     ------------
               Net cash used in investing activities.................................         (63,016)        (114,464)
                                                                                          -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.............................................          22,000          780,348
  Purchase of treasury stock.........................................................            ----       (1,177,228)
  Purchase and cancellation of other warrants........................................            ----         (175,000)
  Proceeds from note payable.........................................................         441,380             ----
  Principal payment on notes payable.................................................         (59,634)            ----
  Principal payment on capital lease obligations.....................................         (30,461)         (22,291)
                                                                                          -----------     ------------
                Net cash (used in) provided by financing activities..................         373,285         (594,171)
                                                                                          -----------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................         536,652       (1,347,326)
CASH AND CASH EQUIVALENTS, BEGINNING.................................................          76,687        1,662,894
                                                                                          -----------     ------------
CASH AND CASH EQUIVALENTS, ENDING....................................................     $   613,339     $    315,568
                                                                                          ===========     ============


           See notes to condensed consolidated financial statements.

                       ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

1.   UNAUDITED INTERIM FINANCIAL STATEMENTS

     The unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended December 31, 2000.

     The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2001.

2.   SIGNIFICANT ACCOUNTING POLICIES

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends certain provisions of SFAS No. 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company adopted these statements as of January 1, 2001. Implementation of SFAS No. 133, as amended by SFAS No. 138, did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

3.   MARKETABLE SECURITIES

     Securities are classified as available for sale with the related unrealized gains and losses excluded from earnings and reported net of income tax as a separate component of stockholders' equity until realized. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings.

     Net unrealized losses, net of tax, of approximately $9,996 were included in accumulated other comprehensive loss for the three months ended March 31, 2001.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


4.   PROPERTY AND EQUIPMENT


Property and equipment consists of the following at:
                                                                         March 31,        December 31,
                                                                            2001              2000
                                                                        ------------      ------------
  Office furniture, fixtures, and equipment...................          $  3,430,932       $ 3,075,661
  Vehicles....................................................               841,860           807,317
  Leasehold improvements......................................                62,793            62,793
  Building....................................................               883,802           409,853
  Land........................................................               148,308           148,308
                                                                        ------------      ------------
                                                                           5,367,695         4,503,932
  Accumulated depreciation and amortization...................            (1,703,528)       (1,524,929)
                                                                        ------------      ------------
  Total property and equipment, net...........................          $  3,664,167       $ 2,979,003
                                                                        ============      ============

During 2000 the Company entered into a contract for the design and construction of a 23,346 square foot distribution and call center facility in Oklahoma City. The base price of the contract is approximately $1,315,000. Of this amount, approximately $980,000 will be funded through a construction loan with a bank. As of March 31, 2001, the Company had borrowed $441,380 toward funding this project. See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion of this construction loan. Management believes the facility will be completed by June 2001.

5.   ACQUISITION

On January 4, 2001 the Company and one of its wholly owned subsidiaries, LifeScience Technologies Holdings, acquired LifeScience Technologies Holding Limited Partnership, LifeScience Technologies Limited, LifeScience Technologies of Japan, LST Fulfillment Limited Partnership, and LifeScience Technologies of Canada, Inc. (the "LifeScience Technologies Acquisition"). The purchase price to the Company was approximately $1.2 million cash plus $41,667 per month or 5% of LifeScience Technology product sales, whichever is greater, payable for 60 months commencing in January 2001. The seller, at its option, has the right to take shares of the Company's common stock at an option price of $3.00 per share in lieu of cash for the monthly payment. However, such option is limited to a total of 860,000 shares.

The LifeScience Technologies Acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16 ("APB No. 16"). In accordance with APB No. 16, the Company allocated the purchase price of the LifeScience Technologies Acquisition based on the fair value of the assets acquired and liabilities assumed. Goodwill resulting from the LifeScience Technologies Acquisition is being amortized over 20 years on a straight-line basis. The purchase price allocation for the acquisition is preliminary and further refinements are likely to be made based on final valuation studies. Management does not believe that the final purchase price allocation will produce materially different results than those reflected herein. The components of the purchase price and preliminary allocation are discussed further in Note 8 of Notes to Condensed Consolidated Financial Statements, "Supplemental Disclosures of Cash Flow Information".

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


6.   NOTES PAYABLE


Notes payable consists of the following:

                                                                                March 31,          December 31,
                                                                                  2001                 2000
                                                                                ----------         ------------
Present value of future monthly payments for the LifeScience
  Technologies Acquisition at an interest rate of 7.5% through
  the year  2005 (1)...................................................         $2,021,916            $      --
Construction loan with a bank (2)......................................            441,380                   --
Other..................................................................             20,611               22,723
                                                                                ----------         ------------
Total..................................................................          2,483,907               22,723
Less: current maturities...............................................            518,327                8,472
                                                                                ----------         ------------
Long-term Notes Payable................................................         $1,965,580            $  14,251
                                                                                ==========         ============

     (1) As more fully discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, the purchase price of the Company's LifeScience Technologies Acquisition contains a component of future monthly payments to the seller. These payments are $41,667 for 60 months commencing in January 2001. The present value of these future payments, assuming an interest rate of 7.5%, is included in the Company's notes payable balance.

     (2) As more fully discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company has entered into a contract for the design and construction of a distribution and call center facility. This project is being funded in part by a construction loan with a bank which is convertible into a $980,000 term loan upon completion of the project. The interest rate on both the construction loan and converted term loan is the Prime Rate plus .25%, 7.25% as of March 31, 2001. During the construction phase of the project interest is being paid monthly. Upon completion of construction, the converted term loan will require 60 principal payments of $16,333.33 plus interest payable monthly.

7.   EARNINGS PER SHARE

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

                  The following is a reconciliation of the common shares used in the calculations of earnings per common share and earnings per common share - assuming dilution:


                                                              Income             Shares        Per Share
                                                            (Numerator)      (Denominator)       Amount
                                                            -----------      -------------     ---------
Weighted average common shares outstanding:
For the three months ended March 31, 2001:
  Earnings per common share:
    Income available to common stockholders................  $   17,647         4,354,001         $ nil
                                                                                                  -----
  Earnings per common share - assuming dilution:
    Options................................................        ----           297,937
                                                             ----------         ---------
    Income available to common stockholders plus
      assumed conversions..................................  $   17,647         4,651,938         $ nil
                                                             ==========         =========         =====

For the three months ended March 31, 2000:
  Earnings per common share:
    Income available to common stockholders................   $ 306,716         4,191,772         $ .07
                                                                                                  =====
  Earnings per common share - assuming dilution:
    Options................................................        ----         1,009,376
    Warrants...............................................        ----           962,549
                                                               --------         ---------
    Income available to common stockholders plus
      assumed conversions..................................    $ 306,716        6,163,697         $ .05
                                                               =========        =========         =====


     Options to purchase 431,174 shares of common stock at exercise prices ranging from $2.70 to $6.13 per share were outstanding at March 31, 2001 but were not included in the computation of earnings per common share - assuming dilution because the options' exercise price was greater than the average market price of the common shares.

     Warrants to purchase 1,874,768 shares of common stock at exercise prices ranging from $3.40 to $5.40 per share were outstanding at March 31, 2001 but were not included in the computation of earnings per common share - assuming dilution because the warrants' exercise price was greater than the average market price of the common shares.

     All outstanding options and warrants at March 31, 2000 were included in the computation of earnings per common share - assuming dilution.

8.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                   2001             2000
                                                                -----------      -----------
Cash paid during the quarter for:
  Interest...................................................   $    36,160      $     4,875
                                                                ===========      ===========
  Income taxes...............................................   $    90,000      $   570,000
                                                                ===========      ===========
LifeScience Technologies Acquisition:
  Fair value of tangible net assets acquired.................   $   797,030      $      ----
  Purchase price in excess of tangible net assets acquired...     2,508,805             ----

  Present value of future payments required..................    (2,079,438)            ----
  Cash included in tangible net assets acquired..............       (76,760)            ----
                                                                -----------      -----------
  Cash paid for acquisition, net of cash acquired............   $ 1,149,637      $      ----
                                                                ===========      ===========

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

9.   RELATED PARTIES

     During the three months ended March 31, 2001 and 2000, the Company received approximately $1,675 and $1,481, respectively, from Pre-Paid Legal Services, Inc. ("Pre-Paid Legal"), a shareholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal. As of July 1, 2000, the Company began offering its employees access to the services provided by Pre-Paid Legal through an employee benefit option. The Company pays half the cost for each employee electing to participate in the plan. During the three months ended March 31, 2001, the Company paid $1,067 to Pre-Paid Legal for these services.

     During the three months ended March 31, 2001 and 2000, the Company paid a Director of the Company and his wife sales commissions of $21,866 and $25,701, respectively. These commissions were based upon purchases by them and their downline distributors in accordance with the Company's network marketing program in effect at the time of the sales.

     During the three months ended March 31, 2001 and 2000, the Company paid an Officer of the Company and his wife sales commissions of $3,375 and $3,363, respectively. These commissions were based upon purchases by the them and their downline distributors in accordance with the Company's network marketing program in effect at the time of the sales.

     During the first quarter of 1998, the Company agreed to loan John W. Hail, the Chief Executive Officer, up to $250,000. Subsequently the Company agreed to loan up to an additional $75,000. In 2000, an additional $200,000 loan was approved. On January 1, 2001 the outstanding balance on all the notes receivable from Mr. Hail were combined into one note receivable, the terms of which call for monthly installments of principal and interest. The loans and extension were unanimously approved by the board of directors. These loans are secured, and bear interest at 8% per annum. As of March 31, 2001 the balance due on these loans was $585,503 including interest.

10.  COMMITMENTS AND CONTINGENCIES

     Recent Regulatory Developments - A significant portion of the Company's net sales continues to be dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 50.3% and 63.8% of net sales for the three months ended March 31, 2001 and 2000, respectively. One of the ingredients in the Company's AM-300 products is ephedra, an herb which contains naturally-occurring ephedrine. The Company's manufacturer uses a powdered extract of that herb when manufacturing AM-300. The Company markets AM-300 principally as an aid in weight management. The extract is an 8% extract which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. Ephedrine containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

     On October 25, 2000, several trade organizations for the dietary supplement industry submitted a petition to the FDA which concerned the remaining provisions of the proposed rule regarding dietary supplements that contain ephedrine alkaloids. The petition requested the FDA to: (1) withdraw the remaining provisions of the proposed rule, and (2) adopt new standards for dietary supplements that contain ephedrine alkaloids, which were set forth in the petition. The FDA has not publicly responded to this petition.

     The FDA will, most likely, attempt to issue a new proposed rule with respect to dietary supplements that contain ephedrine alkaloids. However, it is uncertain what restrictions the new proposed rule might contain or when a new proposed rule will be issued. In the Company's opinion, it is unlikely that a final regulation will be issued by the FDA during 2001. Consequently, management is unable at the present time to predict the ultimate resolution of these issues, nor their ultimate impact on the Company's results of operations or financial condition.

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

     Construction Commitment - During 2000 the Company entered into a contract for the design and construction of a 23,346 square foot distribution and call center facility in Oklahoma City. The base price of the contract is approximately $1,315,000. Of this amount, approximately $980,000 will be funded through a loan with a bank. As of March 31, 2001, the Company had borrowed $441,380 toward this project. Property and liability insurance coverage is being provided by the building contractor during construction. Management believes the facility will be completed by June 2001.


                                     ******

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders of Advantage Marketing Systems, Inc. and Subsidiaries
Oklahoma City, Oklahoma


We have reviewed the accompanying condensed consolidated balance sheet of Advantage Marketing Systems, Inc. and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of income and of cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Advantage Marketing Systems, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 12, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP


Oklahoma City, Oklahoma
May 14, 2001

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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of our net sales, selected results of operations for the three months ended March 31, 2001 and 2000. The selected results of operations are derived from our unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                             -----------------------------------------------
                                                      2001                     2000
                                             ---------------------     ---------------------
                                               AMOUNT      PERCENT      AMOUNT       PERCENT
                                             ----------    -------     ----------    -------
Net Sales.................                   $7,095,890     100.0%     $7,003,936     100.0%
                                             ----------     -----      ----------     -----
Cost of sales:
  Commissions and bonuses......               2,967,435      41.8       2,923,236      41.7
  Cost of products..................          1,422,803      20.1       1,440,989      20.6
  Cost of shipping..................            398,415       5.6         327,777       4.7
                                             ----------     -----      ----------     -----
    Total cost of sales...............        4,788,653      67.5       4,692,002      67.0
                                             ----------     -----      ----------     -----
  Gross profit........................        2,307,237      32.5       2,311,934      33.0
Marketing, distribution and
  administrative expenses.........            2,319,582      32.7       1,920,769      27.4
                                             ----------     -----      ----------     -----
  Income (loss) from operations                 (12,345)     (0.2)        391,165       5.6
Other income (expense):
Interest, net..........................          31,174       0.4          89,401       1.3
Other income (expense)...........                 7,909       0.1          14,137       0.2
                                             ----------     -----      ----------     -----
  Total other income (expense)...                39,083       0.5         103,538       1.5
                                             ----------     -----      ----------     -----
Income before taxes...............               26,738       0.3         494,703       7.1
Tax expense........................               9,091       0.1         187,987       2.7
                                             ----------     -----      ----------     -----
Net income..........................         $   17,647       0.2%     $  306,716       4.4%
                                             ==========     =====      ==========     =====

During the three months ended March 31, 2001 and 2000, we experienced increases in net sales compared to the preceding year. The increases were principally the result of expansion of our network of independent distributors and increased sales of our weight management, dietary supplement and personal care products. We expect to continue to expand our network of independent distributors, which may result in increased sales volume. However, there is no assurance that increased sales volume will be achieved through expansion of our network of independent distributors or that, if sales volume increases, we will realize increased profitability.

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

Our net sales during the three months ended March 31, 2001, increased by $91,954 or 1.3% to $7,095,890 from $7,003,936 during the three months ended March 31, 2000. The increase was principally attributable to expansion of our network of independent distributors. First quarter enrollments into the distributor base totaled 7,971 new distributors.

Our cost of sales during the three months ended March 31, 2001, increased by $96,651 or 2.1%, to $4,788,653 from $4,692,002 during the same period in 2000.
This increase was attributed to:

     o An increase of $44,199 in distributor commissions and bonuses due to the increased level of sales;

     o An decrease of $18,186 in the cost of products sold due to the consolidation of product lines; and

     o An increase of $70,638 in shipping costs due to the increased level of sales and increased shipping rates.

Total cost of sales, as a percentage of net sales increased to 67.5% during the three months ended March 31, 2001 from 67.0% during the same period in 2000 due to an increase in distributor commissions and bonuses as a percentage of net sales to 41.8% from 41.7%, a decrease in cost of products sold as a percentage of net sales to 20.1% from 20.6% and an increase in cost of shipping to 5.6% of net sales from 4.7%. This resulted in a decrease in gross profit of $4,697, or 0.2%, to $2,307,237 for the three months ended March 31, 2001 from $2,311,934 for the same period in 2000.

Marketing, distribution and administrative expenses increased $398,813, or 20.8%, to $2,319,582 during the three months ended March 31, 2001, from $1,920,769 during the same period in 2000. This increase was primarily attributable to:

o   A decrease in promotion costs of approximately $226,000;

o An increase in staffing and related payroll costs of approximately $247,000 necessary to support our expected increase in sales activity and improve internal programs;

o Non-recurring expenses of approximately $215,000 related to the operation of the LifeScience Technologies Florida offices and LifeScience Technologies California warehouse in January and February of 2001 which facilities have now been closed, plus the transition costs related to the LifeScience Technologies Acquisition in January, 2001;

o An increase in depreciation and amortization expense of approximately $63,000, including amortization of goodwill resulting from the LifeScience Technologies Acquisition in the amount of $31,360, as well as higher levels of activity and corresponding increases in other variable costs, such as postage, telephone, newsletters, bank card service charges and supplies; and

o An increase in contract services of $60,000 incurred to supplement the Company's technical staff during the LifeScience Technologies Acquisition transition. These costs are expected to continue through the second quarter of 2001.

The marketing, distribution and administrative expenses as a percentage of net sales increased to 32.7% during the three months ended March 31, 2001 from 27.4% during the same period in 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. We adopted these standards on January 1, 2001. Implementation of SFAS No. 133, as amended by SFAS No. 138, did not have a material impact on our consolidated results of operations, financial position or cash flows.

SEASONALITY

No pattern of seasonal fluctuations exists due to the growth patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

COMMITMENTS AND CONTINGENCIES

Recent Regulatory Developments - A significant portion of our net sales continues to be dependent upon our AM-300 product. Our net sales of AM-300 represented 50.3% and 63.8% of net sales for the quarters ended March 31, 2001 and 2000, respectively. One of the ingredients in our AM-300 products is ephedra, an herb which contains naturally-occurring ephedrine. Our manufacturer uses a powdered extract of that herb when manufacturing AM-300. We market AM-300 principally as an aid in weight management. The extract is an 8% extract which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. Ephedrine containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

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

The FDA will, most likely, attempt to issue a new proposed rule with respect to dietary supplements that contain ephedrine alkaloids. However, it is uncertain what restrictions the new proposed rule might contain or when a new proposed rule will be issued. In our opinion, it is unlikely that a final regulation will be issued by the FDA during 2001. Consequently, management is unable at the present time to predict the ultimate resolution of these issues, nor their ultimate impact on our results of operations or financial condition.

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

CONSTRUCTION COMMITMENT - During 2000 the Company entered into a contract for the design and construction of a 23,346 square foot distribution and call center facility in Oklahoma City. The base price of the contract is approximately $1,315,000. This project is being funded in part by a construction loan with a bank which is convertible into a $980,000 term loan upon completion of the project. As of March 31, 2001, the Company had borrowed $441,380 on this construction loan. The interest rate on both the construction loan and converted term loan is the Prime Rate plus .25%, 7.25% as of March 31, 2001. During the construction phase of the project interest is being paid monthly. Upon completion of construction, the converted term loan will require 60 principal payments of $16,333.33 plus interest payable monthly. Property and liability insurance coverage is being provided by the building contractor during construction. Management believes the facility will be completed by June 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we had working capital of $3,862,317, compared to $5,218,790 at December 31, 2000. We believe our cash and cash equivalents, current marketable securities, cash flows from operations and expected cash flows from financing activities will be sufficient to fund our working capital and capital expenditure needs over the next 12 months. Expected cash flows from financing activities include proceeds from a note payable to a bank of $538,620. During the three months ended March 31, 2001, net cash provided by operating activities was $226,383, net cash used in investing activities was $63,016 and net cash provided by financing activities was $373,285. This represented a net increase in cash during this period of $536,652. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses as well as construction costs associated with our call center and the cost of payments related to the LifeScience Technologies Acquisition Note Payable.

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS
         None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 4, 2001 the Company and one of its wholly owned subsidiaries, LifeScience Technologies Holdings, acquired LifeScience Technologies Holding Limited Partnership, LifeScience Technologies Limited, LifeScience Technologies of Japan, LST Fulfillment Limited Partnership, and LifeScience Technologies of Canada, Inc. (the "LifeScience Technologies Acquisition"). The purchase price to the Company was approximately $1.2 million cash plus $41,667 per month or 5% of LifeScience Technology product sales, whichever is greater, payable for 60 months commencing in January 2001. The seller, at its option, has the right to take shares of the Company's common stock at an option price of $3.00 per share in lieu of cash for the monthly payment. However, such option is limited to a total of 860,000 shares.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None

Item 4.  OTHER INFORMATION
         None

Item 5.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 15 - Letter of independent accountants as to unaudited interim financial information.

(b)      Form 8-K

         Announced the termination of negotiations for the purchase of Universal Nutrition Company (UNC), filed with the Commission January 2, 2001.

         Announced the acquisition of Life Science Technologies, filed with the Commission January 8, 2001.

         Announced the resignation of Joseph B Williams as President, Chief Financial Officer and a director of the company on January 23, 2001, filed with the Commission on January 30, 2001.

         Reported presentation of financial information slide show as required by Regulation FD, filed with the Commission on February 8, 2001.

         Disclosure of the financial statements of LifeScience Technologies Holdings Ltd. for the years ended December 31, 1999 and 2000, and the proforma consolidation of Advantage Marketing Systems, Inc. and LifeScience Technologies for the year ended December 31, 1999, filed with the Commission on March 12, 2001.

         Proforma consolidation of Advantage Marketing Systems, Inc. and LifeScience Technologies for the nine months ended September 30, 2000, filed with the Commission March 23, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     REGISTRANT:
                                     ADVANTAGE MARKETING SYSTEMS, INC.



Dated:  May 14, 2001

                                     By: /S/ REGGIE B. COOK
                                         ---------------------------------------
                                         Reggie B. Cook, Chief Financial Officer

                                 Exhibit Index
                              ------------------



Ex. No.                       Description
-------                       ----------------------------------

  15                          Letter of Independent Accountants