Form 10QSB
period 2001-06-30
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 2001-08-13
CIK 841866

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  June 30, 2001
                                                ---------------

                                       OR

                 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                For the transition period from         to
                                               -------    -------

Commission File Number
001-13343
----------------------

                       ADVANTAGE MARKETING SYSTEMS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Oklahoma                                        73-1323256
---------------------------------                -------------------------------
  (State or other jurisdiction                   (I.R.S. Employer Identification
of incorporation or organization)                             Number)

        2601 N.W. Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (405) 842-0131
--------------------------------------------------------------------------------
                 (Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was Required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X   No
                                                               -----    -----

State the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                              4,376,879
------------------------------                      ----------------------------
Title of Class                                      Number of Shares outstanding
                                                        At August 13, 2001

                        ADVANTAGE MARKETING SYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                Table of Contents


Part I - Financial Information .........................................................      3
Item 1. Financial Statements ...........................................................      3
         Condensed Consolidated Balance Sheets .........................................      3
         Condensed Consolidated Statements of Income ...................................      4
         Condensed Consolidated Statements of Cash Flows ...............................      5
         Notes to Condensed Consolidated Financial Statements ..........................      6
         Report of Independent Certified Public Accountants ............................     13
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
            Operations .................................................................     14
Part II - Other Information ............................................................     19
Item 1. Legal Proceedings ..............................................................     19
Item 2. Changes in Securities and Use of Proceeds ......................................     19
Item 3. Defaults Upon Senior Securities ................................................     19
Item 4. Submission of Matters to a Vote of Security Holders ............................     19
Item 5. Other Information ..............................................................     19
Item 6. Exhibits and Reports on Form 8-K ...............................................     19


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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000


                                        ASSETS                                                 JUNE 30,        DECEMBER 31,
                                                                                                 2001              2000
                                                                                             (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents .............................................................     $    597,611      $     76,687
 Marketable securities, available for sale, at fair value ..............................        1,643,464         3,502,514
 Receivables - net of allowance of $94,368 and $157,804, respectively ..................          454,520           371,397
 Receivable from affiliates ............................................................          537,303           594,395
 Inventory .............................................................................        1,479,337         1,007,934
 Prepaid income taxes ..................................................................          372,361           282,361
 Deferred income taxes .................................................................           97,809            64,772
 Other assets ..........................................................................          405,721           305,721
                                                                                             ------------      ------------
              Total current assets .....................................................        5,588,126         6,205,781
 RECEIVABLES, Net ......................................................................          445,901           515,764
 PROPERTY AND EQUIPMENT, Net ...........................................................        4,098,051         2,979,003
 GOODWILL, Net .........................................................................        4,230,220         1,511,918
 COVENANTS NOT TO COMPETE, Net .........................................................          334,917           363,117
 DEFERRED INCOME TAXES .................................................................           13,822            12,291
 OTHER ASSETS ..........................................................................          363,537           102,376
                                                                                             ------------      ------------
 TOTAL .................................................................................     $ 15,074,574      $ 11,690,250
                                                                                             ============      ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable ......................................................................     $    346,291      $    191,620
 Accrued commissions and bonuses .......................................................          373,061           230,563
 Accrued other expenses ................................................................           43,122           217,748
 Accrued income tax ....................................................................          180,210            72,791
 Accrued sales tax liability ...........................................................          208,549           140,513
 Notes payable .........................................................................          502,755             8,472
 Capital lease obligations .............................................................          113,668           125,284
                                                                                             ------------      ------------
          Total current liabilities ....................................................        1,767,656           986,991
LONG-TERM LIABILITIES:
 Notes payable .........................................................................        2,390,729            14,251
 Capital lease obligations .............................................................          211,925           265,103
 Deferred income taxes .................................................................           42,884                --
                                                                                             ------------      ------------
         Total liabilities .............................................................        4,413,194         1,266,345
                                                                                             ------------      ------------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY
 Preferred stock - $.0001 par value; authorized 5,000,000 shares; none issued ..........               --                --
 Common stock - $.0001 par value; authorized 495,000,000 shares; issued
 4,849,674 and 4,821,174 shares, outstanding 4,376,879 and 4,348,379 shares,
      respectively .....................................................................              485               482
 Paid-in capital .......................................................................       11,699,186        11,642,189
 Notes receivable for exercise of options ..............................................          (31,088)          (31,088)
 Retained earnings .....................................................................        1,260,632         1,077,626
 Accumulated other comprehensive loss, net of tax ......................................          (23,359)          (20,828)
                                                                                             ------------      ------------
          Total capital and retained earnings ..........................................       12,905,856        12,668,381
 Less cost of treasury stock (472,795 shares, common) ..................................       (2,244,476)       (2,244,476)
                                                                                             ------------      ------------
          Total stockholders' equity ...................................................       10,661,380        10,423,905
                                                                                             ------------      ------------
TOTAL ..................................................................................     $ 15,074,574      $ 11,690,250
                                                                                             ============      ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE PERIODS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                       JUNE 30,                           JUNE 30,
                                                                2001              2000              2001             2000

Net sales .............................................     $  7,140,458      $  7,004,137      $ 14,236,348     $ 14,008,073

Cost of sales .........................................        4,748,598         4,768,194         9,537,251        9,460,196
                                                            ------------      ------------      ------------     ------------

     Gross profit .....................................        2,391,860         2,235,943         4,699,097        4,547,877

Marketing, distribution and administrative expenses ...        2,087,992         2,071,476         4,407,574        3,992,245
                                                            ------------      ------------      ------------     ------------

     Income from operations ...........................          303,868           164,467           291,523          555,632

Other income (expense):

Interest and dividends, net ...........................          (28,560)           69,782             2,614          159,183

Other, net ............................................           (2,227)         (106,105)            5,682          (91,968)
                                                            ------------      ------------      ------------     ------------

     Total other income (expense) .....................          (30,787)          (36,323)            8,296           67,215
                                                            ------------      ------------      ------------     ------------

Income before taxes ...................................          273,081           128,144           299,819          622,847

Income tax expense ....................................          107,722            48,446           116,813          236,433
                                                            ------------      ------------      ------------     ------------

Net income ............................................     $    165,359      $     79,698      $    183,006     $    386,414
                                                            ============      ============      ============     ============

Net income per common share ...........................     $        .04      $        .02      $        .04     $        .09
                                                            ============      ============      ============     ============

Net income per common share - assuming dilution .......     $        .04      $        .01      $        .04     $        .06
                                                            ============      ============      ============     ============

Weighted average common shares outstanding ............        4,364,885         4,322,491         4,359,413        4,319,911
                                                            ============      ============      ============     ============

Weighted average common shares outstanding -
    assuming dilution .................................        4,704,696         5,715,513         4,677,782        6,038,590
                                                            ============      ============      ============     ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                                JUNE 30,
                                                                                         2001              2000
                                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................................................     $    183,006      $    386,414

  Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization .........................................          523,842           380,451
         Realized loss on sale of marketable securities ........................            5,414            41,817
         Deferred taxes ........................................................            9,394            19,315
         Provision for bad debts ...............................................               --             2,459
         Gain on sale of property and equipment ................................           (1,771)               --
         Changes in assets and liabilities which provided (used) cash (not including the effect of  business acquisition):
           Receivables .........................................................          (63,102)         (657,369)
           Prepaid taxes .......................................................          (90,000)               --
           Inventory ...........................................................          322,226          (229,632)
           Other assets ........................................................         (376,173)         (365,501)
           Accounts payable and accrued expenses ...............................          (59,284)         (436,368)
                                                                                     ------------      ------------
                Net cash provided by (used in) operating activities ............          453,552          (858,414)
                                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ..........................................       (1,191,351)         (575,629)
  Sales of property and equipment ..............................................            2,229                --
  Purchases of marketable securities, available for sale .......................          (50,584)       (2,309,690)
  Sales of marketable securities, available for sale ...........................        1,950,000         2,495,575
  Purchases of marketable securities, held to maturity .........................               --          (415,000)
  Maturities of marketable securities, held to maturity ........................               --           961,378
  Acquisition of business, net of cash acquired ................................       (1,149,637)               --
  Payments of acquisition costs ................................................         (333,906)               --
  Advances to affiliates .......................................................               --          (220,000)
  Repayment of receivable from affiliates ......................................           57,092                --
                                                                                     ------------      ------------
               Net cash used in investing activities ...........................         (716,157)          (63,366)
                                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes receivable for exercise of stock options .................               --             2,965
  Proceeds from issuance of common stock .......................................           57,000         1,009,142
  Purchase of treasury stock ...................................................               --        (1,466,290)
  Purchase and cancellation of other warrants ..................................               --          (175,000)
  Proceeds from note payable ...................................................          940,710                --
  Principal payment on notes payable ...........................................         (149,387)               --
  Principal payment on capital lease obligations ...............................          (64,794)          (45,102)
                                                                                     ------------      ------------
                Net cash provided by (used in) financing activities ............          783,529          (674,285)
                                                                                     ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................          520,924        (1,596,065)
CASH AND CASH EQUIVALENTS, BEGINNING ...........................................           76,687         1,662,894
                                                                                     ------------      ------------
CASH AND CASH EQUIVALENTS, ENDING ..............................................     $    597,611      $     66,829
                                                                                     ============      ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

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

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These standards prohibit the application of the pooling-of interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, companies would only adjust the carrying amount of goodwill or indefinite life intangible assets upon an impairment of the goodwill or indefinite life intangible assets. The Company recorded $106,908 and $124,409, respectively, of amortization expense related to its goodwill for the year ended December 31, 2000 and the six months ended June 30, 2001. The Company will be required to implement these standards effective January 1, 2002.

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

         Net unrealized gains, net of tax, of approximately $10,500 were included in accumulated other comprehensive income for the three months ended June 30, 2001. For the six months ended June 30,

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

         2001, accumulated other comprehensive income included net unrealized losses, net of tax, of approximately $2,500.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                       JUNE 30,        DECEMBER 31,
                                                                         2001              2000
                                                                     ------------      ------------
         Office furniture, fixtures, and equipment .............     $  3,557,932      $  3,075,661
         Vehicles ..............................................          862,722           807,317
         Leasehold improvements ................................           62,793            62,793
         Building ..............................................        1,347,452           409,853
         Land ..................................................          148,308           148,308
                                                                     ------------      ------------
                                                                        5,979,207         4,503,932
         Accumulated depreciation and amortization .............       (1,881,156)       (1,524,929)
                                                                     ------------      ------------
         Total property and equipment, net .....................     $  4,098,051      $  2,979,003
                                                                     ============      ============

         During 2000, the Company entered into a contract for the design and construction of a 23,346 square foot distribution and call center facility in Oklahoma City. The base price of the contract is approximately $1,315,000. Of this amount, approximately $980,000 for the land and building, and $400,000 for warehouse equipment will be funded through loans with a bank. As of June 30, 2001, the Company had borrowed $940,710 toward funding this project. See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion of these construction loans. At June 30, 2001, the facility was substantially complete and operational, and a grand opening is scheduled for August 29, 2001.

5.       ACQUISITION

         On January 4, 2001, the Company and one of its wholly owned subsidiaries, LifeScience Technologies Holdings, acquired LifeScience Technologies Holding Limited Partnership, LifeScience Technologies Limited, LifeScience Technologies of Japan, LST Fulfillment Limited Partnership, and LifeScience Technologies of Canada, Inc. (the "LifeScience Technologies Acquisition"). The purchase price to the Company was approximately $1.2 million cash plus $41,667 per month or 5% of LifeScience Technology product sales, whichever is greater, payable for 60 months commencing in January 2001. The seller, at its option, has the right to take shares of the Company's common stock at an option price of $3.00 per share in lieu of cash for the monthly payment. However, such option is limited to a total of 860,000 shares.

         The LifeScience Technologies Acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16 ("APB No. 16"). In accordance with APB No. 16, the Company allocated the purchase price of the LifeScience Technologies Acquisition based on the fair value of the assets acquired and liabilities assumed. Goodwill resulting from the LifeScience Technologies Acquisition is being amortized over 20 years on a straight-line basis. Our ability to amortize this goodwill will terminate effective January 1, 2002. See
         Note 2 of Notes to Condensed Consolidated Financial Statements, "Significant Accounting Policies". The purchase price allocation for the acquisition is preliminary and further refinements are likely to be made based on final valuation studies. Management does not believe that the final purchase price allocation will produce materially different results than those reflected herein. The components of the purchase price and preliminary allocation are discussed further in Note 8 of Notes to Condensed Consolidated Financial Statements, "Supplemental Disclosures of Cash Flow Information".

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

6.       NOTES PAYABLE

         Notes payable consists of the following:

                                                                                  JUNE 30,       DECEMBER 31,
                                                                                    2001             2000
                                                                                ------------     ------------
         Present value of future monthly payments for the LifeScience
           Technologies Acquisition at an interest rate of 7.5% through
           the year 2005 (1) ..............................................     $  1,934,278     $         --
         Construction loans with a bank (2) ...............................          940,710               --
         Other ............................................................           18,496           22,723
                                                                                ------------     ------------
         Total ............................................................        2,893,484           22,723
         Less:  current maturities ........................................          502,755            8,472
                                                                                ------------     ------------
         Long-term Notes Payable ..........................................     $  2,390,729     $     14,251
                                                                                ============     ============

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

                  (2) As more fully discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company has entered into a contract for the design and construction of a distribution and call center facility. This project is being funded in part by construction loans with a bank, convertible into a $980,000 term loan for the land and building, and a $400,000 loan for warehouse equipment upon completion of the project. The interest rate on both loans is the Prime Rate plus .25%, which was 6.5% as of June 30, 2001. During the construction phase of the project, interest is being paid monthly. Upon completion of construction, the converted term loan will require 60 principal payments of $23,000 plus interest payable monthly.

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

         The following is a reconciliation of the common shares used in the calculations of earnings per common share and earnings per common share
         - assuming dilution:

                                                                        INCOME           SHARES          PER SHARE
                                                                     (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                                                     -----------     -------------     ------------
         Weighted average common shares outstanding:
         For the three months ended June 30, 2001:
           Earnings per common share:
              Income available to common stockholders ..........     $    165,359        4,364,885     $        .04
                                                                                                       ============
           Earnings per common share - assuming dilution:
              Options ..........................................               --          339,811
                                                                     ------------     ------------
              Income available to common stockholders plus
                 assumed conversions ...........................     $    165,359        4,704,696     $        .04
                                                                     ============     ============     ============

         For the three months ended June 30, 2000:
           Earnings per common share:
              Income available to common stockholders ..........     $     79,698        4,322,491     $        .02
                                                                                                       ============
           Earnings per common share - assuming dilution:
              Options ..........................................               --          762,385
              Warrants .........................................               --          630,637
                                                                     ------------     ------------
              Income available to common stockholders plus
                 assumed conversions ...........................     $     79,698        5,715,513     $        .01
                                                                     ============     ============     ============

         For the six months ended June 30, 2001:
           Earnings per common share:
              Income available to common stockholders ..........     $    183,006        4,359,413     $        .04
                                                                                                       ============
           Earnings per common share - assuming dilution:
              Options ..........................................               --          318,369
                                                                     ------------     ------------
              Income available to common stockholders plus
                 assumed conversions ...........................     $    183,006        4,677,782     $        .04
                                                                     ============     ============     ============

         For the six months ended June 30, 2000:
           Earnings per common share:
              Income available to common stockholders ..........          386,414        4,319,911     $        .09
                                                                                                       ============
           Earnings per common share - assuming dilution:
              Options ..........................................               --          888,984
              Warrants .........................................               --          829,695
                                                                     ------------     ------------
              Income available to common stockholders plus
                 assumed conversions ...........................     $    386,414        6,038,590     $        .06
                                                                     ============     ============     ============

         Options to purchase 472,004 shares of common stock at exercise prices ranging from $3.00 to $6.13 per share and 120,429 shares of common stock at exercise prices ranging from $5.69 to $6.13 per share were outstanding at June 30, 2001 and 2000, respectively, but were not included in the computation of earnings per common share - assuming dilution for the three months ended because the options' exercise price was greater than the average market price of the common shares. Options to purchase 428,998 shares of common stock at exercise prices ranging from $3.00 to $6.13 per share and 40,492 shares of common stock at exercise prices ranging from $5.94 to $6.13 per share were outstanding at June 30, 2001 and 2000, respectively, but were not included in the computation of earnings per common share - assuming dilution for the six months ended because the options' exercise price was greater than the average market price of the common shares.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

         Warrants to purchase 1,874,768 shares of common stock at exercise prices ranging from $3.40 to $5.40 per share were outstanding at June 30, 2001 but were not included in the computation of earnings per common share - assuming dilution for the three or six months ended because the warrants' exercise prices were greater than the average market price of the common shares.

         Warrants to purchase 130,000 shares of common stock at an exercise price of $5.40 per share were outstanding at June 30, 2000, but were not included in the computation of earnings per common share - assuming dilution for the three months ended because the warrants' exercise price was greater than the average market price of the common shares. All outstanding warrants at June 30, 2000 were included in the computation of earnings per common share - assuming dilution for the six months ended.

8.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                ------------------------------
                                                                                    2001              2000
                                                                                ------------      ------------
         Cash paid during the period for:
              Interest ....................................................     $     81,287      $     10,482
                                                                                ============      ============
              Income taxes ................................................     $     90,000      $    951,720
                                                                                ============      ============
              Property and equipment acquired by capital lease ............     $         --      $     59,621
                                                                                ============      ============
         LifeScience Technologies Acquisition:
              Fair value of tangible net assets acquired ..................     $    797,030      $         --
              Purchase price in excess of tangible net assets acquired ....        2,508,805                --
              Present value of future payments required ...................       (2,079,438)               --
              Cash included in tangible net assets acquired ...............          (76,760)               --
                                                                                ------------      ------------
              Cash paid for acquisition, net of cash acquired .............     $  1,149,637      $         --
                                                                                ============      ============

9.       RELATED PARTIES

         During the three months ended June 30, 2001 and 2000, the Company received approximately $9,644 and $1,557, respectively, from Pre-Paid Legal Services, Inc. ("Pre-Paid Legal"), a shareholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal. During the six months ended June 30, 2001 and 2000, the Company received $11,320 and $3,038, respectively from Pre-Paid Legal. As of July 1, 2000, the Company began offering its employees access to the services provided by Pre-Paid Legal through an employee benefit option. The Company pays half the cost for each employee electing to participate in the plan. During the three and six months ended June 30, 2001, the Company paid $984 and $2,051 respectively, to Pre-Paid Legal for these services. Our Chairman of the Board and Chief Executive Officer, John W. Hail, is a director of Pre-Paid Legal.

         During the three months ended June 30, 2001 and 2000, the Company paid Jim Dungan and his wife sales commissions of $22,369 and $28,255, respectively. During the six months ended June 30, 2001 and 2000, the Company paid them sales commissions of $44,236 and $57,646, respectively. These commissions were based upon purchases by them and their downline distributors in accordance with the Company's network marketing program applicable to all independent distributors in effect at the time of the sales.

         During the three months ended June 30, 2001 and 2000, the Company paid Dennis Loney, the Company's Chief Operating Officer, and his wife sales commissions of $3,569 and $3,566, respectively. Commissions paid during the six months ended June 30, 2001 and 2000 were $6,944 and $6,929, respectively. These commissions were based upon purchases by the them and their downline distributors in accordance with the Company's network marketing program applicable to all

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

         independent distributors in effect at the time of the sales. Mr. Loney's wife is the daughter of John W. Hail.

         During the first quarter of 1998, the Company agreed to loan John W. Hail, the Chief Executive Officer, up to $250,000. Subsequently, the Company agreed to loan up to an additional $75,000. In 2000, an additional $200,000 loan was approved. On January 1, 2001, the outstanding balance on all the notes receivable from Mr. Hail were combined into one note receivable, the terms of which call for monthly installments of principal and interest. The loans and extension were unanimously approved by the board of directors. These loans are secured and bear interest at 8% per annum. As of June 30, 2001, the balance due on these loans was $537,303 including interest.

10.      COMMITMENTS AND CONTINGENCIES

         RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales continues to be dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 53.5% and 67.7% of net sales for the six months ended June 30, 2001 and 2000, respectively. One of the ingredients in the Company's AM-300 products is ephedra, an herb which contains naturally-occurring ephedrine. The Company's manufacturer uses a powdered extract of that herb when manufacturing AM-300. The Company markets AM-300 principally as an aid in weight management. The extract is an 8% extract which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. Ephedrine containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

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

         PRODUCT LIABILITY - We, like other marketers of products that are intended to be ingested, face the inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We maintain product liability insurance coverage with limits of $100,000 per occurrence and

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

         $100,000 aggregate. We generally do not obtain contractual indemnification from our product manufacturers. However, all of our product manufacturers carry product liability insurance which covers our products. We have agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by us. We also have agreed to indemnify Chemins against claims arising from claims made by our distributors for products manufactured by Chemins and marketed by us. Although no material product liability claims have been asserted against us, product liability claims could result in material losses.

         CONSTRUCTION COMMITMENT - During 2000, the Company entered into a contract for the design and construction of a 23,346 square foot distribution and call center facility in Oklahoma City. The base price of the contract is approximately $1,315,000. Of this amount, approximately $980,000 for the land and building, and $400,000 for warehouse equipment will be funded through loans with a bank. As of June 30, 2001, the Company had borrowed $940,710 toward this project. Property and liability insurance coverage is being provided by the building contractor during construction. At June 30, 2001, the facility was substantially complete and operational, and a grand opening is scheduled for August 29, 2001.


                                     ******

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Advantage Marketing Systems, Inc. and Subsidiaries

We have reviewed the accompanying condensed consolidated balance sheet of Advantage Marketing Systems, Inc. and Subsidiaries as of June 30, 2001, and the related condensed consolidated statements of income for the three-month and six-month periods then ended and cash flows for the six-month period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements, as of and for the period ended June 30, 2001, for them to be in conformity with accounting principles generally accepted in the United States of America.

We have not audited or reviewed the accompanying condensed consolidated balance sheet as of December 31, 2000 and condensed consolidated financial statements of income and cash flows for the periods ended June 30, 2000 and, accordingly, do not express an opinion or other form of assurance on them.



GRANT THORNTON LLP

Oklahoma City, Oklahoma
August 3, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We market a product line consisting of over one hundred products in three categories: weight management, dietary supplement and personal care products. These products are marketed through a network marketing organization in which independent distributors purchase products for resale to retail customers as well as for their own personal use.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of our net sales, selected results of operations for the three and six months ended June 30, 2001 and 2000. The selected results of operations are derived from our unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

                                               FOR THE THREE MONTHS ENDED                        FOR THE SIX MONTHS ENDED
                                                        JUNE 30,                                          JUNE 30,
                                     -----------------------------------------------   ---------------------------------------------
                                              2001                     2000                     2001                   2000
                                     ----------------------   ----------------------   ---------------------  ----------------------
                                        AMOUNT      PERCENT      AMOUNT      PERCENT      AMOUNT     PERCENT     AMOUNT      PERCENT
                                     ------------   -------   ------------   -------   ------------  -------  ------------   -------
Net Sales .........................  $  7,140,458    100.0%   $  7,004,137    100.0%   $ 14,236,348   100.0%  $ 14,008,073    100.0%
                                     ------------   ------    ------------   ------    ------------  ------   ------------   ------
Cost of sales:
  Commissions and bonuses .........     3,010,598     42.2       2,867,843     40.9       5,978,033    42.0      5,791,079     41.3
  Cost of products ................     1,586,452     22.2       1,579,670     22.6       3,009,255    21.1      3,020,659     21.6
  Cost of shipping ................       151,548      2.1         320,681      4.6         549,963     3.9        648,458      4.6
                                     ------------   ------    ------------   ------    ------------  ------   ------------   ------
    Total cost of sales ...........     4,748,598     66.5       4,768,194     68.1       9,537,251    67.0      9,460,196     67.5
                                     ------------   ------    ------------   ------    ------------  ------   ------------   ------
  Gross profit ....................     2,391,860     33.5       2,235,943     31.9       4,699,097    33.0      4,547,877     32.5
Marketing, distribution and
  administrative expenses .........     2,087,992     29.2       2,071,476     29.6       4,407,574    31.0      3,992,245     28.5
                                     ------------   ------    ------------   ------    ------------  ------   ------------   ------
  Income (loss) from operations ...       303,868      4.3         164,467      2.3         291,523     2.0        555,632      4.0
Other income (expense):
Interest, net .....................       (28,560)    (0.5)         69,782      1.0           2,614     0.0        159,183      1.1
Other income (expense) ............        (2,227)     0.0        (106,105)    (1.5)          5,682     0.1        (91,968)    (0.7)
                                     ------------   ------    ------------   ------    ------------  ------   ------------   ------
  Total other income (expense) ....       (30,787)    (0.5)        (36,323)    (0.5)          8,296     0.1         67,215      0.4
                                     ------------   ------    ------------   ------    ------------  ------   ------------   ------
Income before taxes ...............       273,081      3.8         128,144      1.8         299,819     2.1        622,847      4.4
Tax expense .......................       107,722      1.5          48,446      0.7         116,813     0.8        236,433      1.7
                                     ------------   ------    ------------   ------    ------------  ------   ------------   ------
Net income ........................  $    165,359      2.3%   $     79,698      1.1%   $    183,006     1.3%  $    386,414      2.7%
                                     ============   ======    ============   ======    ============  ======   ============   ======

During the three and six months ended June 30, 2001 and 2000, we experienced increases in net sales compared to the preceding year. The increases were principally the result of expansion of our network of independent distributors and increased sales of our weight management, dietary supplement and personal care products. We expect to continue to expand our network of independent distributors, which may result in increased sales volume. However, there is no assurance that increased sales volume will be achieved through expansion of our network of independent distributors or that, if sales volume increases, we will realize increased profitability.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Our net sales during the three months ended June 30, 2001 increased by $136,321, or 1.9%, to $7,140,458 from $7,004,137 during the three months ended June 30, 2000. The increase was principally attributable to expansion of our network of independent distributors. Second quarter 2001 enrollments into the distributor base totaled 3,278 new distributors.

Our cost of sales during the three months ended June 30, 2001 decreased by $19,596, or 0.4%, to $4,748,598 from $4,768,194 during the same period in 2000.
This decrease was attributed to:

    o An increase of $142,755 in distributor commissions and bonuses due to the increased level of sales;

    o An increase of $6,782 in the cost of products sold due to the increased level of sales; and

    o A decrease of $169,133 in shipping expenses primarily due to the implementation of billing the customer a portion of shipping costs.

Total cost of sales, as a percentage of net sales, decreased to 66.5% during the three months ended June 30, 2001 from 68.1% during the same period in 2000, due to an increase in distributor commissions and bonuses as a percentage of net sales to 42.2% from 40.9%, a decrease in cost of products sold as a percentage of net sales to 22.2% from 22.6% and a decrease in cost of shipping to 2.1% of net sales from 4.6%. This resulted in an increase in gross profit of $155,917, or 7.0%, to $2,391,860 for the three months ended June 30, 2001 from $2,235,943 for the same period in 2000.

Marketing, distribution and administrative expenses increased $16,516, or 0.8%, to $2,087,992 during the three months ended June 30, 2001, from $2,071,476 during the same period in 2000. This increase was primarily attributable to:

    o        A decrease in promotion costs of approximately $430,000;

    o An increase in staffing and related payroll costs of approximately $151,000 necessary to support our expected increase in sales activity and improve internal programs;

    o Non-recurring expenses of approximately $29,000 related to the operation of the LifeScience Technologies Florida offices and LifeScience Technologies California warehouse in January and February of 2001 which facilities have now been closed, plus the transition costs related to the LifeScience Technologies acquisition in January, 2001;

    o An increase in depreciation and amortization expense of approximately $88,000, including amortization of goodwill resulting from the LifeScience Technologies acquisition in the amount of $31,360, as well as higher levels of activity and corresponding increases in other variable costs, such as postage, telephone, newsletters, bank card service charges and supplies;

    o An increase in contract services of $129,000 incurred to supplement the Company's technical staff during the LifeScience Technologies acquisition transition; and

    o An increase in insurance expense of $74,000 due to policy premium increases on general liability and director and officer insurance.

The marketing, distribution and administrative expenses as a percentage of net sales decreased to 29.2% during the three months ended June 30, 2001 from 29.6% during the same period in 2000.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Our net sales during the six months ended June 30, 2001 increased by $228,275, or 1.6%, to $14,236,348 from $14,008,073 during the six months ended June 30, 2000. The increase was principally attributable to expansion of our network of independent distributors.

Our cost of sales during the six months ended June 30, 2001 increased by $77,055, or 0.8%, to $9,537,251 from $9,460,196 during the same period in 2000.
This increase was attributed to:

    o An increase of $186,954 in distributor commissions and bonuses due to the increased level of sales;

    o A decrease of $11,404 in the cost of products sold due to the consolidation of product lines in the first quarter of 2001; and

    o A decrease of $98,495 in shipping expenses primarily due to the implementation of billing the customer a portion of shipping costs.

Total cost of sales, as a percentage of net sales decreased to 67.0% during the six months ended June 30, 2001, from 67.5% during the same period in 2000, due to an increase in distributor commission and bonuses as a percentage of net sales to 42.0% from 41.3%, a decrease in cost of products sold as a percentage of net sales to 21.1% from 21.6% and a decrease in cost of shipping to 3.9% of net sales from 4.6%. This resulted in an increase in gross profit of $151,220, or 3.3%, to $4,699,097 for the six months ended June 30, 2001 from $4,547,877 for the same period in 2000.

Marketing, distribution and administrative expenses increased $415,329, or 10.4%, to $4,407,574 during the six months ended June 30, 2001, from $3,992,245 during the same period in 2000. This increase was primarily attributable to:

     o    A decrease in promotion costs of approximately $657,000;

     o An increase in staffing and related payroll cost of approximately $398,000 necessary to support our expected increase in sales activity and improve internal programs;

     o Non-recurring expenses of approximately $244,000 related to the operation of the LifeScience Technologies Florida offices and LifeScience Technologies California warehouse in January and February of 2001 which facilities have now been closed, plus the transition costs related to the LifeScience Technologies acquisition in January 2001;

     o An increase in depreciation and amortization expense of approximately $151,000, including amortization of goodwill resulting from the LifeSicence Technologies acquisition in the amount of $62,720, as well as higher levels of activity and corresponding increases in other variable costs, such as postage, telephone, newsletters, bank card service charges and supplies;

     o An increase in contract services of $181,000 incurred to supplement the company's technical staff during the LifeScience Technologies acquisition transition; and

     o An increase in insurance expense of $140,000 due to policy premium increases on general liability and director and officer insurance.

The marketing, distribution and administrative expenses as a percentage of net sales increased to 31.0% during the six months ended June 30, 2001 from 28.5% during the same period in 2000.

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

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These standards prohibit the application of the pooling-of interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, companies would only adjust the carrying amount of goodwill or indefinite life intangible assets upon an impairment of the goodwill or indefinite life intangible assets. The Company recorded $106,908 and $124,409, respectively, of amortization expense related to its goodwill for the year ended December 31, 2000 and the six months ended June 30, 2001. The Company will be required to implement these standards effective January 1, 2002.

SEASONALITY

No pattern of seasonal fluctuations exists due to the growth patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

COMMITMENTS AND CONTINGENCIES

RECENT REGULATORY DEVELOPMENTS - A significant portion of our net sales continues to be dependent upon our AM-300 product. Our net sales of AM-300 represented 53.5% and 67.7% of net sales for the six months ended June 30, 2001 and 2000, respectively. One of the ingredients in our AM-300 products is ephedra, an herb which contains naturally-occurring ephedrine. Our manufacturer uses a powdered extract of that herb when manufacturing AM-300. We market AM-300 principally as an aid in weight management. The extract is an 8% extract which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. Ephedrine containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

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

PRODUCT LIABILITY - We, like other marketers of products that are intended to be ingested, face the inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We maintain product liability insurance coverage with limits of $100,000 per occurrence and $100,000 aggregate. We generally do not obtain contractual indemnification from our product manufacturers. However, all of our product manufacturers carry product liability insurance which covers our products. We have agreed to indemnify Tinos, L.L.C., the licensor of Choc-Quilizer, against any product liability claims arising from the Choc-Quilizer product marketed by us. We also have agreed to indemnify Chemins against claims arising from claims made by our distributors for products manufactured by Chemins and marketed by us. Although no material product liability claims have been asserted against us, product liability claims could result in material losses.

CONSTRUCTION COMMITMENT - During 2000, we entered into a contract for the design and construction of a 23,346 square foot distribution and call center facility in Oklahoma City. The base price of the contract is approximately $1,315,000. This project is being funded in part by construction loans with a bank which are convertible into a $980,000 term loan for the land and building, and a $400,000 term loan for the warehouse equipment upon completion of the project. As of June 30, 2001, we had borrowed $940,710 on these loans. The interest rate on the loans is the Prime Rate plus .25%, 6.5% as of June 30, 2001. During the construction phase of the project, interest is being paid monthly. Upon completion of construction, the converted term loan will require 60 principal payments of $23,000 plus interest payable monthly. Property and liability insurance coverage is being provided by the building contractor during construction. At June 30, 2001, the facility was substantially complete and operational, and a grand opening is scheduled for August 29, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, we had working capital of $3,820,470, compared to $5,218,790 at December 31, 2000. We believe our cash and cash equivalents, current marketable securities, cash flows from operations and expected cash flows from financing activities will be sufficient to fund our working capital and capital expenditure needs over the next 12 months. During the six months ended June 30, 2001, net cash provided by operating activities was $453,552, net cash used in investing activities was $716,157 and net cash provided by financing activities was $783,529. This represented a net increase in cash during this period of $520,924. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses as well as construction costs associated with our call center and the cost of payments related to the LifeScience Technologies acquisition.

On January 4, 2001, the Company and one of its wholly owned subsidiaries, LifeScience Technologies Holdings, acquired LifeScience Technologies Holding Limited Partnership, LifeScience Technologies Limited, LifeScience Technologies of Japan, LST Fulfillment Limited Partnership, and LifeScience Technologies of Canada, Inc. (the "LifeScience Technologies Acquisition"). The purchase price to the Company was approximately $1.2 million cash plus $41,667 per month or 5% of LifeScience Technology product sales, whichever is greater, payable for 60 months commencing in January 2001. The seller, at its option, has the right to take shares of the Company's common stock at an option price of $3.00 per share in lieu of cash for the monthly payment. However, such option is limited to a total of 860,000 shares.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         We were sued in Feather v. LifeScience Technologies, Ltd. Case No. C10 01-422, Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida on January 16, 2001. Plaintiff alleged that LifeScience Technologies breached a contract between the parties requiring LifeScience Technologies to pay plaintiff a master distributor fee and a monthly royalty fee upon LifeScience Technologies' sales of adaptogen products. We have paid, and continue pay, the monthly royalty fee to plaintiff in accordance with his contract with LifeScience Technologies, thereby negating, in our opinion, his claim in this matter. Plaintiff has additionally alleged that LifeScience Technologies breached the contract by assigning the contract to us without his express written consent. Again, based on our view of the facts and the course of dealings between the parties, we believe this claim is meritless. We have filed a motion to dismiss or stay the case pending arbitration, which has not been ruled upon. We are in the process of negotiating appropriate amendments to the contract and settling this matter with plaintiff.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Merwin Thomas Buxton III was elected a director for a three-year term at our annual meeting held on June 23, 2001. A total of 3,396,637 shares were cast in favor of his election and no shares were cast against his election. Total abstentions were 7,703.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 15 - Letter of independent accountants as to unaudited interim financial information.

(b)      Form 8-K

         Announced that net sales for May 2001 were the highest in the Company's thirteen-year history, filed with the Commission June 1, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     ADVANTAGE MARKETING SYSTEMS, INC.
                                     (Registrant)


Dated: August 13, 2001
                                     By: /s/ REGGIE B. COOK
                                        ----------------------------------------
                                        Reggie B. Cook, Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  15                     - Letter of independent accountants as to unaudited
                           interim financial information.