Form 10QSB
period 2001-09-30
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 2001-11-02
CIK 841866

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  (X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001
                                              ------------------
                                       OR

                 ( )TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                For the transition period from         to
                                               -------    -------

Commission File Number
001-13343
----------------------

                       ADVANTAGE MARKETING SYSTEMS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Oklahoma                                     73-1323256
---------------------------------            -----------------------------------
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
                 (Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was Required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                              ---    ---

State the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                        4,409,379
---------------------------------            ----------------------------
Title of Class                               Number of Shares outstanding
                                                 At November 2, 2001

                        ADVANTAGE MARKETING SYSTEMS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001


                                Table of Contents


Part I - Financial Information..........................................................     3
Item 1. Financial Statements............................................................     3
         Condensed Consolidated Balance Sheets..........................................     3
         Condensed Consolidated Statements of Income....................................     4
         Condensed Consolidated Statements of Cash Flows................................     5
         Notes to Condensed Consolidated Financial Statements...........................     6
         Report of Independent Certified Public Accountants.............................    13
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................    14
Part II - Other Information.............................................................    19
Item 1. Legal Proceedings...............................................................    19
Item 2. Changes in Securities and Use of Proceeds.......................................    19
Item 3. Defaults Upon Senior Securities.................................................    19
Item 4. Submission of Matters to a Vote of Security Holders.............................    19
Item 5. Other Information...............................................................    19
Item 6. Exhibits and Reports on Form 8-K................................................    19



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

                         PART I -FINANCIAL INFORMATION
--------------------------------------------------------------------------------
Item 1. FINANCIAL STATEMENTS
                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


                                        ASSETS                                         SEPTEMBER 30,    DECEMBER 31,
                                                                                           2001             2000
                                                                                       -------------    ------------
                                                                                        (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents .........................................................   $     455,058    $     76,687
 Marketable securities, available for sale, at fair value ..........................       1,623,846       3,502,514
 Receivables - net of allowance of $92,931 and $157,804, respectively ..............         401,544         371,397
 Receivable from affiliates ........................................................         533,140         594,395
 Inventory .........................................................................       1,457,649       1,007,934
 Prepaid income taxes ..............................................................         397,948         282,361
 Deferred income taxes .............................................................          86,835          64,772
 Other assets ......................................................................         405,721         305,721
                                                                                       -------------    ------------
              Total current assets .................................................       5,361,741       6,205,781
 RECEIVABLES, Net ..................................................................         437,734         515,764
 PROPERTY AND EQUIPMENT, Net .......................................................       4,517,319       2,979,003
 GOODWILL, Net .....................................................................       4,203,682       1,511,918
 COVENANTS NOT TO COMPETE, Net .....................................................         320,817         363,117
 DEFERRED INCOME TAXES .............................................................          28,213          12,291
 OTHER ASSETS ......................................................................         301,913         102,376
                                                                                       -------------    ------------
 TOTAL .............................................................................   $  15,171,419    $ 11,690,250
                                                                                       =============    ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable ..................................................................   $     291,403    $    191,620
 Accrued commissions and bonuses ...................................................         373,841         230,563
 Accrued other expenses ............................................................          77,999         217,748
 Accrued income tax ................................................................         179,794          72,791
 Accrued sales tax liability .......................................................         205,354         140,513
 Notes payable .....................................................................         579,412           8,472
 Capital lease obligations .........................................................         116,946         125,284
                                                                                       -------------    ------------
          Total current liabilities ................................................       1,824,749         986,991
LONG-TERM LIABILITIES:
 Notes payable .....................................................................       2,372,759          14,251
 Capital lease obligations .........................................................         262,272         265,103
 Deferred income taxes .............................................................          62,833              --
                                                                                       -------------    ------------
         Total liabilities .........................................................       4,522,613       1,266,345
                                                                                       -------------    ------------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY
 Preferred stock - $.0001 par value; authorized 5,000,000 shares; none issued ......              --              --
 Common stock - $.0001 par value; authorized 495,000,000 shares; issued
  4,932,174 and 4,821,174 shares, outstanding 4,409,379 and 4,348,379 shares,
  respectively .....................................................................             493             482
 Paid-in capital ...................................................................      11,851,678      11,642,189
 Notes receivable for exercise of options ..........................................         (31,088)        (31,088)
 Retained earnings .................................................................       1,272,338       1,077,626
 Accumulated other comprehensive loss, net of tax ..................................         (47,139)        (20,828)
                                                                                       -------------    ------------
          Total capital and retained earnings ......................................      13,046,282      12,668,381
 Less cost of treasury stock (522,795 and 472,795 shares, respectively, common) ....      (2,397,476)     (2,244,476)
                                                                                       -------------    ------------
          Total stockholders' equity ...............................................      10,648,806      10,423,905
                                                                                       -------------    ------------
TOTAL ..............................................................................   $  15,171,419    $ 11,690,250
                                                                                       =============    ============

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                          ----------------------------   ----------------------------
                                                              2001            2000           2001            2000
                                                          ------------    ------------   ------------    ------------
Net sales .............................................   $  6,605,672    $  6,807,883   $ 20,842,020    $ 20,815,957

Cost of sales .........................................      4,198,809       4,521,392     13,736,060      13,981,588
                                                          ------------    ------------   ------------    ------------
     Gross profit .....................................      2,406,863       2,286,491      7,105,960       6,834,369

Marketing, distribution and administrative expenses ...      2,369,520       2,229,419      6,777,093       6,221,664
                                                          ------------    ------------   ------------    ------------
     Income from operations ...........................         37,343          57,072        328,867         612,705

Other income (expense):

Interest and dividends, net ...........................        (16,018)         88,915        (13,404)        248,098

Other, net ............................................          6,803           7,326         12,485         (84,642)
                                                          ------------    ------------   ------------    ------------

     Total other income (expense) .....................         (9,215)         96,241           (919)        163,456
                                                          ------------    ------------   ------------    ------------

Income before taxes ...................................         28,128         153,313        327,948         776,161

Income tax expense ....................................         16,423          57,341        133,236         293,774
                                                          ------------    ------------   ------------    ------------

Net income ............................................   $     11,705    $     95,972   $    194,712    $    482,387
                                                          ============    ============   ============    ============

Net income per common share ...........................   $        .00    $        .02   $        .04    $        .11
                                                          ============    ============   ============    ============

Net income per common share - assuming dilution .......   $        .00    $        .02   $        .04    $        .08
                                                          ============    ============   ============    ============

Weighted average common shares outstanding ............      4,393,059       4,344,578      4,369,438       4,261,011
                                                          ============    ============   ============    ============

Weighted average common shares outstanding -
    assuming dilution .................................      4,737,747       5,118,398      4,692,763       5,679,437
                                                          ============    ============   ============    ============

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                        SEPTEMBER 30,
                                                                                ----------------------------
                                                                                    2001            2000
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................................   $    194,712    $    482,387

  Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization ......................................        775,250         613,897
         Realized loss on sale of marketable securities .....................          7,844          35,461
         Deferred taxes .....................................................         14,730          66,334
         Provision for bad debts ............................................             --          20,374
         (Gain)/loss on sale of property and equipment ......................         (1,771)          3,120
         Changes in assets and liabilities which provided (used) cash (not including the effect of business acquisition):
           Receivables ......................................................         (1,959)       (647,295)
           Prepaid taxes ....................................................        (90,000)             --
           Inventory ........................................................        343,914        (111,229)
           Other assets .....................................................       (320,338)       (268,035)
           Accounts payable and accrued expenses ............................        (82,126)       (487,053)
                                                                                ------------    ------------
                Net cash provided by (used in) operating activities .........        840,256        (292,039)
                                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .......................................     (1,778,055)       (908,014)
  Sales of property and equipment ...........................................          2,229              --
  Purchases of marketable securities, available for sale ....................        (71,567)     (1,259,852)
  Sales of marketable securities, available for sale ........................      1,950,000       1,213,505
  Purchases of marketable securities, held to maturity ......................             --        (415,000)
  Maturities of marketable securities, held to maturity .....................             --         982,528
  Acquisition of business, net of cash acquired .............................     (1,149,637)             --
  Payments of acquisition costs .............................................       (371,450)             --
  Advances to affiliates ....................................................             --        (235,766)
  Repayment of receivable from affiliates ...................................         61,255              --
                                                                                ------------    ------------
               Net cash used in investing activities ........................     (1,357,225)       (622,599)
                                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes receivable for exercise of stock options ..............             --           2,965
  Proceeds from issuance of common stock ....................................        209,500       1,140,807
  Purchase of treasury stock ................................................       (153,000)     (1,606,602)
  Purchase and cancellation of other warrants ...............................             --        (175,000)
  Proceeds from note payable ................................................      1,090,811          25,549
  Principal payment on notes payable ........................................       (240,801)           (720)
  Principal payment on capital lease obligations ............................        (11,170)        (72,121)
                                                                                ------------    ------------
                Net cash provided by (used in) financing activities .........        895,340        (685,122)
                                                                                ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................        378,371      (1,599,760)
CASH AND CASH EQUIVALENTS, BEGINNING ........................................         76,687       1,662,894
                                                                                ------------    ------------
CASH AND CASH EQUIVALENTS, ENDING ...........................................   $    455,058    $     63,134
                                                                                ============    ============

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

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

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These standards prohibit the application of the pooling-of interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, companies would only adjust the carrying amount of goodwill or indefinite life intangible assets upon an impairment of the goodwill or indefinite life intangible assets. The Company recorded $106,908 and $174,261, respectively, of amortization expense related to its goodwill for the year ended December 31, 2000 and the nine months ended September 30, 2001. The Company will be required to implement these standards effective January 1, 2002.

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

         Net unrealized losses, net of tax, of approximately $23,800 were included in accumulated other comprehensive income for the three months ended September 30, 2001. For the nine months ended

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


         September 30, 2001, accumulated other comprehensive income included net unrealized losses, net of tax, of approximately $26,300.

4.       PROPERTY AND EQUIPMENT

            Property and equipment consists of the following:

                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              2001            2000
                                                                          -------------   ------------
              Office furniture, fixtures, and equipment ...............   $   4,032,613   $  3,075,661
              Vehicles ................................................         801,109        807,317
              Leasehold improvements ..................................          62,793         62,793
              Building ................................................       1,521,083        409,853
              Land ....................................................         148,308        148,308
                                                                          -------------   ------------
                                                                              6,565,906      4,503,932
              Accumulated depreciation and amortization ...............      (2,048,587)    (1,524,929)
                                                                          -------------   ------------
              Total property and equipment, net .......................   $   4,517,319   $  2,979,003
                                                                          =============   ============


         During the quarter ended September 30, 2001, the Company completed construction of a state-of-the-art distribution and call center facility in Oklahoma City. The 23,346 square foot facility has the capability of handling warehouse volumes up to $100 million in annual sales, and up to 100 employees in the call center. The Company funded this project, in part, with bank loans of $980,000 for the land and building and $110,811 for warehouse equipment. See Note 6 of Notes to Condensed Consolidated Financial Statements for further discussion of these construction loans.

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

         The LifeScience Technologies Acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16 ("APB No. 16"). In accordance with APB No. 16, the Company allocated the purchase price of the LifeScience Technologies Acquisition based on the fair value of the assets acquired and liabilities assumed. Goodwill resulting from the LifeScience Technologies Acquisition is being amortized over 20 years on a straight-line basis. Our ability to amortize this goodwill will terminate effective January 1, 2002. See
         Note 2 of Notes to Condensed Consolidated Financial Statements, "Significant Accounting Policies". The components of the purchase price allocation are discussed further in Note 8 of Notes to Condensed Consolidated Financial Statements, "Supplemental Disclosures of Cash Flow Information".

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


6.       NOTES PAYABLE

         Notes payable consists of the following:

                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                       2001            2000
                                                                                   -------------   ------------
         Present value of future monthly payments for the LifeScience
           Technologies Acquisition at an interest rate of 7.5% through
           the year 2005(1) ....................................................   $   1,844,985   $         --
         Mortgage loans with a bank(2) .........................................       1,090,811             --
         Other .................................................................          16,375         22,723
                                                                                   -------------   ------------
         Total .................................................................       2,952,171         22,723
         Less: current maturities ..............................................         579,412          8,472
                                                                                   -------------   ------------
         Long-term Notes Payable ...............................................   $   2,372,759   $     14,251
                                                                                   =============   ============

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

                  (2) As more fully discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, during the quarter ended September 30, 2001 the Company completed construction of a state-of-the-art distribution and call center facility in Oklahoma City. The 23,346 square foot facility has the capability of handling warehouse volumes up to $100 million in annual sales, and up to 100 employees in the call center. The Company funded this project, in part, with bank loans of $980,000 for the land and building and $110,811 for warehouse equipment. The interest rate on both loans is the Prime Rate plus .25%, which was 6.5% as of September 30, 2001, and requires 60 principal payments of $23,000 plus interest payable monthly.

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)



         The following is a reconciliation of the common shares used in the calculations of earnings per common share and earnings per common share
         - assuming dilution:

                                                             INCOME         SHARES        PER SHARE
                                                           (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                                           -----------   -------------    ---------
Weighted average common shares outstanding:
For the three months ended September 30, 2001:
  Earnings per common share:
     Income available to common stockholders ...........   $    11,705       4,393,059      $ .00
                                                                                            =====
  Earnings per common share - assuming dilution:
     Options ...........................................            --         344,688
                                                           -----------      ----------
     Income available to common stockholders plus
        assumed conversions ............................   $    11,705       4,737,747      $ .00
                                                           ===========      ==========      =====

For the three months ended September 30, 2000:
  Earnings per common share:
     Income available to common stockholders ...........   $    95,972       4,344,578      $ .02
                                                                                            =====
  Earnings per common share - assuming dilution:
     Options ...........................................            --         553,233
     Warrants ..........................................            --         220,587
                                                           -----------      ----------
     Income available to common stockholders plus
        assumed conversions ............................   $    95,972       5,118,398      $ .02
                                                           ===========      ==========      =====
For the nine months ended September 30, 2001:
  Earnings per common share:
     Income available to common stockholders ...........   $   194,712       4,369,438      $ .04
                                                                                            =====
  Earnings per common share - assuming dilution:
     Options ...........................................            --         323,325
                                                           -----------      ----------
     Income available to common stockholders plus
        assumed conversions ............................   $   194,712       4,692,763      $ .04
                                                           ===========      ==========      =====
For the nine months ended September 30, 2000:
  Earnings per common share:
     Income available to common stockholders ...........   $   482,387       4,261,011      $ .11
                                                                                            =====
  Earnings per common share - assuming dilution:
     Options ...........................................            --         793,593
     Warrants ..........................................            --         624,833
                                                           -----------      ----------
     Income available to common stockholders plus
        assumed conversions ............................   $   482,387       5,679,437      $ .08
                                                           ===========      ==========      =====

         Options to purchase 1,183,691 shares of common stock at exercise prices ranging from $3.00 to $6.13 per share and 352,271 shares of common stock at exercise prices ranging from $4.00 to $6.13 per share were outstanding at September 30, 2001 and 2000, respectively, but were not included in the computation of earnings per common share - assuming dilution for the three months ended because the options' exercise price was greater than the average market price of the common shares. Options to purchase 1,193,691 shares of common stock at exercise prices ranging from $3.00 to $6.13 per share and 130,914 shares of common stock at exercise prices ranging from $5.25 to $6.13 per share were outstanding at September 30, 2001 and 2000, respectively, but were not included in the computation of earnings per common share - assuming dilution for the nine months ended because the options' exercise price was greater than the average market price of the common shares.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


         Warrants to purchase 1,874,768 shares of common stock at exercise prices ranging from $3.40 to $5.40 per share were outstanding at September 30, 2001 but were not included in the computation of earnings per common share - assuming dilution for the three or nine months ended because the warrants' exercise prices were greater than the average market price of the common shares.

         Warrants to purchase 130,000 shares of common stock at an exercise price of $5.40 per share were outstanding at September 30, 2000, but were not included in the computation of earnings per common share - assuming dilution for the three and nine months ended because the warrants' exercise price was greater than the average market price of the common shares.

8.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                              NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                         ----------------------------
                                                                                              2001            2000
                                                                                         ------------    ------------
            Cash paid during the period for:
                 Interest ............................................................   $    131,055    $     16,721
                                                                                         ============    ============
                 Income taxes ........................................................   $     90,000    $    951,720
                                                                                         ============    ============
            Noncash financial and investing activities:
                 Property and equipment acquired by capital lease ....................   $         --    $    223,254
                                                                                         ============    ============
                 Reclassification of marketable securities from held to maturity
                    to available for sale ............................................   $         --    $  1,706,215
                                                                                         ============    ============
            LifeScience Technologies Acquisition:
                 Fair value of tangible net assets acquired ..........................   $    797,030    $         --
                 Purchase price in excess of tangible net assets acquired ............      2,508,805              --
                 Present value of future payments required ...........................     (2,079,438)             --
                 Cash included in tangible net assets acquired .......................        (76,760)             --
                                                                                         ------------    ------------
                 Cash paid for acquisition, net of cash acquired .....................   $  1,149,637    $         --
                                                                                         ============    ============

9.       RELATED PARTIES

         During the three months ended September 30, 2001 and 2000, the Company received approximately $2,081 and $1,484, respectively, from Pre-Paid Legal Services, Inc. ("Pre-Paid Legal"), a shareholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal. During the nine months ended September 30, 2001 and 2000, the Company received $13,400 and $4,522, respectively from Pre-Paid Legal. As of July 1, 2000, the Company began offering its employees access to the services provided by Pre-Paid Legal through an employee benefit option. The Company pays half the cost for each employee electing to participate in the plan. During the three months ended September 30, 2001 and 2000, and the nine months ended September 30, 2001, the Company paid $879, $2,672 and $2,930, respectively, to Pre-Paid Legal for these services. Our Chairman of the Board and Chief Executive Officer, John W. Hail, is a director of Pre-Paid Legal.

         During the three months ended September 30, 2001 and 2000, the Company paid Jim Dungan and his wife sales commissions of $21,874 and $27,067, respectively. During the nine months ended September 30, 2001 and 2000, the Company paid them sales commissions of $66,110 and $84,908, respectively. These commissions were based upon purchases by them and their downline distributors in accordance with the Company's network marketing program applicable to all independent distributors in effect at the time of the sales. Mr. Dungan is a former director, whose term expired in the second quarter of 2001.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


         During the three months ended September 30, 2001 and 2000, the Company paid Dennis Loney, the Company's Chief Operating Officer, and his wife sales commissions of $5,923 and $6,124, respectively. Commissions paid during the nine months ended September 30, 2001 and 2000 were $12,867 and $15,420, respectively. These commissions were based upon purchases by them and their downline distributors in accordance with the Company's network marketing program applicable to all independent distributors in effect at the time of the sales. Mr. Loney's wife is the daughter of John W. Hail.

         During the first quarter of 1998, the Company agreed to loan John W. Hail, the Chief Executive Officer, up to $250,000. Subsequently, the Company agreed to loan up to an additional $75,000. In 2000, an additional $200,000 loan was approved. On January 1, 2001, the outstanding balance on all the notes receivable from Mr. Hail were combined into one note receivable, the terms of which call for monthly installments of principal and interest. The loans and extension were unanimously approved by the board of directors. These loans are secured and bear interest at 8% per annum. As of September 30, 2001, the balance due on these loans was $533,140 including interest.

10.      COMMITMENTS AND CONTINGENCIES

         RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales continues to be dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 52.8% and 62.5% of net sales for the nine months ended September 30, 2001 and 2000, respectively. One of the ingredients in the Company's AM-300 products is ephedra, an herb which contains naturally-occurring ephedrine. The Company's manufacturer uses a powdered extract of that herb when manufacturing AM-300. The Company markets AM-300 principally as an aid in weight management. The extract is an 8% extract which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. Ephedrine containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

         On April 3, 2000, the FDA withdrew most of the provisions of its proposed rule regarding dietary supplements that contain ephedrine alkaloids. The proposed rule, which was published on September 4, 1997, would have significantly limited the Company's ability to sell AM-300 if it had been made effective. The FDA's withdrawal of the provisions removed most, but not all, of the limitations. This action was prompted largely by a report issued by the United States General Accounting Office ("GAO") in which the GAO criticized the scientific basis for the proposed rule and the FDA's evaluation of approximately 900 reports of adverse events supposedly related to the consumption of dietary supplements containing ephedrine alkaloids. The FDA made available for public inspection most of the adverse event reports on April 3, 2000.

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

         The FDA will, most likely, attempt to issue a new proposed rule with respect to dietary supplements that contain ephedrine alkaloids. However, it is uncertain what restrictions the new proposed rule might contain or when a new proposed rule will be issued. In the Company's opinion, it is unlikely that a final regulation will be issued by the FDA during 2001. Consequently, management is unable at

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


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

11.      STOCKHOLDERS' EQUITY

         During 2001, options for 111,000 shares of common stock were exercised, increasing paid-in capital $209,489. The Company also completed the purchase of 50,000 shares of treasury stock, as approved by the board of directors, increasing the cost of treasury stock $153,000.

                                     ******

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Advantage Marketing Systems, Inc. and Subsidiaries

We have reviewed the accompanying condensed consolidated balance sheet of Advantage Marketing Systems, Inc. and Subsidiaries as of September 30, 2001, and the related condensed consolidated statements of income for the three-month and nine-month periods then ended and cash flows for the nine-month period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements, as of and for the period ended September 30, 2001, for them to be in conformity with accounting principles generally accepted in the United States of America.

We have not audited or reviewed the accompanying condensed consolidated balance sheet as of December 31, 2000 and condensed consolidated financial statements of income and cash flows for the periods ended September 30, 2000 and, accordingly, do not express an opinion or other form of assurance on them.



GRANT THORNTON LLP

Oklahoma City, Oklahoma
October 24, 2001

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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of our net sales, selected results of operations for the three and nine months ended September 30, 2001 and 2000. The selected results of operations are derived from our unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

                                                FOR THE THREE MONTHS ENDED                     FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                                 SEPTEMBER 30,
                                      -------------------------------------------    ---------------------------------------------
                                               2001                   2000                    2001                     2000
                                      --------------------   --------------------    --------------------     --------------------
                                        AMOUNT     PERCENT     AMOUNT     PERCENT      AMOUNT     PERCENT       AMOUNT     PERCENT
                                      -----------  -------   -----------  -------    -----------  -------     -----------  -------
Net Sales .........................   $ 6,605,672    100.0%  $ 6,807,883    100.0%   $20,842,020    100.0%    $20,815,957    100.0%
                                      -----------  -------   -----------  -------    -----------  -------     -----------  -------
Cost of sales:
  Commissions and bonuses .........     2,949,372     44.7     2,739,650     40.2      8,927,405     42.8       8,530,728     41.0
  Cost of products ................     1,275,776     19.3     1,444,906     21.2      4,285,031     20.6       4,465,565     21.5
  Cost of shipping ................       (26,339)    (0.4)      336,836      5.0        523,624      2.5         985,295      4.7
                                      -----------  -------   -----------  -------    -----------  -------     -----------  -------
    Total cost of sales ...........     4,198,809     63.6     4,521,392     66.4     13,736,060     65.9      13,981,588     67.2
                                      -----------  -------   -----------  -------    -----------  -------     -----------  -------
  Gross profit ....................     2,406,863     36.4     2,286,491     33.6      7,105,960     34.1       6,834,369     32.8
Marketing, distribution and
  administrative expenses .........     2,369,520     35.9     2,229,419     32.8      6,777,093     32.6       6,221,664     29.9
                                      -----------  -------   -----------  -------    -----------  -------     -----------  -------
  Income (loss) from operations ...        37,343      0.5        57,072      0.8        328,867      1.5         612,705      2.9
Other income (expense):
Interest, net .....................       (16,018)    (0.2)       88,915      1.3        (13,404)    (0.1)        248,098      1.2
Other income (expense) ............         6,803      0.1         7,326      0.1         12,485      0.1         (84,642)    (0.4)
                                      -----------  -------   -----------  -------    -----------  -------     -----------  -------
  Total other income (expense) ....        (9,215)    (0.1)       96,241      1.4           (919)     0.0         163,456      0.8
                                      -----------  -------   -----------  -------    -----------  -------     -----------  -------
Income before taxes ...............        28,128      0.4       153,313      2.2        327,948      1.5         776,161      3.7
Tax expense .......................        16,423      0.2        57,341      0.8        133,236      0.6         293,774      1.4
                                      -----------  -------   -----------  -------    -----------  -------     -----------  -------
Net income ........................   $    11,705      0.2%  $    95,972      1.4%   $   194,712      0.9%    $   482,387      2.3%
                                      ===========  =======   ===========  =======    ===========  =======     ===========  =======


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Our net sales during the three months ended September 30, 2001 decreased by $202,211, or 3.0%, to $6,605,672 from $6,807,883 during the three months ended
September 30, 2000. The decrease was principally attributable to a September decrease of approximately $177,000 due to the apparent economic impact of the September 11 terrorist attacks.

Our cost of sales during the three months ended September 30, 2001 decreased by $322,583, or 7.1%, to $4,198,809 from $4,521,392 during the same period in 2000.
This decrease was attributed to:

     o An increase of $209,722 in distributor commissions and bonuses due to the implementation of including all volumes as a basis for director qualifying levels;

     o A decrease of $169,130 in the cost of products sold due to the decreased level of sales; and

     o A decrease of $363,175 in shipping expenses primarily due to the implementation of billing the customer a portion of shipping costs.

Total cost of sales, as a percentage of net sales, decreased to 63.6% during the three months ended September 30, 2001 from 66.4% during the same period in 2000, due to an increase in distributor commissions and bonuses as a percentage of net sales to 44.7% from 40.2%, a decrease in cost of products sold as a percentage of net sales to

19.3% from 21.2% and a decrease in cost of shipping to (0.4%) of net sales from 5.0%. This resulted in an increase in gross profit of $120,372, or 5.3%, to $2,406,863 for the three months ended September 30, 2001 from $2,286,491 for the same period in 2000.

Marketing, distribution and administrative expenses increased $140,101, or 6.3%, to $2,369,520 during the three months ended September 30, 2001, from $2,229,419 during the same period in 2000. This increase was primarily attributable to:

     o    A decrease in promotion costs of approximately $214,000;

     o An increase in staffing and related payroll costs of approximately $63,000 necessary to support our expected increase in sales activity and improve internal programs;

     o Non-recurring expenses of approximately $11,000 related to the transition costs related to the LifeScience Technologies acquisition in January, 2001;

     o An increase in depreciation and amortization expense of approximately $90,000, including amortization of goodwill resulting from the LifeScience Technologies acquisition in the amount of $31,360, as well as higher levels of activity and an increase of $90,000 in other variable costs, such as postage, telephone, newsletters, bank card service charges and supplies;

     o An increase in contract services of $43,000 incurred to supplement the Company's technical staff during the LifeScience Technologies acquisition transition; and

     o An increase in insurance expense of $65,000 due to policy premium increases on general liability and director and officer insurance.

The marketing, distribution and administrative expenses as a percentage of net sales increased to 35.9% during the three months ended September 30, 2001 from 32.8% during the same period in 2000.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Our net sales during the nine months ended September 30, 2001 increased by $26,063, or 0.1%, to $20,842,020 from $20,815,957 during the nine months ended
September 30, 2000. The increase was principally attributable to expansion of our network of independent distributors.

Our cost of sales during the nine months ended September 30, 2001 decreased by $245,528, or 1.8%, to $13,736,060 from $13,981,588 during the same period in
2000. This decrease was attributed to:

     o An increase of $396,679 in distributor commissions and bonuses due to the implementation of including all volumes as a basis for director qualifying levels;

     o A decrease of $180,534 in the cost of products sold due to the consolidation of product lines in the first quarter of 2001; and

     o A decrease of $461,671 in shipping expenses primarily due to the implementation of billing the customer a portion of shipping costs.

Total cost of sales, as a percentage of net sales decreased to 65.9% during the nine months ended September 30, 2001, from 67.2% during the same period in 2000, due to an increase in distributor commission and bonuses as a percentage of net sales to 42.8% from 41.0%, a decrease in cost of products sold as a percentage of net sales to 20.6% from 21.5% and a decrease in cost of shipping to 2.5% of net sales from 4.7%. This resulted in an increase in gross profit of $271,591, or 4.0%, to $7,105,960 for the nine months ended September 30, 2001 from $6,834,369 for the same period in 2000.

Marketing, distribution and administrative expenses increased $555,429, or 8.9%, to $6,777,093 during the nine months ended September 30, 2001, from $6,221,664 during the same period in 2000. This increase was primarily attributable to:

     o    A decrease in promotion costs of approximately $871,000;

     o An increase in staffing and related payroll cost of approximately $461,000 necessary to support our expected increase in sales activity and improve internal programs;

     o Non-recurring expenses of approximately $255,000 related to the operation of the LifeScience Technologies Florida offices and LifeScience Technologies California warehouse in January and February of 2001 which facilities have now been closed, plus the transition costs related to the LifeScience Technologies acquisition in January 2001;

     o An increase in depreciation and amortization expense of approximately $241,000, including amortization of goodwill resulting from the LifeScience Technologies acquisition in the amount of $94,080, as well as higher levels of activity and corresponding increases in other variable costs, such as postage, telephone, newsletters, bank card service charges and supplies;

     o An increase in contract services of $224,000 incurred to supplement the company's technical staff during the LifeScience Technologies acquisition transition; and

     o An increase in insurance expense of $206,000 due to policy premium increases on general liability and director and officer insurance.

The marketing, distribution and administrative expenses as a percentage of net sales increased to 32.6% during the nine months ended September 30, 2001 from 29.9% during the same period in 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In September 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. We adopted these standards on January 1, 2001. Implementation of SFAS No. 133, as amended by SFAS No. 138, did not have a material impact on our consolidated results of operations, financial position or cash flows.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These standards prohibit the application of the pooling-of interests method of accounting for business combinations effective September 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, companies would only adjust the carrying amount of goodwill or indefinite life intangible assets upon an impairment of the goodwill or indefinite life intangible assets. The Company recorded $106,908 and $174,261, respectively, of amortization expense related to its goodwill for the year ended December 31, 2000 and the nine months ended September 30, 2001. The Company will be required to implement these standards effective January 1, 2002.

SEASONALITY

No pattern of seasonal fluctuations exists due to the growth patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

COMMITMENTS AND CONTINGENCIES

RECENT REGULATORY DEVELOPMENTS - A significant portion of our net sales continues to be dependent upon our AM-300 product. Our net sales of AM-300 represented 52.8% and 62.5% of net sales for the nine months ended September 30, 2001 and 2000, respectively. One of the ingredients in our AM-300 products is ephedra, an herb which contains naturally-occurring ephedrine. Our manufacturer uses a powdered extract of that herb when manufacturing AM-300. We market AM-300 principally as an aid in weight management. The extract is an 8% extract which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. Ephedrine containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

On April 3, 2000, the FDA withdrew most of the provisions of its proposed rule regarding dietary supplements that contain ephedrine alkaloids. The proposed rule, which was published on September 4, 1997, would have significantly limited our ability to sell AM-300 if it had been made effective. The FDA's withdrawal of the provisions removed most, but not all, of the limitations. This action was prompted largely by a report issued by the United States General Accounting Office ("GAO") in which the GAO criticized the scientific basis for the proposed rule and the FDA's evaluation of approximately 900 reports of adverse events supposedly related to the consumption of dietary supplements containing ephedrine alkaloids. The FDA made available for public inspection most of the adverse event reports on April 3, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had working capital of $3,536,992, compared to $5,218,790 at December 31, 2000. We believe our cash and cash equivalents, current marketable securities, cash flows from operations and expected cash flows from financing activities will be sufficient to fund our working capital and capital expenditure needs over the next 12 months. During the nine months ended September 30, 2001, net cash provided by operating activities was $840,256, net cash used in investing activities was $1,357,225 and net cash provided by financing activities was $895,340. This represented a net increase in cash during this period of $378,371. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses and the payment of long-term debt obligations.

During the quarter ended September 30, 2001, the Company completed construction of a state-of-the-art distribution and call center facility in Oklahoma City. The 23,346 square foot facility has the capability of handling warehouse volumes up to $100 million in annual sales, and up to 100 employees in the call center. The Company funded this project, in part, with bank loans of $980,000 for the land and building and $110,811 for warehouse equipment. The interest rate on both loans is the Prime Rate plus .25%, which was 6.5% as of September 30, 2001, and requires 60 principal payments of $23,000 plus interest payable monthly.

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

                           PART II. OTHER INFORMATION
         ---------------------------------------------------------------

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

(b)      Form 8-K

         Announced the termination of Deloitte & Touche LLP as the Company's principal accountant, and the engagement of Grant Thornton LLP, filed with the Commission on July 17, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               ADVANTAGE MARKETING SYSTEMS, INC.
                               (Registrant)


Dated: November 2, 2001
                               By: /s/ REGGIE B. COOK
                                   ---------------------------------------------
                                   Reggie B. Cook, Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
  15      -    Letter of independent accountants as to unaudited interim
               financial information.