Form 10KSB
period 2001-12-31
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 2002-04-05
CIK 841866

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------


                                  FORM 10-KSB
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001
                              --------------------


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

                     2601 Northwest Expressway, Suite 1210W
                       Oklahoma City, Oklahoma 73112-7293
                    (Address of principal executive offices)
                                 (405) 842-0131
                          (Issuer's telephone number)
                              --------------------


         Securities registered under Section 12(b) of the Exchange Act:

          Title of each class                         Name of each exchange
          -------------------                          on which registered
                                                      ----------------------
    Common  Stock,  $0.0001  Par  Value              American Stock Exchange
Redeemable  Common  Stock  Purchase Warrants         American Stock Exchange
           1997-A  Warrants                          American Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, $0.0001 Par Value
                    Redeemable Common Stock Purchase Warrants
                                1997-A Warrants
                              --------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
subject  to  such  filing  requirements  for  the past 90 days. Yes  X   No
                                                                    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The  issuer's  revenues  for  the year ended December 31, 2001 were $28,440,920.

The aggregate market value of the issuer's common stock, $.0001 par value, held by non-affiliates of the issuer as of March 29, 2002, was $8,995,133 based on the closing sale price on that date as reported by the American Stock Exchange. As of March 29, 2002, 4,409,379 shares of the issuer's common stock, $.0001 par value, were outstanding.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                  FORM 10-KSB
                  For the Fiscal Year Ended December 31, 2001
                                TABLE OF CONTENTS

Part  I.

Item  1.     Description  of  Business                                        3

Item  2.     Description  of  Property                                       16

Item  3.     Legal  Proceedings                                              16

Item 4.      Submission of Matters to a Vote of Security Holders             16

Part  II.

Item  5.     Market for Common Equity and Related Stockholder Matters        17

Item  6.     Management's Discussion and Analysis or Plan of Operation       17

Item  7.     Financial  Statements                                           24

Item  8.     Changes In and Disagreements with Accountants on
             Accounting and Financial  Disclosure                            24

Part  III.


Item  9.     Directors, Executive Officers, Promoters and Control
             Persons; Compliance With Section 16(a) of the Exchange Act      25

Item  10.    Executive  Compensation                                         26


Item  11.    Security Ownership of certain Beneficial Owners and Management  29

Item  12.    Certain  Relationships and Related Transactions                 31

Item  13.    Exhibits  and  Reports  on Form 8-K                             31


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     Certain statements under the captions "Item 1. Description of Business," "Item 6. Management's Discussion and Analysis or Plan of Operation," and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," "expects," "may," "will," or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business and acquisition strategies; changes in the network marketing industry and changes in consumer preferences; competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness; acceptance of new product offerings; changes in, or the failure to comply with, government regulations (especially food and drug laws and regulations); our ability to obtain financing for future acquisitions and other factors.

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

     We market a product line consisting of approximately one hundred products in three categories; weight management, dietary supplement and personal care products. These products are marketed through a network marketing organization in which independent associates purchase products for resale to retail customers as well as for their own personal use.

     The associates in our network are encouraged to recruit interested people to become new associates for our products. New associates are placed beneath the recruiting associate in the "network" and are referred to as being in that associate's "downline" organization. Our marketing plan is designed to provide incentives to build, maintain and motivate an organization of recruited associates in their downline organization to maximize their earning potential. Associates generate income by purchasing our products at wholesale prices and reselling them at retail prices. They also earn bonuses on product purchases generated by the associates in their downline organization. See "--Network Marketing."

     On an ongoing basis, we review our product line for duplication and sales movement and make adjustments accordingly. As of December 31, 2001, our product line consisted of (i) nine weight management products, (ii) 38 dietary supplement products and (iii) 48 personal care products consisting primarily of skin care products. Our products are manufactured by various manufacturers pursuant to formulations developed for us and are sold to our independent associates located in all 50 states, the District of Columbia and Canada.

     We believe that our network marketing system is ideally suited to market weight management, dietary supplement and personal care products because sales of such products are strengthened by ongoing personal contact between associates and their customers. Our network marketing system appeals to a broad cross-section of people, particularly those looking to supplement family income or seeking part-time work. Associates are given the opportunity through sponsored events and training sessions to network with other associates, develop selling skills and establish personal goals. We supplement monetary incentives with other forms of recognition in order to further motivate and foster an atmosphere of excitement throughout our associate network.

Key  Operating  Strengths

     We believe the source of our success is our support of and compensation program for our associates. We provide high-quality products and a highly attractive bonus program, along with extensive training and motivational events and services. We believe that we have established a strong operating platform to support associates and facilitate future growth. The key components of this platform include the following:

     - quality products, many of which emphasize herbs and other natural ingredients to appeal to consumer demand for products that contribute to a healthy lifestyle;

     - a compensation program that permits associates to earn income from profits on the resale of products and residual income from reorder bonuses on product purchases within an associate's downline organization, as well as to participate in various non-cash awards, such as vacations offered through promotional programs;

     - a superior communications and training program that effectively and efficiently communicates with associates by utilizing new technologies and marketing techniques, as well as motivational events and training seminars, including our industry tailored TRUE Advantage Training; and

     - the employment of information technology to provide timely and accurate product order processing, weekly bonus payment processing, detailed associate earnings statements, and inventory management.

Growth  Strategy

     Our growth strategy is the expansion of our product line and network of independent associates to increase sales. An increase in the number of associates generally results in increased sales volume, and new products create enthusiasm among associates, serve as a promotional tool in selling other products, and attract new associates. Since 1995, we have introduced many new products to our product line in the weight management, dietary supplement and personal care categories, primarily through the acquisition of:

     -  Miracle  Mountain  International,  Inc.  in  May  1996;

     -  Chambre  International,  Inc.  in  January  1997;

     - the assets of Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., and Now International, Inc. in April 1997;

     - all rights, including formulations and trademarks for the ToppFast, ToppStamina and ToppFitt products from ToppMed, Inc. in July 1998; and

     - proprietary formulations and trademarks for LifeScience Technologies including the adaptogen products, Prime One and Breckman's Gold in January 2001.

     We also seek to increase sales through initiatives designed to enhance sales in our existing markets. These initiatives include increasing the number of training and motivational events and teleconferences, hiring additional associate support personnel and establishing more convenient regional support centers in targeted geographic markets.

     In addition, we seek to grow through acquisitions. The network marketing industry is fragmented, has relatively low barriers to entry, and includes a number of small marketing companies, many of which are being acquired by larger companies. Our strategy is to capitalize on these market characteristics to achieve additional growth, both in terms of associates and product line enhancement, through the acquisition of additional network marketing companies or the assets of such companies.

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

     Our growth strategy requires expanded associate services and support, increased personnel, expanded operational and financial systems and implementation of additional control procedures. There is no assurance that we will be able to manage expanded operations effectively. Furthermore, failure to implement financial, information management, and other systems and to add control procedures could have a material adverse effect on our results of operations and financial condition. Our acquisitions could involve a number of risks including:

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

     Although we intend to focus principally on the expansion of sales within the United States, we are preparing for expansion into markets in other countries. We have products approved for sale in Japan and are reviewing other countries, such as the United Kingdom, Australia, the Philippines and Taiwan. We believe there are numerous additional international markets in which our network marketing organization and products could prove successful.

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

     Over the past several years, widely publicized reports and medical research findings have suggested a correlation between the consumption of dietary supplements and the reduced incidence of certain diseases. The United States government and universities generally have increased sponsorship of research relating to dietary supplements. In addition, Congress has established the Office of Alternative Medicine within the National Institute of Health to foster research into alternative medical treatments, which may include natural remedies. Congress also recently established the Office of Dietary Supplements in the National Institute of Health to conduct and coordinate research into the role of dietary supplements in maintaining health and preventing disease.

     In addition, we believe that the aging of the United States population, together with an increased focus on preventative health care measures, will continue to result in increased demand for dietary supplement products. We believe these trends have helped fuel the growth of the dietary supplement category. To meet the increased demand for dietary supplements, we and others have introduced a number of successful dietary supplement products the past several years, including function specific products for weight loss, sports nutrition, menopause, energy and mental alertness. In addition, the use of a number of ingredients, such as chromium picolinate, shark cartilage, proanthocyanidins, citrin and colloidal minerals, have created opportunities for us and others to offer new products.

     Personal Care Products. We believe that the personal care products market is a mature category that has been historically immune to swings in the economy. Manufacturers and associates of personal care products must continually improve existing products, introduce new products and communicate product advantages to consumers. With the aging population, there appears to be a growing demand for a wide spectrum of new products in the area of skin care.

Products

      Our  product  line  consists  of  products  in  the  categories  of weight management, dietary supplements and personal care. We currently market approximately one hundred products, exclusive of variations in product size, colors or similar variations of our basic product line.

     Weight Management Category. During the years ended December 31, 2001 and 2000, 54.7% and 67.6% of our net sales were derived from the nine products in the weight management category that we market under the Advantage Marketing Systems label. The following products represent the majority of our product sales in the weight management category:

     - AM-300--A specialized blend of herbs, including an ephedra herb concentrate and chromium picolinate; and

     - AS-200--A specialized blend of herbs and nutrients in addition to citrin and chromium picolinate.

     Dietary Supplement Category. During the years ended December 31, 2001 and 2000, 38.9% and 25.3%, of our net sales were derived from the 38 products in the dietary supplement category which contain herbs, vitamins, minerals and other natural ingredients. They are sold under the Advantage Marketing Systems label. The following products represent the majority of our product sales in the dietary supplement category:

     - Prime One and Breckman's Gold--A drink containing natural adaptogens, considered to be the number one stress reliever in the world;

     - Shark Cartilage Complex--Manufactured from shark fin cartilage and a blend of curcumin, boswellia and vanadium;

     -  Colloidal  Silver--Contains  essential  elements   required  by  plants,
        animals and man that we once naturally obtained from organic soils via fruits, vegetables, nuts, grains and legumes;

     - Spark of Life--A liquid nutritional drink containing a blend of herbs, vitamins, minerals, amino acids and essential fatty acids; and

     - Chlorella--Fresh water green algae containing amino acids of protein, nucleic acids, fibers, vitamins and minerals.

     Personal Care Category. In January 1997, we expanded and improved our product line by acquiring Chambre International and its line of skin care, hair care, family care and cosmetic products. Chambre International had been marketing its products for over 24 years. During the years ended December 31, 2001 and 2000, 1.5% and 1.3% of our net sales were derived from the 48 personal care products marketed primarily under the Chambre label in the personal care category. The following products represent the majority of our product sales in the personal care category:

     - NH2 Lift System--A three-part skin-care system combining enzymatic exfoliation and isometric action to firm the skin, build muscle tone and lift the face;

     - Skin Care Collections--Include cleansing lotion, skin freshener, oatmeal scrub, night treatment, moisturizer and protein or moisture masque; and

     - Hair Care Systems--Include keratin shampoo, conditioning rinse, reconstructor, hair hold and style and set.


     Promotional Materials. We also derive revenues from the sale of various educational and promotional materials designed to aid our associates in maintaining and building their businesses. Such materials include various sales aids, informational videotapes and cassette recordings, and product and marketing brochures.

     Other Products and Services. Prior to focusing on weight management, dietary supplement and personal care products in October 1993, we marketed various packages of consumer benefit services provided by third-party providers. The only remaining benefit service we offer is a pre-paid legal service. The pre-paid legal services are provided by Pre-Paid Legal Services, Inc. This program membership represented less than 1% of our net sales during 2001 and 2000.

     New Product Identification. We expand our product line through the development and acquisition of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, our management, consultants, associates and other outside parties. Potential product acquisitions are identified in a similar manner. Prior to introducing new products, we investigate product formulation as it relates to regulatory compliance and other issues.

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

     We, like other marketers of products that are intended to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We maintain a claims made policy, with limited (excluding ephedra, 52% of our 2001 revenue) product liability insurance with coverage limits of $1,000,000 per occurrence and $4,000,000 in the aggregate. Although we do not obtain contractual indemnification, our product manufacturers carry product liability insurance which covers our products. We have agreed to indemnify Chemins Company, Inc. against claims arising from claims made by our associates for products manufactured by Chemins and marketed by us. Product liability claims in excess of insurance coverage may result in significant losses which would adversely affect product sales, results of our operations, financial condition and the value of our common stock.

     All of the items in our product line include a customer satisfaction guarantee. Within 30 days of purchase, any retail customer or associate who is not satisfied with our product for any reason may return it or any unused portion to the associate from whom it was purchased or to us for a full refund or credit toward the purchase of another product. Associates may obtain replacements from us for products returned to them by retail customers if they return such products on a timely basis. Furthermore, in most jurisdictions, we maintain a buy-back program. Under this program, we will repurchase products sold to an associate (subject to a 10% restocking charge), provided the associate resigns and returns the product in marketable condition within 12 months of original purchase, or longer where required by applicable state law or regulations. We believe this buy-back program addresses a number of the regulatory compliance issues pertaining to network marketing systems. For the years ended December 31, 2001 and 2000, the cost of products returned to us was 1% and 2% percent of gross sales.

     Our product line is distributed principally from our facilities in Oklahoma City or from our regional support centers. Products are warehoused in Oklahoma City and at selected regional support centers.

Network  Marketing

     We market our product line through independent associates in a network marketing organization. At December 31, 2001, we had approximately 71,597 "active" associates. To be considered "active" an associate must have purchased $50 in products or $15 on autoship of our products within the preceding 12 months. Our associates are independent contractors who purchase products directly from us for resale to retail consumers. Associates may elect to work on a full-time or part-time basis. We believe our network marketing system appeals to a broad cross-section of people, particularly those seeking to:

     -  supplement  family  income;

     -  start  a  home  business;  or

     - pursue employment opportunities other than conventional, full-time employment.

A  majority  of our associates therefore sell our products on a part-time basis.

      We believe that our network marketing system is ideally suited to market our product line because sales of such products are strengthened by ongoing personal contact between retail consumers and associates, many of whom use our products themselves. Sales are made through direct personal sales presentations as well as presentations made to groups in a format known as "opportunity meetings." These sales methods are designed to encourage individuals to purchase our products by informing potential customers and associates of our product line and results of personal use, and the potential financial benefits of becoming an associate. The objective of the marketing program is to develop a broad based network marketing organization within a relatively short period. Our marketing efforts are typically focused on middle-income families and individuals.

     Our network marketing program encourages individuals to develop their own downline network marketing organizations. Each new associate is either linked to:

     - the existing associate that personally enrolled the new associate into our network marketing organization; or

     -  the  existing   associate  in  the  enrolling  associate's  downline  as
        specified at  the  time  of  enrollment.

Growth of an associate's downline organization is dependent on the recruiting and enrollment of additional associates within such associate's downline organization.

     Associates are encouraged to assume responsibility for training and motivation of others within their downline organization and to conduct opportunity meetings as soon as they are appropriately trained. We strive to maintain a high level of motivation, morale, enthusiasm and integrity among the members of our network marketing organization. We believe this result is achieved through a combination of products, sales incentives, personal recognition of outstanding achievement and quality promotional materials. Under our network marketing program, associates purchase sales aids and brochures from us and assume the costs of advertising and marketing our product line to their customers as well as the direct cost of recruiting new associates. We believe that this form of sales organization is cost efficient because our direct sales expenses are primarily limited to the payment of bonuses, which are only incurred when products are sold.

     We continually strive to improve our marketing strategies, including the compensation structure within our network marketing organization and the variety and mix of products in our line, to attract and motivate associates. These efforts are designed to increase monthly product sales and the recruiting of new associates.

     To aid associates in easily meeting the monthly personal product purchase requirement to qualify for bonuses, we developed the "autoship" in 1994. Under the autoship purchasing arrangement, associates establish a standing product order for an amount in excess of $15 which is automatically charged to their credit cards or deducted from their bank accounts for goods shipped that month. At December 31, 2001, 2000, and 1999, we had approximately 27,912, 29,761, and 27,600 associates participating in the autoship.

     Growth of our network marketing organization is in part attributable to our bonus structure which provides for payment of bonuses on product purchases made by other associates in an associate's downline organization. Associates derived income from several sources:

     - First, associates earn profits by purchasing from our product line at wholesale prices (which are discounted up to 40% from suggested retail prices) and selling to customers at retail.

     - Second, associates who establish their own downline organization may earn bonuses of up to 40% on product purchases by associates within the first four levels of their downline organization.

     - Third, associates who have personally enrolled three active associates and have (i) $300 per month of autoship product purchases by personally enrolled associates on their first level and (ii) $300 per month of autoship product purchases on their second level, become directors and have the opportunity to build an additional director downline organization and receive additional bonuses of 4% on product purchases by such downline organization.

     - Fourth, associates who have personally enrolled six active associates and have (i) $600 per month of autoship product purchases by personally enrolled associates on their first level and (ii) $600 per month of autoship product purchases on their second level and have a total of $2,500 wholesale volume monthly in their downline, become silver directors and have the opportunity to build an additional silver director downline organization and receive additional bonuses of 5% on product purchases by such downline organization.

     - Fifth, silver directors who have personally enrolled 12 active associates and have (i) $1,200 per month of autoship product purchases by personally enrolled associates on their first level and (ii) $1,200 per month of autoship product purchases on their second level and have a total of $5,000 wholesale volume monthly in their downline, become gold directors and have the opportunity to receive an additional bonus of 3% on product purchases by their silver director downline organization. In addition, gold directors have the opportunity to receive generation bonuses of up to 3% on the product purchases by associates of silver director downline organizations that originate from their silver director  downline  organization  through  four  generations.

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

     Each associate in our network marketing organization has a director, a silver director, a gold director and a platinum director. Each director has a silver director, a gold director and a platinum director. Each silver director has a gold director and a platinum director. Each gold director has a platinum director. As of December 31, 2001, we had 282 silver directors, 194 gold directors and 47 platinum directors.

     Under our regional support center program, we designate associates to serve as regional support center directors and provide them special training and support. Each regional support center director functions as a product distribution center for our products. As of December 31, 2001, we had 73 regional support center directors.

     We maintain a computerized system for processing associate orders and calculating bonus payments which enable us to remit such payments promptly. We believe that prompt and accurate remittance of bonuses is vital to recruiting and maintaining associates, as well as increasing their motivation and loyalty to us. We make weekly bonus payments based upon the previous week's product purchases, while most network marketing companies only make monthly bonus payments. During 2001 and 2000, we paid bonuses to 11,814 and 11,902 associates, in the aggregate amounts of $11,403,519 and $11,271,109.

     We are committed to providing the best possible support to our associates. Associates in our network marketing organization are provided training guides and are given the opportunity to participate in our training programs. We sponsor regularly scheduled conference calls for our platinum directors which include testimonials from successful associates and satisfied customers as well as current product and promotional information. We produce a monthly newsletter which provides information on our products and network marketing system. The newsletter is designed to help recruit new associates by answering commonly asked questions and includes product information and business building information. The newsletter also provides a forum for additional recognition of associates for outstanding performance. In addition, we regularly sponsor training sessions for our associates across the United States. At these training sessions associates are provided the opportunity to learn more about our product line and selling techniques so they can build their businesses more rapidly. We produce comprehensive and attractive four color catalogues and brochures that display and describe our product line. We maintain a web page at www.amsonline.com, which provides general company information along with product line and network marketing system information.

     Furthermore, in order to facilitate our continued growth and support associate activities, we continually upgrade our management information and telecommunications systems. These systems are designed to provide, among other things, financial and operating data for management, timely and accurate product ordering, bonus payment processing, inventory management and detailed associate records. Since 1994, we have invested more than $2,327,071 to enhance our computer and telecommunications systems.

Regulation

     In the United States (as well as in any foreign markets in which we may sell our products), we are subject to laws, regulations, administrative determinations, court decisions and similar constraints (as applicable, at the federal, state and local levels) (hereinafter "regulations"). These regulations include and pertain to, among other things:

     -  the  formulation,  manufacturing,   packaging,  labeling,   advertising,
        distribution,  importation,  sale  and  storage  of  our  products;

     -  our  product  claims   and  advertising  (including  direct  claims  and
        advertising as well as claims and advertising by associates, for which we may be held responsible); and

     -  our  network  marketing  organization.

     Products. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale and storage of our products are subject to regulation by a number of governmental agencies. The federal agencies include the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. Our activities are also regulated by various agencies of the states, localities and foreign countries in which our products are or may be manufactured distributed and sold. The Food and Drug Administration, in particular, regulates the formulation, manufacturing and labeling of weight management products, dietary supplements, cosmetics and skin care products, including some of our products. Food and Drug Administration regulations require us and our suppliers to meet relevant regulatory good manufacturing practices for the preparation, packaging and storage of these products. Good manufacturing practices for dietary supplements have yet to be promulgated but are expected to be proposed. The Dietary Supplement Health and Education Act of 1994 revised the provisions of the Federal Food, Drug and Cosmetic Act concerning the composition and labeling of dietary supplements, which we believe is generally favorable to the dietary supplement industry. The Dietary Supplement Health and Education Act created a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. However, the Dietary Supplement Health and Education Act grandfathered, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement containing a new dietary ingredient and placed on the market on or after October 15, 1994 must have a history of use or other evidence establishing a basis for expected safety. Manufacturers of dietary supplements having a "structure-function" statement, must have substantiation that the statement is truthful and not misleading.

     The majority of our sales come from products that are classified as dietary supplements under the Federal Food, Drug and Cosmetic Act. The labeling requirements for dietary supplements have been set forth in final regulations with respect to labels affixed to containers beginning after March 23, 1999. These regulations include how to declare nutrient content information, and the proper detail and format required for the "supplement facts" box. During 1999, we revised our product labels in compliance with these regulations. Many states have also recently become active in the regulation of dietary supplement products. These states may require modification of labeling or formulation of certain of our products sold in these states.

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

     The FDA may attempt to issue a new proposed rule with respect to dietary supplements that contain ephedrine alkaloids. However, it is uncertain what restrictions the new proposed rule will contain or when a new proposed rule will be issued. In our opinion, it is unlikely that a final regulation will be issued by the FDA during 2002 or 2003.

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

     Product Claims and Advertising. The Federal Trade Commission and certain states regulate advertising, product claims and other consumer matters, including advertising of our products. All advertising, promotional and solicitation materials used by associates require our approval prior to use. The Federal Trade Commission has instituted enforcement actions against several dietary supplement companies for false or deceptive advertising, including the use of testimonials.

     We  provide  no  assurance  that:

     - the Federal Trade Commission will not question our past or future advertising or other operations; or

     - a state will not interpret product claims presumptively valid under federal law as illegal under that state's regulations.

     Also, our associates and their customers may file actions on their own behalf, as a class or otherwise, and may file complaints with the Federal Trade Commission or state or local consumer affairs offices. These agencies may take action on their own initiative or on a referral from associates, consumers or others. If taken, these actions may result in:

     -  entries  of  consent  decrees;

     -  refunds  of  amounts  paid  by  the  complaining  associate or consumer;

     -  refunds  to  an  entire  class  of  associates  or  customers;

     -  other  damages;  and

     -  changes  in  our  method  of  doing  business.

     A complaint based on the practice of one associate, whether or not such activities were authorized by us, could result in an order affecting some or all associates in a particular state, and an order in one state could influence courts or government agencies in other states. Enforcement proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on our results of operations or financial condition.

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

     Network  Marketing  System.  Our  network  marketing  system  is subject to federal and state laws and regulations administered by the Federal Trade Commission and various state agencies. These laws and regulations include securities, franchise investment, business opportunity and criminal laws prohibiting the use of "pyramid" or "endless chain" types of selling organizations. These regulations are generally directed at ensuring that product sales are ultimately made to consumers (as opposed to other associates) and that advancement within the network marketing system is based on sales of products, rather than investment in the company or other non-retail sales related criteria.

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

     We currently have independent associates in all 50 states, the District of Columbia and Canada. We review the requirements of various states as well as seek legal advice regarding the structure and operation of our selling organization to ensure that it complies with all of the applicable laws and regulations pertaining to network sales organizations. On the basis of these efforts and the experience of our management, we believe that we are in compliance with all applicable federal and state regulatory requirements. We have not obtained any no-action letters or advance rulings from any federal or state security regulator or other governmental agency concerning the legality of our operations, nor are we relying on a formal opinion of counsel to this effect. Accordingly, there is the risk that our network marketing system could be found to be in noncompliance with applicable laws and regulations, which could then:

     -  result  in  enforcement  action  and  imposition  of  penalties;

     -  require  modification  of  our  network  marketing  system;

     -  result  in  negative  publicity;  or

     -  have  a  negative  effect  on  associate  morale  and  loyalty.

Any of these consequences could have a material adverse effect on our sales as well as our financial condition.

     We are subject to the risk of challenges to the legality of our network marketing system by our associates, both individually and as a class. Generally such challenges would be based on claims that our network marketing system was operated as an illegal "pyramid scheme" in violation of federal securities laws, state unfair practice and fraud laws and the Racketeer Influenced and Corrupt Organizations Act.

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

     -  the  right  to  sell  a  product;  and

     - the right to receive, in return for recruiting other participants into the program, rewards that are unrelated to sales of the product to ultimate users.

Applying the KOSCOT standard in IN RE AMWAY CORP., 93 F.T.C. 618 (1979), the Federal Trade Commission determined that a company will not be classified as operating a pyramid scheme if the company adopts and enforces policies that in fact encourage retail sales to consumers and prevent "inventory loading". Inventory loading occurs when associates purchase large quantities of non-returnable inventory to obtain the full amount of compensation available under the system. In AMWAY, the Federal Trade Commission found that the marketing system of Amway Corporation did not constitute a pyramid scheme, noting the following Amway policies:

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

     We believe that our network marketing system is not classified as a pyramid scheme under the standards set forth in KOSCOT, AMWAY, and other applicable law. In particular, in most jurisdictions, we maintain an inventory buy-back program to address the problem of inventory loading. Pursuant to this program, we repurchase products sold to an associate (subject to a 10% restocking charge) provided that:

     -  the  associate  resigns;  and

     -  returns the product in marketable condition within 12 months of original
        purchase,  or   longer  where  required  by  applicable  state  law   or
        regulations.

Our literature provided to associates describes our buy-back program. In addition, pursuant to agreements with our associates, each associate represents that at least 70% of the products he or she buys will be sold to non-associates. However, as is the case with other network marketing companies, the bonuses paid by us to our associates are based on product purchases including purchases of products that are personally consumed by the downline associates. Basing bonuses on sales of personally consumed products may be considered an inventory loading purchase. Furthermore, associates' bonuses are based on the wholesale prices received by us on product purchases or, in some cases based upon the particular product purchased, on prices less than the wholesale prices.

     In the event of challenges to the legality of our network marketing system by associates, we would be required to:

     -  demonstrate  that  our  network  marketing  policies  are  enforced; and

     -  that  the   network   marketing  system  and  associates'   compensation
        thereunder serve as safeguards to deter inventory loading and encourage retail sales to the ultimate consumers.

     In WEBSTER V. OMNITRITION INTERNATIONAL, INC., 79 F.3d 776 (9th Cir. 1996), the United States Court of Appeals held that a class action brought against Omnitrition International, Inc., a multilevel marketing seller of nutritional supplements and skin care products, should be allowed to proceed to trial. The plaintiffs, former associates of Omnitrition's products, alleged that Omnitrition's selling program was an illegal pyramid scheme and claimed violations of Racketeer Influenced and Corrupt Organizations Act and several federal and state fraud and securities laws. Despite evidence that Omnitrition complied with the AMWAY standards, the court ruled that a jury would have to decide whether Omnitrition's policies, many of which apparently were similar to compliance policies adopted by us, were adequate to ensure that Omnitrition's marketing efforts resulted in a legitimate product marketing and distribution structure and not an illegal pyramid scheme. We believe that our marketing and sales programs differ in significant respects from those of Omnitrition, and that our marketing program complies with applicable law. The two most significant differences are:

     - the Omnitrition marketing plan required associates to purchase $2,000 in merchandise in order to qualify for bonuses as compared to $15 on autoship under our marketing program; and

     - the Omnitrition inventory repurchase policy was limited to products that were less than three months old as compared to one year under our inventory repurchase policy.

A  lesson  from  the  OMNITRITION  case  is  that:

     - a selling program which operates to generate only the minimum purchases necessary to qualify for bonuses is suspect; and

     - a selling program must operate to generate purchases independently of the
       payment   of   bonuses  in   order   to   have   a   legitimate   product
       marketing and distribution  structure.

We believe that our selling program operates to generate significant purchases "for intrinsic value" as demonstrated by our sales figures. During the month of December 2001, 28,052 of our associates placed a total of 30,737 orders averaging $62 in size while only a single $15 on autoship per month is necessary to qualify for bonuses. In view of the holding of the court of appeals in the OMNITRITION case, however, there is no assurance that, if challenged, we would prevail against private plaintiffs alleging violations of anti-pyramid and securities laws. A final ruling against us in such a suit could result in the imposition of a material liability against us. Moreover, even if we were successful in defending against such suit, the costs of such defense, both in dollars spent and in management time, could be material and adversely affect our operating results. In addition, the negative publicity of such a suit could adversely affect our sales and ability to attract and retain associates.

     Nutrition for Life International, Inc., one of our competitors and a multilevel seller of personal care and nutritional supplements, announced in January 1997, that it had settled class action litigation brought by associates alleging fraud in connection with the operation of a pyramid scheme. Nutrition for Life paid in excess of $3 million to settle claims brought on behalf of its associates, and related securities fraud claims brought on behalf of certain purchasers of its stock.

     We believe that our marketing program is significantly different from the program allegedly promoted by Nutrition for Life and that our marketing program is not in violation of anti-pyramid laws or regulations. Two issues in the Nutrition for Life matter were a $1,000 buy-in urged on new recruits, and the paying of commissions on product vouchers prior to the actual delivery of product. By design, our marketing program offers no incentive to anyone to make a large personal purchase nor do we use product vouchers. Actual average order size in December 2001 was $62. However, there is no assurance that claims similar to the claims brought against Nutrition for Life and other multilevel marketing organizations will not be brought against us, or that we will prevail in the event any such claims were made. Furthermore, even if we were successful in defending against any such claims, the cost of conducting such a defense, both in dollars spent and in management time, could be material and adversely affect our operating results and financial condition. In addition, the negative publicity of such a suit could adversely affect our sales and ability to attract and retain associates.

Intellectual  Property

     We use several trademarks and trade names in connection with our products and operations. As of December 31, 2001, we had 52 federal trademark registrations with the United States Patent and Trademark Office. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. Also, common law trademark rights are limited to the geographic area in which the trademark is actually used. In addition, our product formulations are not protected by patents and are not patentable. Therefore, there can be no assurance that another company will not replicate one or more of our products.

Competition

     We are subject to significant competition in recruiting associates from other network marketing organizations, including those that market products in the weight management, dietary supplement and personal care categories, as well as other types of products. There are over 300 companies worldwide that utilize network marketing techniques, many of which are substantially larger, offer a greater variety of products, and have available considerably greater financial resources than us. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining associates through an attractive bonus plan and other incentives. We believe that our bonus plan and incentive programs provide our associates with significant income potential. However, there can be no assurance that our programs for recruitment and retention of associates will continue to be successful.

     In addition, the business of marketing products in the weight management, dietary supplement and personal care categories is highly competitive. This market segment includes numerous manufacturers, other network marketing companies, catalog companies, associates, marketers, retailers and physicians that actively compete in the sale of such products. We also compete with other providers of such products, especially retail outlets, based upon convenience of purchase and immediate availability of the purchased product. The market is highly sensitive to the introduction of new products or weight management plans (including various prescription drugs) that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon the successful introduction and addition of new products to our line.

     Our network marketing competitors include small, privately held companies, as well as larger, publicly held companies with greater financial resources and greater product and market diversification and distribution. Our competitors include Shaklee Corporation, Market America, Inc., The A.L. Williams Corporation, Mary Kay Cosmetics, Inc., Amway Corporation, and Nutrition for Life International, Inc.

Employees

     As of December 31, 2001, we had 67 full-time and 20 part-time employees, consisting of four executive officers, 29 involved in administrative activities, 13 involved in marketing activities, 21 involved in customer service activities, and 20 involved in shipping activities. Our employees are not represented by a labor organization. We consider our employee relations to be good.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     We maintain our executive office in 10,003 square feet at 2601 Northwest Expressway, Suites 1210W and 1120W, Oklahoma City, Oklahoma 73112-7293. These premises are occupied pursuant to long-term leases which expire on May 31, 2003 and January 31, 2005, and which require monthly rental payments of $7,986 and $2,530. In addition we have our prior warehouse facility, at 4000 North Lindsay in Oklahoma City, under a lease expiring May 31, 2003, with monthly lease payments of $5,601. In April of 2000 we broke ground on our new warehouse and distribution facility. The 23,346 square foot, $1.3 million facility was completed in June 2001, and is subject to a mortgage. All our properties are in good condition.

ITEM  3.  LEGAL  PROCEEDINGS

     We  are  not  a  party  to  any  pending  litigation.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2001.

                                    PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     From November 6, 1997 to June 14, 1999, our common stock was traded on the Nasdaq SmallCap Market under the symbol "AMSO." On June 15, 1999, our common stock began trading on the American Stock Exchange under the symbol "AMM."

     On March 29, 2002, the closing sale price of our common stock on the American Stock Exchange was $2.04. We believe there are approximately 2,764 holders of our common stock. The following table sets forth the high and low closing sale price of our common stock on the American Stock Exchange.

                                                           Common Stock
                                                       Closing Bid Prices
                                                       ------------------
                                                           High     Low
                                                           ----     ---
     2001--Calendar  Quarter  Ended:
     March 31                                             $3.30    $2.00
     June 30                                              $3.24    $2.50
     September 30                .                        $3.06    $2.70
     December 31                                          $2.99    $2.40
     2000--Calendar  Quarter  Ended:
     March 31                                             $7.63    $5.63
     June 30                                              $6.13    $4.50
     September 30                .                        $4.69    $3.69
     December 31                                          $2.63    $2.25

No  cash  dividends  were  declared  as of December 31, 2001 or are anticipated.

Equity  Compensation  Plan  Information

                  (a)                   (b)                   (c)

                                                              Number of
                                                              securities remaining
                                                              available for future
                                                              issuance under
                  Number of securities                        equity
                  to be issued upon     Weighted-average      compensation plans
                  exercise of           exercise price of     (excluding
                  outstanding options,  outstanding options,  securities reflected
Plan Category     warrants and rights   warrants and rights   in column (a))
-------------     --------------------  --------------------  --------------------
Equity plans
approved by
security holders         883,505               $3.01                  241,495
Equity compensation
plan not approved
by security
holders                  673,250               $1.95                        -
                       ---------               -----                  -------
Total                  1,556,755               $2.16                  241,495
                       =========               =====                  =======


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto under Item 7 below.

General

     Our business and operations during the last five years have been significantly affected by the acquisitions of Miracle Mountain International, Inc. in May 1996 (the "Miracle Mountain acquisition"), Chambre International,

Inc. in January 1997 (the "Chambre acquisition"), the assets of Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., and Now International, Inc. in April 1997 (the "Stay 'N Shape International asset purchase"), ToppMed Inc. in July 1998 (the "ToppMed asset purchase") and LifeScience Technologies Inc. in January 2001 (the "LifeScience Technologies acquisition"). As a result of these acquisitions and asset purchases, we acquired 11,790 associates and added 129 products to our product line.

     Miracle Mountain Acquisition. Effective May 31, 1996, Miracle Mountain International, Inc. became one of our wholly-owned subsidiaries. Miracle Mountain was a network marketer of various third-party manufactured nutritional supplement products. In connection with the Miracle Mountain acquisition, we issued 20,000 shares of our common stock. As a result of the Miracle Mountain acquisition, we added one product to our line and 1,690 additional associates.

     Chambre Acquisition. Effective January 31, 1997, Chambre International, Inc. became one of our wholly-owned subsidiaries. Chambre International was a network marketer of various third-party manufactured cosmetic, skin care and hair care products. In connection with the Chambre acquisition, we issued 14,000 shares of our common stock. As a result of the Chambre acquisition, we added 74 products to our line, 68 in the personal care category and six in the dietary supplement category, and 2,100 additional associates.

     Stay 'N Shape International Asset Purchase. We purchased all of the assets, including the network marketing organizations, of Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., and Now International, Inc. on April 16, 1997. In connection with this asset purchase, we paid cash of $1,174,441 and issued 125,984 shares of our common stock. As a result of this asset purchase, we added 39 products to our line, 38 in the weight management and dietary supplement categories and one in the personal care category, and 3,000 additional associates.

     ToppMed Asset Purchase. On July 31, 1998, we acquired all rights, including formulations and trademarks, for the ToppFast, ToppStamina and ToppFitt products from ToppMed, Inc. for $192,000.


     LifeScience Technologies Acquisition. On January 4, 2001, we purchased the LifeScience Technologies ("LST") group of companies for $1.2 million and a five year payment of $41,667 per month or 5% of the gross sales of LifeScience Technologies products whichever is greater. The seller has the option to take up to 860,000 shares of common stock in lieu of cash at an option price of $3.00 per share. As a result of this acquisition we added 14 products and over 5,000 associates.

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

     Associate Stock Purchase Plan. On February 19, 1999, our Registration Statement, (number 333-47801) was declared effective by the Securities and Exchange Commission. Under this registration statement, we registered 5,000,000 stock purchase plan participation interests ("Participation Interests") in the Advantage Marketing Systems, Inc. 1998 Associate Stock Purchase Plan (the "Plan"). The Participation Interests will be offered to the associates of our products and services ("Eligible Persons") in lots of five Participation Interests. An Eligible Person electing to participate in the Plan (a "Participant") is entitled through purchase of the Participation Interests to purchase in the open market through the Plan, shares of our common stock. The Participation Interests are non-transferable. Other than an annual service fee of $5.00 per Participant and a transaction fee of $1.25 per month, we do not receive any proceeds from the purchase of the common stock by the Plan. The offering price of each Participation Interest is $1.00, and each Eligible Person is to be required initially to purchase a minimum of 25 Participation Interests upon electing to participate in the Plan.

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

Results  of  Operations

     The following table sets forth, as a percentage of net sales, selected results of our operations for the years ended December 31, 2001, 2000 and 1999. The selected results of operations are derived from our audited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

                                               For the Years Ended December 31,
                                               --------------------------------
                                      2001                 2000                 1999
                                      ----                 ----                 ----
                                Amount   Percent     Amount   Percent     Amount   Percent
                             ----------- -------  ----------- -------  ----------- -------
Net sales                    $28,440,920  100.0%  $26,707,936  100.0%  $22,427,551  100.0%
                             -----------  ------  -----------  ------  -----------  ------
  Cost  of  sales:
  Commissions and bonuses     11,699,293   41.1    10,973,686   41.1     9,691,239   43.2
  Cost  of  products           5,466,694   19.2     5,687,197   21.3     5,140,375   22.9
  Cost  of  shipping           2,065,162   7.3      1,268,818    4.8       779,237    3.5
                             -----------  ------  -----------  ------  -----------  ------
Total  cost  of  sales        19,231,150   67.6    17,929,701   67.1    15,610,941   69.6
                             -----------  ------  -----------  ------  -----------  ------
  Gross  profit                9,209,770   32.4     8,778,235   32.9     6,816,610   30.4
Marketing, distribution and
  administrative  expenses     9,180,793   32.3     8,057,808   30.2     5,236,938   23.4
                             -----------  ------  -----------  ------  -----------  ------
  Income  from operations         28,977    0.1       720,427    2.7     1,579,672    7.0
Other  income  (expense):
Interest and dividends, net      (31,800)  (0.1)      310,599    1.2       364,270    1.6
Other  income  (expenses)         16,841    0.0       (81,560)   (.3)        7,866      -
                             -----------  ------  -----------  ------  -----------  ------
Total other income (expense)     (14,959)  (0.1)      229,039     .9       372,136    1.7
                             -----------  ------  -----------  ------  -----------  ------
Income before income taxes        14,018    0.0       949,466    3.6     1,951,808    8.7
Income  Taxes      .               5,467    0.0       456,532    1.7       676,025    3.0
                             -----------  ------  -----------  ------  -----------  ------
Net income       .           $     8,551    0.0%  $   492,934    1.8%  $ 1,275,783    5.7%
                             ===========  ======  ===========  ======  ===========  =====

     During the years 2001, 2000 and 1999, we experienced increases in net sales compared to each preceding year. The increases were principally the result of increased sales per associate and/or expansion of our network of independent associates. In June, 2001, we began separately charging associates for shipping costs, which increased sales per associate. We expect to expand our network of independent associates, which may result in increased sales volume. However, there is no assurance that increased sales volume will be achieved through expansion of our network of independent associates, or that, if sales volume increases, we will realize increased profitability.

Comparison  of  2001  and  2000

     Our net sales during the year ended December 31, 2001, increased by $1,732,984, or 6.5%, to $28,440,920 from $26,707,936 during the year ended
December 31, 2000. During 2001, we made sales to 71,597 associates, compared to sales during 2000 to 79,500 associates. At December 31, 2001, we had approximately 69,700 "active" associates compared to approximately 76,600 at December 31, 2000. An associate is considered to be "active" if he or she has made a product purchase of $50 or more from us or is enrolled in our autoship program within the previous 12 months. Sales per associate per month increased from $28 to $33 for 2001, compared to 2000.

     Our cost of sales during 2001 increased by $1,301,449, or 7.3%, to $19,231,150 from $17,929,701 during 2000. This increase was attributable to:

     - an increase of 725,608 in associate commissions and bonuses due to increased sales;

     - a decrease of $220,503 in the cost of products sold due to the consolidation of product lines; and

     - an increase of $796,344 in shipping costs primarily due to increased shipping rates by U.P.S. and U.S. P.S..

     Total cost of sales, as a percentage of net sales increased to 67.6% during the year ended December 31, 2001, from 67.1% during the same period in 2000 due to an increase in cost of shipping to 7.3% of net sales from 4.8%, due to increased rates, partially offset by a decrease in cost of products sold to 19.2% of net sales from 21.3% due to efficiency in inventory purchasing and carrying cost.

     Our gross profit increased $431,535, or 4.9%, to $9,209,770 during 2001 from $8,778,235 during 2000. The gross profit increased as a percentage of net sales to 32.4% of net sales from 32.9%, reflected in our cost of goods sold decrease.

     Marketing, distribution and administrative expenses increased $1,122,985, or 13.9%, to $9,180,793 during the year ended December 31, 2001, from $8,057,810 during the same period in 2000. This increase was primarily attributable to:

     -  a  decrease  in  promotion  costs  of  approximately  $460,000;

     - an increase in staffing and related payroll cost of approximately $375,000 necessary to support our expected increase in sales activity and improve internal programs;

     - non-recurring expenses of approximately $255,000 related to the operation of the LifeScience Technologies California warehouse in January and February of 2001, which facilities have now been closed, plus the transition costs related to the LifeScience Technologies acquisition in January 2001;

     -  an  increase  in  depreciation and amortization expense of approximately
        $335,000,  including   amortization  of   goodwill  resulting  from  the
        LifeScience  Technologies  acquisition  in  the  amount  of  $125,440;

     - an increase in professional services cost of $120,500 due to the buyout of options;

     -  an  increase in contract services of $245,000 incurred to supplement our
        technical  staff   during  the   LifeScience  Technologies   acquisition
        transition; and

     - an increase in insurance expense of $245,000 due to policy premium increases on general liability and director and officer insurance, as well as higher levels of activity and corresponding increases in other variable costs, such as postage, telephone, newsletter, bank card service charges and supplies.

     The marketing, distribution and administrative expenses as a percentage of net sales increased to 32.3% in 2001, from 30.2% in 2000.

     Our other income (reduced by other expense) decreased by $243,998 to net other expense of $14,959 during 2001, from a net other income of $229,039 during the same period in 2000. This decrease was primarily attributable to a decrease in investment income of approximately $131,000 related to marketable securities, along with an increase in interest expense of $144,000 related to the LST note payable.

     Our income before taxes decreased $935,447, or 98.5%, to $38,019 during 2001, from $949,466 during 2000. Income before taxes as a percentage of net sales was 0.0% and 3.6% during 2001 and 2000. Income taxes during 2001 and 2000 were $5,467 and $456,532. Our net income decreased $484,383, or 98.3%, to $8,551 during 2001, from $492,934 during 2000. This decrease in net income was attributable to:

     - the decrease in interest income net of interest expense of $243,998, or 14.7%, to net other expense of $14,959 during 2001 from net other income of $229,039 during 2000;

     - the increase in the marketing, distribution and administrative expenses; and

     - the increase in gross profit of $431,535 to $9,209,770 during 2001 from $8,778,235 during 2000.

Net income as a percentage of net sales decreased to 0.0% during 2001, from 1.8% during 2000.

Comparison  of  2000  and  1999

     Our net sales during the year ended December 31, 2000, increased by $4,280,385, or 19.1%, to $26,707,936 from $22,427,551 during the year ended
December 31, 1999. The increase was principally attributable to expansion of our network of independent associates and increased sales of our weight management, dietary supplement and personal care products. During 2000, we made aggregate net sales of $26,707,936 to 79,500 associates, compared to aggregate net sales during 1999 of $22,218,379 to 63,200 associates. At December 31, 2000, we had approximately 76,600 "active" associates compared to approximately 61,200 at December 31, 1999. An associate is considered to be "active" if he or she has made a product purchase of $50 or more from us or is enrolled in our autoship program within the previous 12 months. Sales per associate per month decreased from $30 to $28 for 2000, compared to 1999.

     Our cost of sales during 2000 increased by $2,318,760, or 14.9%, to $17,929,701 from $15,610,941 during 1999. This increase was attributable to:

     - an increase of $1,282,447 in associate commissions and bonuses due to the increased level of sales and increased promotions;

     - an increase of $546,822 in the cost of products sold due to the increased level of sales and the addition of new products and marketing tools; and

     - an increase of $489,491 in shipping costs due to the increased level of sales and the effect of our modified pricing structure.

Effective April 1, 1999, we modified our pricing structure to include shipping costs in our product prices. Previously shipping costs had been calculated separately on each order and we reported shipping costs net of payments for shipping received from customers. Because our shipping costs are no longer reported net of the separately collected shipping reimbursement, our shipping cost as a percentage of sales appears to have increased. Total cost of sales, as a percentage of net sales decreased to 67.1% during the year ended December 31, 2000, from 69.6% during the same period in 1999 due to a decrease in associate commissions and bonuses as a percentage of net sales to 41.1% from 43.2%, a decrease in cost of products sold to 21.3% of net sales from 22.9% due to efficiency in inventory purchasing and carrying cost, partially offset by an increase in cost of shipping to 4.8% of net sales from 3.5%, due to UPS and USPS rate increase.

     Our gross profit increased $1,961,625, or 28.8%, to $8,778,235 during 2000 from $6,816,610 during 1999. The gross profit increased as a percentage of net sales to 32.9% of net sales from 30.4%, reflected in our cost of goods sold decrease.

     Marketing, distribution and administrative expenses increased $2,820,872, or 53.9%, to $8,057,810 during the year ended December 31, 2000, from $5,236,938 during the same period in 1999. This increase was attributable to expansion of our administrative infra-structure necessary to support increased levels of sales and increased promotional expense designed to increase sales. The number of full-time employees increased to 70 during the first quarter of 2000, 76 during the second quarter of 2000, declined to 74 during the third quarter of 2000 and declined to 72 during the fourth quarter of 2000 as compared to 53, 54, 49 and 75, during the same periods of 1999. The balance of the increase in marketing, distribution and administrative expenses resulted from the higher level of activity and corresponding increases in variable costs, including professional services, telephone, bank card service charges and equipment and vehicle repair and maintenance. The marketing, distribution and administrative expenses as a percentage of net sales increased to 30.2% during 2000, from 23.3% during 1999 due to the increased level of sales.

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

     Our income before taxes decreased $1,002,342, or 51.4%, to $949,466 during 2000, from $1,951,808 during 1999. Income before taxes as a percentage of net sales was 3.6% and 8.7% during 2000 and 1999, respectively. Income taxes during 2000 and 1999 were $456,532 and $676,025 respectively. Our net income decreased $782,849, or 61.4%, to $492,934 during 2000, from $1,275,783 during 1999. This decrease  in  net  income  was  attributable  to:

     - the decrease in interest income net of interest expense of $53,671, or 14.7%, to $310,599 during 2000 from $364,270 during 1999;

     - the increase in the marketing, distribution and administrative expenses; and

     - the increase in other expenses due to the one-time contribution of $59,500 to the OKC Memorial Fund and the approximately $51,000 realized loss on the sale of marketable securities during the second quarter of 2000.

     Net income as a percentage of net sales decreased to 1.8% during 2000, from 5.7% during 1999.

Seasonality

     No pattern of seasonal fluctuations exists due to the growth patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

Commitments  and  Contingencies

     Recent Regulatory Developments - A significant portion of our net sales continues to be dependent upon our AM-300 product. Our net sales of AM-300 represented 52.0% and 63.8% of net sales for the years ended December 31, 2001 and 2000. One of the ingredients in our AM-300 products is ephedra, an herb which contains naturally-occurring ephedrine. Our manufacturer uses a powdered extract of that herb when manufacturing AM-300. We market AM-300 principally as an aid in weight management. The extract is an 8% extract which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. Ephedrine containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

     On April 3, 2000, the FDA withdrew most of the provisions of its proposed rule regarding dietary supplements that contain ephedrine alkaloids. The proposed rule, which was published on June 4, 1997, would have significantly limited our ability to sell AM-300 if it had been made effective. The FDA's withdrawal of the provisions removed most, but not all, of the limitations. This action was prompted largely by a report issued by the GAO in which the GAO criticized the scientific basis for the proposed rule and the FDA's evaluation of approximately 900 reports of adverse events supposedly related to the consumption of dietary supplements containing ephedrine alkaloids. The FDA made available for public inspection most of the adverse event reports on April 3, 2000.

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

     The FDA may attempt to issue a new proposed rule with respect to dietary supplements that contain ephedrine alkaloids. However, it is uncertain what restrictions the new proposed rule will contain or when a new proposed rule will be issued. In our opinion, it is unlikely that a final regulation will be issued by the FDA during 2002 or 2003. Consequently, management is unable at the present time to predict the ultimate resolution of these issues, nor their ultimate impact on our results of operations or financial condition.

     Product Liability - We, like other marketers of products that are intended to be ingested, face the inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We maintain limited (excluding ephedra, 52% of our 2001 revenue) product liability insurance coverage with limits of $1,000,000 per occurrence and $4,000,000 in the aggregate. We generally do not obtain contractual indemnification from our product manufacturers. However, all of our product manufacturers carry product liability insurance which covers our products. We also have agreed to indemnify Chemins against claims arising from claims made by our associates for products manufactured by Chemins and marketed by us. A product liability claim could result in material losses.

Liquidity  and  Capital  Resources

     Our primary source of liquidity has been cash provided by sales of our common stock, marketable securities and operating activities. In 2001, we completed construction of a 23,346 square foot distribution and call center facility in Oklahoma City. This project was funded, in part, with bank loans of $980,000 for the land and building and $166,216 for the warehouse equipment. Both loans are with Bank One Oklahoma, N.A. and accrue interest at an annual of ..25% under prime rate.

     At December 31, 2001, we had working capital of $3,125,247 compared to $5,218,790 at December 31, 2000. We believe our cash and cash equivalents and cash flows from operations will be sufficient to fund our working capital needs over the next 12 months. During the year ended December 31, 2001, net cash provided by operating activities was $1,508,177, net cash used in investing activities was $1,383,960, and net cash provided by financing activities was $781,284. We had a net increase in cash during this period of $905,501, primarily as a result of the sale of certain marketable securities for the LST acquisition and the proceeds from borrowings related to the construction of our warehouse and distribution facility. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses.

      At December 31, 2001, we had marketable debt and equity securities of $1,663,650 compared to $3,502,514 at December 31, 2000. All of our securities are unrestricted investments.

     During the first quarter of 1998, we agreed to loan John W. Hail, our Chief Executive Officer and a major shareholder, up to $250,000. Subsequently we also agreed to loan up to an additional $75,000. In 2000, an additional $200,000 was approved. On January 1, 2001 the outstanding balance on all the notes plus interest were combined into one note payable in monthly installments. The loans and extension were unanimously approved by our board of directors. These loans are collateralized by stock and property, and bear interest at 8% per annum. As of December 31, 2001, the balance due on these loans plus interest was $533,035.

ITEM  7.     FINANCIAL  STATEMENTS

     Our consolidated financial statements are set forth beginning on page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 10, 2001, upon the recommendation of our audit committee and with the approval of our board of directors, we dismissed our principal accountant, Deloitte & Touche LLP, in order to institute certain cost saving measures. On the same date, we engaged Grand Thornton LLP as our principal accountant.

     At no time did any report by Deloitte & Touche on our financial statements contain an adverse opinion or a disclaimer of opinion; nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles.

Also, at no time did we have any disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused Deloitte & Touche to reference the subject matter of the disagreement in connection with their report on our financial statements.

     We have not consulted with Grant Thornton during our two most recent fiscal years and any subsequent interim period prior to engaging Grant Thornton regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event, as those terms are defined in Item 304(a) of Regulation S-K.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Our  Directors  and  Executive  Officers

     Pursuant to our bylaws, our directors are divided into three classes. Class I directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 2003. Class II directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 2004. Class III directors hold office initially for a term expiring at the annual meeting of shareholders to be held in 2002. Each director will hold office for the term elected and until his successor is duly elected and qualified. At each annual shareholders meeting, the successor to a member of the class of directors whose term expires at such meeting is elected to hold office for a term expiring at the annual meeting of shareholders held in the third year following the year of his election. Executive officers are elected by our board of directors and serve at our discretion. The following table sets forth certain information with respect to our executive officers and directors.

         Name               Age                Position with Us
         ----               ---                ----------------
John  W. Hail(1)(2)(5)       71     Chairman of the Board, Chief Executive
                                      Officer  and  Director
Craig  Case                  47     President
Dennis  Loney(5)             47     Chief  Operations  Officer
Reggie  Cook(1)              47     Chief  Financial  Officer,  Secretary  and
                                    Treasurer
R. Terren (Terry) Dunlap(3)  57     Director  and  Member  of  Audit  Committee
Harland C. Stonecipher(4)    63     Director  and  Member  of Audit Committee
M. Thomas Buxton III(2)      52     Director  and  Member  of  Audit Committee

--------------------------

(1)  Member  of  the  Stock  Option  Committee.
(2)  Term  as  a  Director  expires  in  2004.
(3)  Term  as  a  Director  expires  in  2003.
(4)  Term  as  a  Director  expires  in  2002.
(5)  Mr.  Loney  is  the  son-in-law  of  Mr.  Hail.

      John W. Hail is our founder and has served as our Chief Executive Officer and Chairman of the Board of Directors since our inception in June 1988. During 1987 and through May 1988, Mr. Hail served as Executive Vice President, Director and Agency Director of Pre-Paid Legal Services, Inc., a public company engaged in the sale of legal services contracts, and also served as Chairman of the Board of Directors of TVC Marketing, Inc., the exclusive marketing agent of Pre-Paid Legal Services, Inc. Since 1998, Mr. Hail has served as a Director of
Pre-Paid Legal Services, Inc. In March 1999, Mr. Hail became a director of DuraSwitch Industries, Inc., a company that developes and distributes electronic switches.

     R. Terren Dunlap is Director and Chief Executive Officer for Ultra-Scan Corp, a privately-held high-tech biometrics security company. Mr. Dunlap joined Ultra-Scan in January 2002, previously having served as Chief Executive Officer for Duraswitch Industries, Inc., a company he co-founded in 1997. From 1983 to

March 1994, Mr. Dunlap served as Chairman and Chief Executive Office of Go-Video, Inc. (later called Sensory Science Corp.), a publicly held manufacturer of consumer electronic video products that he also founded. From April 1994 to October 1999, Mr. Dunlap served as a consultant to Sensory Science Corp, which has since been sold to SONICblue Incorporated. Mr. Dunlap currently serves as Chairman of the Board for Duraswitch and as director for Winland Electronics, Inc.

     Harland C. Stonecipher has served as one of our directors since August 1995. Mr. Stonecipher has been Chairman of the Board and Chief Executive Officer of Pre-Paid Legal Services, Inc. since its inception in 1972.

     M. Thomas Buxton III has served as one of our directors since June 2001. Mr. Buxton has practiced as a CPA in the Oklahoma City area and has been a shareholder in Buxton and Cloud, CPA's since 1982. He also serves as Chief Financial Officer of Sooner Holdings, Inc. Mr. Buxton is a serving lieutenant colonel in the Untied States Army Reserve.

     Craig Case has served as President of AMS since December 2001. Previously, Mr. Case founded and managed the direct selling division of FranklinCovey, an international consulting firm. Mr. Case also served for two years as an exclusive consultant to Internet direct sales companies.

     Dennis Loney is Chief Operations Officer. Mr. Loney has served as Vice President since July 1995. Prior to his current position, Mr. Loney served as the Vice President of Administration of TVC Marketing, Inc. Mr. Loney brings over 20 years of business and 14 years of network marketing experience.

     Reggie Cook has served as Vice President and Chief Financial Officer since November 2000. From 1994 to 2000, Mr. Cook served as Chief Financial Officer of Sequoiah Fuels Corporation, a former subsidiary of Kerr McGee Corporation.

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

     Based solely on our review of the copies of the forms we received covering purchase and sale transactions in our equity securities during 2001, we believe that each person who, at any time during 2001 was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2001.

ITEM  10.     EXECUTIVE  COMPENSATION

     The following Summary Compensation Table sets forth certain information relating to compensation for services rendered during the years ended December 31, 2001, 2000 and 1999, paid to or accrued for John W. Hail, our Chief Executive Officer and each of our executive officers whose 2001 salary and bonus, pursuant to a recurring arrangement, exceed $100,000.

                                                                          Long-Term
                                                                    Compensation Awards
                                                                    -------------------
                                                                   Securities   Exercise
                                          Annual Compensation       Underlying   Or Base
                                          -------------------
Name and Principal Position       Year  Salary (1)  Bonus   Other     Options     Price
---------------------------       ----  ----------  -----   -----   ----------  --------
John W. Hail                      2001  $315,506    $  -    $  -     100,000       $2.65
  Chief Executive Officer         2000  $281,640    $  -    $  -         -         $  -
                                  1999  $236,801    $  -    $  -         -         $  -

Reggie  Cook                      2001  $194,700    $  -    $  -      50,000       $2.65
  Vice President and
  Chief  Financial                2000  $  -        $  -    $  -         -         $  -
  Offcier                         1999  $  -        $  -    $  -         -         $  -

Dennis Loney                      2001  $158,700    $  -    $  -      50,000       $2.65
  Vice President and
  Chief  Operating                2000  $  -        $  -    $  -         -         $  -
  Officer                         1999  $  -        $  -    $  -         -         $  -

(1) Dollar value of base salary earned during the year, including the use of automobiles for Messrs. Hail, Cook, and Loney, the value of which is included in their annual compensation.

Aggregate  Option  Grants  and  Exercises  in  2001  and  Year End Option Values

     Stock Options and Option Values. The following table set forth information related to the grant of stock options during 2001.

                                        Stock Options Granted
                                             Percentage of
                            Number of        Total Options
                             Shares            Granted to
                           Underlying         Employees in     Exercise  Expiration
                             Options              2001           Price      Date
                           -----------  ---------------------  --------  -----------
John W. Hail   .             100,000               26%          $2.65     May 7, 2006
Chief Executive Officer

Reggie  Cook    .             50,000               13%          $2.65     May 7, 2006
Vice  President and
Chief Financial Officer

Dennis Loney                  50,000               13%          $2,65     May 7, 2006
Vice  President and
Chief Operating Officer

     Aggregate Stock Option Exercises in 2001 and Year End Option Values. The following table sets forth information related to the exercise of stock options during 2001 and the number and value of options held by the named executive officers at December 31, 2001.

             Stock Option Exercises and Year End Option Value Table
                                                                                Value of Unexercised
                                                  Number of Unexercised            In-the-Money
                             Shares                     Options as of              Options as of
                           Acquired on   Value        December 31, 2001         December 31, 2001(1)
                                                      -----------------         --------------------
                            Exercise    Realized  Exercisable  Unexercisable  Exercisable Unexerciable
                           -----------  --------  -----------  -------------  ----------- ------------
John W. Hail   .                -         $  -     575,000(2)        -         $286,250      $  -
Chief Executive Officer

Reggie  Cook    .               -         $  -      76,119           -         $  -          $  -
Vice  President and
Chief Financial Officer

Dennis Loney                    -         $  -      64,100           -         $  -          $  -
Vice  President and
Chief Operating Officer

(1) The closing sale price of our common stock as reported on the American Stock Exchange on December 31, 2001 was $2.55. The per-share value is calculated based on the applicable closing price per share, minus the exercise price, multiplied by the number of shares of our common stock underlying the options.
(2) Includes 225,000 options given by John Hail as a gift to certain members of his family in 1995.

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

Stock  Option  Plan

     We established the Advantage Marketing Systems, Inc. 1995 Stock Option Plan in June 1995. This plan provides for the issuance of incentive stock options with or without stock appreciation rights and nonincentive stock options with or without stock appreciation rights to our employees and consultants, including employees who also serve as a director. The total number of shares of our common stock authorized for issuance under this stock option plan is 1,125,000. As of March 29, 2002, options to purchase a total of 883,505 shares of our common stock have been granted under the plan of which 810,838 were outstanding. Outstanding options are exercisable for $1.75 to $6.13 per share and expire May 2002 through May 2007. Also, at March 29, 2002, there were outstanding stock options and warrants (in addition to the 1997-A warrants, the redeemable common stock purchase warrants and the underwriter warrants) exercisable for the purchase of 673,250 shares of our common stock granted outside of the plan.

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

     - any transaction from which the director derived an improper personal benefit; or

     -  violations  of  federal  securities  laws.

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

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table presents certain information as to the beneficial ownership of our common stock as of March 29, 2002, of:

     - each person who is known to us to be the beneficial owner of more than 5% of our common stock;

     -  each  of  our  directors  and  named  executive  officers;

     -  our  executive  officers  and  directors  as  a  group;  and

     -  their  percentage  holdings  of  our outstanding shares of common stock.

For purposes of the following table, the number of shares and percent of ownership of our outstanding common stock that the named person beneficially owned at March 29, 2002, includes shares of our common stock that such person has the right to acquire within 60 days of this date of this form 10-KSB, upon exercise of options and warrants. However, such shares are not included for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

                                                             Common Stock
                                                             ------------
                                                         Shares      Percent of
                                                      Beneficially     Shares
Name and Address of Beneficial Owner                      Owned      Outstanding
------------------------------------                  ------------   -----------
John W. Hail(1)(2)                                  .     699,625       15.9%
Harland C. Stonecipher(3)                                 180,768        4.1%
R. Terren Dunlap(1)                                        17,500     .   .4%
M. Thomas Buxton, III (1)                                       -          -
Reggie B. Cook(1)                                    .     76,716        1.7%
Dennis P. Loney(1)(4)                                     190,426        4.3%

Executive  Officers  and  Directors  as  a  group
  (six persons)                                   .     1,222,727       27.7%

--------------------------------------

(1) A director or an executive officer with a business address of 2601 Northwest Expressway, Suite 1210W, Oklahoma City, Oklahoma 73112-7293.

(2)  The  number  of  shares  and  each  percentage  presented  includes:

     - 350,000 shares of our common stock that are subject to currently exercisable stock options, 100 shares of our common stock subject to currently exercisable 1997-A warrants and 1,100 shares of our common stock that are subject to currently exercisable redeemable common stock purchase warrants held by Mr. Hail;

     - 29,663 shares of our common stock and 1,000 shares of our common stock that are subject to currently exercisable redeemable common stock purchase warrants owned by corporations controlled by Mr. Hail; and

     - 4,846 shares of our common stock and 1,000 shares of our common stock that are subject to currently exercisable redeemable common stock purchase warrants held by Helen Hail, wife of Mr. Hail, with respect to which Mr. Hail disclaims any beneficial interest.

(3) Mr. Stonecipher is a director with a business address of 321 East Main Street, Ada, Oklahoma 74820, and Chairman of the Board and Chief Executive Officer of Pre-Paid Legal Services, Inc. The number of shares consist of and each percentage presented is based upon 180,768 shares of our outstanding common stock held by Pre-Paid Legal Services, Inc., which may be deemed to be beneficially owned by Mr. Stonecipher.

(4)  The  number  of  shares  and  each  percentage  presented  includes:

     - 89,725 shares of our common stock that are subject to currently exercisable stock options held by Mr. Loney; and

     - 79,000 shares of our common stock that are subject to currently exercisable stock options held by Denise Loney, wife of Mr. Loney, with respect to which Mr. Loney disclaims any beneficial ownership.

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

     During 2001 and 2000, we received approximately $15,231 and $5,931, from Pre-Paid Legal Services, Inc., a shareholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal. As of July 1, 2000, we began offering our employees access to the services provided by Pre-Paid Legal through an employee benefit option. We pay half the cost for each employee electing to participate in the plan. During 2001 and 2000, we paid $7,593 and $5,157, to Pre-Paid Legal for these services. Our Chairman of the Board and Chief Executive Officer, John W. Hail, is a director of Pre-Paid Legal and the Chairman of the Board and Chief Executive Officer of Pre-Paid Legal, Harland Stonecipher, is our director.

     During the first quarter of 1998, we agreed to loan John W. Hail, the Chief Executive Officer and a major shareholder, up to $250,000. Subsequently, we agreed to loan up to an additional $75,000. In 2000, an additional $200,000 was approved. On January 1, 2001 the outstanding balance on all the notes were combined into one note payable in monthly installments. The loans and extension were unanimously approved by our board of directors. These loans are collateralized by stock and property, and bear interest at 8% per annum. As of December 31, 2001, the balance due on these loans plus interest was $533,035.

     During 2000, we made advances totaling $50,424 to Dennis Loney, our Chief Operating Officer. The advances were due April 28, 2004, and were paid in full by Mr. Loney as of February 2001. Also during 2001 and 2000, we paid Mr. Loney and his wife sales commissions of $38,028 and $24,709, respectively. These commissions were based upon purchases by them and their downline associates in accordance with our network marketing program applicable to all independent associates in effect at the time of the sales. Mr. Loney's wife is the daughter of John W. Hail.


On  December  17,  1996,  we  adopted  policies  that:

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

Our board of directors is comprised of four members, three of which, R. Terren Dunlap, Harland C. Stonecipher and M. Thomas Buxton III are independent directors.

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

    10.3       *  The  Advantage Marketing Systems, Inc.  1998  Associate  Stock
                  Purchase Plan, incorporated by reference to Amendment No. 1 to Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on October 7, 1998.

    10.4 The form of Advantage Marketing Systems, Inc. 1998 Associate Stock Purchase Plan Stock Purchase Agreement, incorporated by reference to Amendment No. 1 to Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on October 7, 1998.

    10.5 Purchase and Assignment Agreement by and among Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., GHI Holdings, Inc., LifeScience Technologies, Inc. and RMS Limited Partnership, dated as of January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

    10.6 Promissory Note dated January 3, 2001, to RMS Limited Partnership by Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., LifeScience Technologies Holdings Limited Partnership, LifeScinece Technologies Holdings, Inc., LifeScience Technologies of Japan and LST Fulfillemnt Limited Partnership, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

    10.7 Stock Option Agreement of Advantage Marketing Systems dated January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

    21 Subsidiaries, incorporated by reference to Form 10-K filed with the Commission on April 17, 2001.

    23.1 Consent of Grant Thornton LLP and Deloitte & Touche LLP, filed herewith.

    23.2          Consent of Deloitte & Touche, LLP, filed herewith.

     *            Designates  a  compensatory  plan.

   (b)            Reports  on  Form  8-K.

                  None

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       REGISTRANT:
                                       ADVANTAGE  MARKETING  SYSTEMS,  INC.

Date:  April  1,  2002                 By:/S/  JOHN  W.  HAIL
                                       -----------------------------------------
                                       John  W. Hail,  Chief  Executive Officer,
                                       Chairman  of the  Board  and  Director



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April  1,  2001                 By:/S/  JOHN  W.  HAIL
                                       -----------------------------------------
                                       John W.  Hail, Chief  Executive  Officer,
                                       Chairman  of  the  Board  and Director


Date:  April  1,  2001                 By:/S/  DENNIS  LONEY
                                       -----------------------------------------
                                       Dennis Loney, Chief  Operational  Officer




Date:  April  1,  2001                 By:/S/  REGGIE  COOK
                                       -----------------------------------------
                                       Reggie  Cook,  Chief  Financial  Officer
                                       and  Secretary  Treasurer


Date:  April  1,  2001                 By:/S/  M.  THOMAS  BUXTON  III
                                       -----------------------------------------
                                       M.  Thomas  Buxton  III,  Director



Date:  April  1,  2001                 By:/S/  R.  TERREN  DUNLAP
                                       -----------------------------------------
                                       R.  Terren  Dunlap,  Director



Date:  April  1,  2001                 By:/S/  HARLAND  C.  STONECIPHER
                                       -----------------------------------------
                                       Harland  C.  Stonecipher,  Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

ADVANTAGE  MARKETING  SYSTEMS,  INC.  AND  SUBSIDIARIES
AUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS:

  Report of Independent Certified Public Accountants                        F-2
  Independent Auditor's Report                                              F-3
  Consolidated Balance Sheets as of December 31, 2001 and 2000              F-4
  Consolidated  Statements  of  Income for Years Ended
    December 31, 2001, 2000 and  1999                                       F-5
  Consolidated Statements of Stockholders' Equity for Years
    Ended December 31, 2001,  2000  and  1999                               F-6
  Consolidated  Statements  of  Cash Flows for Years Ended
    December 31, 2001, 2000 and 1999                                        F-7
  Notes  to  Consolidated  Financial  Statements for Years
    Ended December 31, 2001 2000 and 1999                                   F-8

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS


To  the  Board  of  Directors  of
Advantage  Marketing  Systems,  Inc.  and  Subsidiaries



We have audited the accompanying consolidated balance sheet of Advantage Marketing Systems, Inc. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advantage Marketing Systems, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



GRANT  THORNTON  LLP

Oklahoma  City,  Oklahoma
February  22,  2002

INDEPENDENT  AUDITORS'  REPORT



To the Board of Directors and Shareholders of Advantage Marketing Systems, Inc. and Subsidiaries
Oklahoma  City,  Oklahoma



We have audited the accompanying consolidated balance sheet of Advantage Marketing Systems, Inc. and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.



DELOITTE  &  TOUCHE  LLP



Oklahoma  City,  Oklahoma
April  12,  2001

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS               2001          2000
                                     ------               ----          ----
CURRENT  ASSETS:
  Cash  and  cash  equivalents                         $   982,188  $    76,687
  Marketable securities, available for sale,
    at fair value                                        1,663,650    3,502,514
  Receivable - net of allowance of $92,931 and
    $157,804 respectively                                  331,961      371,397
  Receivable  from  affiliates - Current  Portion          100,000      594,395
  Prepaid  taxes                                            99,120      282,361
  Inventory                                              1,335,451    1,007,934
  Deferred  income  taxes              .                    65,546       64,772
  Other  assets                                             81,830      305,721
                                                       -----------  -----------
     Total  current  assets                              4,659,746    6,205,781
RECEIVABLES,  Net                                          850,371      515,764
PROPERTY  AND  EQUIPMENT,  Net                           4,345,374    2,979,003
GOODWILL  and  other  intangibles,  Net                  4,195,295    1,511,918
COVENANTS  NOT TO COMPETE, Net                             306,717      363,117
DEFERRED  INCOME  TAXES                                          -       12,291
OTHER  ASSETS                                              314,901      102,376
                                                       -----------  -----------
TOTAL                                                  $14,672,404  $11,690,250
                                                       ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT  LIABILITIES:
  Accounts  payable                                    $    29,509  $   191,620
  Accrued  commissions  and  bonuses                       438,515      230,563
  Accrued  other  expenses                                 147,044      217,748
  Accrued  income  tax                    .                      -       72,791
  Accrued  sales  tax  liability                           244,485      140,513
  Notes  payable                                           579,860        8,472
  Capital  lease  obligations                              109,726      125,284
                                                       -----------  -----------
     Total  current  liabilities                         1,549,139      986,991
LONG-TERM  LIABILITES:
  Notes  payable                                         2,320,063       14,251
  Capital  lease  obligations                              234,385      265,103
  Deferred  tax                                             23,639            -
                                                       -----------  -----------
     Total  liabilities                                  4,127,226    1,266,345
COMMITMENTS  AND  CONTINGENCIES  (Note  12)
STOCKHOLDERS'  EQUITY:
  Common stock - $.0001 par value; authorized
    495,000,000  shares; issued  4,882,174 and
    4,821,174  shares;  outstanding  4,409,379  and
    4,348,379  shares, respectively                            488          482
  Paid-in  capital                                      11,764,182   11,642,183
  Notes receivable for exercise of options                 (31,088)     (31,088)
  Retained  earnings                                     1,086,178    1,077,627
  Accumulated other comprehensive income (loss),
    net of tax       .                                     (30,106)     (20,828)
                                                       -----------  -----------
      Total  capital  and retained earnings             12,789,654   12,668,381
  Less cost of treasury stock (472,795 and 472,795
    shares, respectively)                               (2,244,476)  (2,244,476)
                                                       -----------  -----------
     Total  stockholders'  equity                       10,545,178   10,423,905
                                                       -----------  -----------
TOTAL                                                  $14,672,404  $11,690,250
                                                       ===========  ===========

                See notes to consolidated financial statements.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                              2001         2000         1999
                                          -----------  -----------  -----------
Net sales                                 $28,440,920  $26,707,936  $22,427,551

Cost  of  sales                            19,231,150   17,929,701   15,610,941
                                          -----------  -----------  -----------

  Gross  profit                             9,209,770    8,778,235    6,816,610

Marketing, distribution and
  administrative expenses                   9,180,793    8,057,808    5,236,938
                                          -----------  -----------  -----------

Income  from  operations                       28,977      720,427    1,579,672

Other  income  (expense):

Interest  and  dividends,  net                (31,800)     310,599      364,270

Other income (expense), net                    16,841      (81,560)       7,866
                                          -----------  -----------  -----------

  Total  other  income  (expense)             (14,959)     229,039      372,136
                                          -----------  -----------  -----------

INCOME  BEFORE  TAXES                          14,018      949,466    1,951,808

INCOME  TAX  EXPENSE                            5,467      456,532      676,025
                                          -----------  -----------  -----------

NET  INCOME                               $     8,551  $   492,934  $ 1,275,783
                                          ===========  ===========  ===========

Net income per common share - basic       $         -  $       .12  $       .31
                                          ===========  ===========  ===========

Net income per common share -
  assuming dilution                       $        -   $       .09  $       .27
                                          ===========  ===========  ===========

Weighted average common shares
  outstanding  - basic                     4,379,486     4,283,461    4,139,706
                                          ===========  ===========  ===========

Weighted average common shares  -
  assuming dilution                         4,692,298    5,476,277    4,778,576
                                          ===========  ===========  ===========








                See notes to consolidated financial statements.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                           Accumu-
                                                                                            lated
                                                      Notes       Retained                OtherCom-
                                                                                          prehensive
                                                    Receivable    Earnings                  Income                    Total
                       Shares                          for        (Accumu-    Compre-      (Loss),                    Stock-
                       (See     Common   Paid-In     Exercise      lated      hensive        Net      Treasury       holders'
                       Note 5)   Stock   Capital    of Options    Deficit)     Income      of Tax      Stock         Equity
                      --------- ------  ----------- ----------  -----------  -----------  ---------- ------------  -----------
BALANCE,
  JANUARY 1, 1999     4,141,014  $ 428  $10,180,106  $ (63,960) $  (519,091) $         -  $      -   $  (377,871)    9,222,612
Payments  on  notes
  receivable                  -      -            -     12,961            -            -         -             -        12,961
Stock option issued           -      -       52,600          -            -            -         -             -        52,600
Options exercised by
  tendering mature
  shares, net             8,474      -           (6)         -            -            -         -             -            (6)
Purchases of treasury
  stock, at cost        (66,685)     -            -          -            -            -         -      (321,436)     (321,436)
Comprehensive Income:
  Net income                  -      -            -          -    1,275,783    1,275,783         -             -     1,275,783
Unrealized  loss  on
  available for sale
  securities, net of
  tax                         -      -            -          -            -      (10,531)  (10,531)            -       (10,531)
                                                                              ----------
Comprehensive income.         -      -            -          -            -   $1,265,252         -             -             -
                      ---------  -----  -----------  ---------  -----------   ==========  --------   -----------   -----------
BALANCE,
  DECEMBER 31, 1999   4,082,803    428   10,232,700    (50,999)     759,692                (10,531)     (699,307)   10,231,983
Payments on notes
  receivable                  -      -            -     19,911            -            -         -             -        19,911
Options exercised
  with cash             373,504     37      843,480          -            -            -         -             -       843,517
Options exercised by
  tendering mature
  shares, net            76,239      8            -          -            -            -         -             -             8
1997-A  Warrants
  exercised              28,443      3       96,703          -            -            -         -             -        96,706
Redeemable common
  stock purchase
  warrants exercised     59,000      6      200,594          -            -            -         -             -       200,600
Purchases of treasury
  stock, at  cost      (271,610)     -            -          -            -            -         -    (1,545,169)   (1,545,169)
Tax benefit from
  exercise of
  non-qualified
  options                     -      -      268,711          -            -            -         -            -        268,711
Purchase and
  cancellation
  of warrants                 -      -            -          -     (174,999)           -         -            -       (174,999)
Comprehensive Income:
Net Income                    -      -            -          -      492,934      492,934         -            -        492,934
Unrealized loss on
  available for sale
  securities, net of
  tax  .                      -      -            -          -            -      (10,297)  (10,297)           -        (10,297)
                                                                               ---------
Comprehensive income          -      -            -          -            -    $ 482,637         -            -              -
                      ---------  -----  -----------  ---------  -----------   ==========  --------   -----------   -----------
BALANCE,
  DECEMBER 31, 2000   4,348,379  $ 482  $11,642,188  $ (31,088) $ 1,077,627               $(20,828)  $(2,244,476)  $10,423,905
Options exercised
  with cash              61,000      6      121,994          -            -            -         -             -       122,000
Comprehensive Income:
Net  Income      .            -      -            -          -        8,551        8,551         -             -         8,551
Unrealized loss on
  available for sale
  of securities, net
  of tax  .                   -      -            -          -            -       (9,278)   (9,278)            -        (9,278)
                                                                              ----------
Comprehensive Income .        -      -            -          -            -   $     (727)        -             -             -
                      ---------  -----  -----------  ---------  -----------   ==========  --------   -----------   -----------
BALANCE,
  DECEMBER 31, 2001   4,409,379  $ 488  $11,764,182  $ (31,088) $ 1,086,178               $(30,106)  $(2,244,476)  $10,545,178
                      =========  =====  ===========  =========  ===========               ========   ===========   ===========

                See notes to consolidated financial statements.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                              2001          2000         1999
                                              ----          ----         ----
CASH  FLOWS  OPERATING  ACTIVITES:
  Net  income                            $     8,551  $   492,934   $ 1,275,783
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating  activities:
      Depreciation and amortization        1,112,870      799,969       527,054
      Deferred  taxes                         43,189        5,522       112,631
      Provision  for  bad  debts                   -      102,472        18,728
      Non-cash  compensation                       -            -        52,600
      Gain  on  sale  of  assets              (7,904)      (3,120)            -
      Realized (gain) loss on sale of
        marketable securities                 (3,714)      34,369             -
      Changes in assets and liabilities
        which  provided  (used)  cash:
        Receivables                           57,561     (543,490)      (71,934)
        Inventory                            466,112      (80,343)       82,407
        Prepaid taxes                        183,241      (13,650)            -
        Other assets                            (764)     (51,668)     (174,308)
        Accounts payable and accrued
          expenses                          (350,965)    (805,475)      547,978
                                         -----------  -----------   -----------
        Net cash provided by (used in)
          operating  activities            1,508,177      (62,480)    2,370,939
                                         -----------  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment     (1,798,899) (1,164,945)    (1,378,830)
  Sales of property and equipment             26,442           -              -
  Advances to affiliates                           -    (280,670)       (40,000)
  Advances to notes receivable               (24,864)          -              -
  Receipts on notes receivable               105,167           -              -
  Proceeds  from  sale  of  assets                 -      29,826              -
  Repayment of receivable from affiliates     61,360          36         20,175
  Purchase of marketable securities,
    available for sale                       (15,259) (1,510,538)    (1,822,860)
  Purchase of marketable securities,
    held  to  maturity                             -  (1,301,151)    (2,251,690)
  Sale of marketable securities,
    available  for  sale                   1,840,067   1,956,092              -
  Maturity of marketable securities,
    held  to  maturity                             -   1,386,000              -
  Purchase  of  other  intangibles          (428,338)          -              -
  Acquisition of new business,
    net of cash acquired                  (1,149,636)          -              -
                                         -----------  -----------   -----------
        Net cash used in investing
          activities                      (1,383,960)   (885,350)    (5,473,205)
                                         -----------  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of
    common stock                             122,000   1,140,823              -
  Proceeds  from  notes  payable           1,146,216      25,248              -
  Purchase of treasury stock                       -  (1,545,169)      (321,436)
  Purchase and cancellation of
    other warrants                                 -    (174,999)             -
  Repayments of notes receivable for
    exercise  of  stock  options                   -      19,911         12,961
  Payment of notes payable             .    (348,454)     (2,826)      (123,787)
  Principal payment on capital
    lease obligations                       (138,478)   (101,674)       (91,795)
                                         -----------  ----------    -----------
        Net cash provided by (used in)
          financing  activities              781,284    (638,377)      (524,057)
                                         -----------  ----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           905,501  (1,586,207)    (3,626,323)
CASH AND CASH EQUIVALENTS, BEGINNING          76,687   1,662,894      5,289,217
                                         -----------   ----------   -----------
CASH AND CASH EQUIVALENTS, ENDING        $   982,188  $   76,687    $ 1,662,894
                                         ===========  ==========    ===========

                See notes to consolidated financial statements.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of Advantage Marketing Systems, Inc. and its wholly owned subsidiaries, Miracle Mountain International, Inc. and Chambre' International, Inc. (the "Company"). All significant intercompany accounts have been eliminated.

     Nature of Business - The Company markets a product line of consumer oriented products in the weight management, dietary supplement and personal care categories that are produced by various manufacturers. The Company sells its product line through a network of full and part-time independent associates developed by the Company.

     The Company also sells supplies and materials to its independent associates.

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

     Revenue Recognition - The Company recognizes revenue upon shipment of products, training aids and promotional material to the independent associates.

     Sales Returns - All of the Company's products include a customer satisfaction guarantee. Company products may be returned within 30 days of purchase for a full refund or credit toward the purchase of another Company product. The Company also has a buy-back program whereby it will repurchase products sold to an independent associate (subject to a restocking fee) provided that the associate terminates his/her associateship agreement with the Company and returns the product within 12 months of original purchase in marketable condition. For the years ended December 31, 2001, 2000 and 1999, the cost of products returned to the Company is included in net sales and was one, two and three percent of gross sales, respectively.

     Cash and Cash Equivalents - Cash and cash equivalents consist of cash in banks and all short term investments with initial maturities of three months or less. The Company maintains its cash and cash equivalents in accounts which may not be federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

     Marketable Securities - At December 31, 2001 all of the Company's marketable securities are classified as available for sale and reported at fair value. The related unrealized gains and losses are excluded from earnings and reported net of income tax as a separate component of stockholders' equity until realized. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings.

     Inventory - Inventory consists of consumer product inventory and training and promotional material such as video tapes, cassette tapes and paper supplies held for sale to customers and independent associates. Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out method.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


     Shipping and Handling Costs - Shipping and handling costs are included as a component of cost of goods sold. Fees charged to customers are included in sales.

     Intangibles - Intangible assets consist of goodwill, other intangibles and covenants not to compete. Goodwill represents the excess of cost over the fair value of the net assets acquired pursuant to the Miracle Mountain International, Inc. ("MMI"), Chambre' International, Inc. ("CII"), Stay 'N Shape International, Inc. ("SNSI"), ToppMed, Inc. ("TI") and LifeScience Technologies, Inc. ("LST") acquisitions. The Company amortizes goodwill from the acquisition of MMI over seven years and from the acquisitions of CII, SNSI, TI and LST over 20 years. Covenants not to compete are being amortized over the life of the contracts. At December 31, 2001 the net amount of goodwill arising from the MMI, CII, SNSI, TI and LST acquisitions was $24,116, $135,242, $1,139,518, $106,133 and $2,383,365, respectively, and at December 31, 2000, the net amount of goodwill from the MMI, CII, SNSI and TI acquisitions was $41,139, $144,208, $1,214,038 and $112,533, respectively. Goodwill amortization for the years ended December 31, 2001, 2000 and 1999 was $232,349, $106,908 and $106,908, respectively. Covenant amortization for the years ended December 31, 2001, 2000 and 1999, was $56,400, $73,729 and $74,840, respectively.

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                              Income       Shares      Per Share
                                           (Numerator)  (Denominator)   Amount
                                           -----------  -------------  ---------
     For the year ended December 31, 2001:
       Earnings  per  common  share:
         Income available to common
         stockholders                      $    8,551      $        -     $   -
         Weighted average common shares                                   =====
         outstanding                                -       4,379,486
       Earnings per common share -
         assuming  dilution:
         Options                                    -         312,812
         Warrants                                   -               -
                                           ----------      -----------
         Income available to common
           stockholders plus assumed
           conversions            .        $    8,551       4,692,298     $   -
                                           ==========      ==========     =====

     For the year ended December 31, 2000:
       Earnings  per  common  share:
         Income available to common
         stockholders    .                 $  492,934                     $ .12
         Weighted average common                                          =====
         shares outstanding                                 4,283,461
       Earnings per common share -
         assuming  dilution:
         Options                                    -         706,786
         Warrants                                   -         486,030
                                           ----------      -----------
         Income available to common
           stockholders  plus
           assumed conversions             $  492,934       5,476,277     $ .09
                                           ==========      ==========     =====

     For the year ended December 31, 1999:
       Earnings  per  common  share:
         Income available to common
         stockholders                .     $1,275,783                     $ .31
         Weighted average common
         shares outstanding                                 4,139,706
       Earnings per common share -
         assuming  dilution:
         Options                                    -         624,805
         Warrants                                   -          14,065
                                           ----------      ----------
         Income available to common
           stockholders  plus
           assumed  conversions            $1,275,783       4,778,576     $ .27
                                           ==========      ==========     =====

     Options to purchase 1,193,691 shares of common stock at exercise prices ranging from $2.95 to $6.13 per share were outstanding at December 31, 2001 but were not included in the computation of earnings per common share-assuming dilution because the options' exercise price was greater than the average market price of the common shares. At December 31, 2001, 693,332 common shares issuable pursuant to the terms of a convertible acquisition note payable were excluded from the determination of diluted earnings per share under the if converted method because the effect of inclusion was antidilutive.

     Options to purchase 138,005 shares of common stock at exercise prices ranging from $4.75 to $6.13 per share were outstanding at December 31, 2000 but were not included in the computation of earnings per common share - assuming dilution because the options' exercise price was greater than the average market price of the common shares.

     Options to purchase 213,875 shares of common stock at exercise prices ranging from $3.44 to $4.75 per share were outstanding at December 31, 1999, but were not included in the computation of earnings per common share-assuming dilution because the options' exercise price was greater than the average market price of the common shares. Options to purchase 100,000 shares of common stock at $2.56 per share were outstanding at December 31, 1999 but were not included in the computation of earnings per common share-assuming dilution because the options were based on a condition which had not yet been met.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


     Warrants to purchase 1,874,768 shares of common stock at exercise prices ranging from $3.40 to $5.40 per share at December 31, 2001, and warrants to purchase 130,000 shares of common stock at $5.40 per share at December 31, 2000 and 1999, respectively, were outstanding but were not included in the computation of earnings per common share-assuming dilution because the warrants' exercise price was greater than the average market price of the common shares.

     Accounting Standards Yet to be Adopted - In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company estimates that SFAS No. 144 will not have a material impact on its financial statements but is still in the process of evaluating the impact on its financial statements.

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These standards prohibit the application of the pooling-of interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, companies would only adjust the carrying amount of goodwill or indefinite life intangible assets upon an impairment of the goodwill or indefinite life intangible assets. The Company recorded $232,349, $106,908 and $106,908, respectively, of amortization expense related to its goodwill for the years ended December 31, 2001, 2000 and 1999. The Company will be required to implement these standards effective January 1, 2002. The Company is in the process of evaluating the impact on its financial statements.

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

                                              2001          2000         1999
                                              ----          ----         ----
     Unrealized gain (loss) on
       investment arising  during
       the period                .         $(5,564)     $ 44,666      $(10,531)
     Less  reclassification adjustment
       for  gains  (losses) including
       in  net  earnings                     3,714        54,369             -
                                           -------      --------      --------
     Unrealized gain (loss) on
       investment, net                     $(9,278)     $(10,297)     $(10,531)
                                           =======      ========      ========

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


     statement amounts and the tax bases of existing assets and liabilities. A valuation allowance is established if, in management's opinion, it is more likely than not that some portion of the deferred tax asset will not be realized.

     Reclassifications - Certain reclassifications have been made to prior year balances to conform with the presentation for the current period.

2.   MARKETABLE  SECURITIES

     Investments  in  securities  are  summarized  as  follows:

                                               December 31, 2001
                                               -----------------
                                      Cost/     Gross       Gross
                                    Amortized Unrealized  Unrealized   Fair
          Type of investment:         Cost       Gains      Losses     Value
                                      ----       -----      ------     -----
     Short term investments -

       available for sale          $  975,835  $      -   $       -  $  975,835
                                   ==========  ========   =========  ==========

     Debt  securities  -
       available  for  sale
       U.S. Treasury and other
         U.S.  government
         corporations and agencies $  393,339  $ 12,424   $       -  $  405,763
       Foreign bonds, notes and
         debentures                    24,930         -        (728)     24,202
                                   ----------  --------   ---------  ----------
                                   $  418,269  $ 12,424   $    (728) $  429,965
                                   ==========  ========   =========  ==========

Equities - available for sale
   Preferred Stock                 $   43,669  $  2,774   $  (2,553) $   43,890
   Mutual Funds                       278,636     7,145     (71,821)    213,960
                                   ----------  --------   ---------  ----------
                                   $  322,305  $  9,919   $ (74,374) $  257,850
                                   ==========  ========   =========  ==========

                                   $1,716,409  $ 22,343   $ (75,102) $1,663,650
                                   ==========  ========   =========  ==========

                                               December 31, 2000
                                               -----------------
                                      Cost/     Gross       Gross
                                    Amortized Unrealized  Unrealized   Fair
          Type of investment:         Cost       Gains      Losses     Value
                                      ----       -----      ------     -----
     Available for sale Securities $3,536,086  $ 16,230   $ (49,802) $3,502,514
                                   ==========  ========   =========  ==========

     The amortized cost and estimated fair values of debt securities, by contractual maturity, at December 31, 2001 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.

                                              Available for sale
                                              ------------------
                                            Amortized     Estimated
                                               Cost      Fair  Value
                                               ----      -----------
     Due within one year               .     $192,839      $200,387
     Due one to five years                    225,430       229,578
                                             --------      --------
                                             $418,269      $429,965
                                             ========      ========

     Proceeds from sales of available for sale securities were approximately $1,840,000 for 2001. Gross gains of $10,031 and gross losses of $6,317 for 2001 were realized on those sales.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


3.   PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consists  of  the  following  at  December  31:

                                                           2001        2000
                                                        ----------  ----------
       Office furniture, fixtures and equipment         $4,069,450  $3,075,661
       Vehicles                                            801,109     807,317
       Leasehold improvements              .                62,793      62,793
       Building                                          1,521,083     409,853
       Land                                                148,308     148,308
                                                        ----------   ---------
                                                         6,602,743   4,503,932
       Accumulated depreciation and amortization        (2,257,369) (1,524,929)
                                                        ----------  ----------
       Total property and equipment, net                $4,345,374  $2,979,003
                                                        ==========  ==========

     Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $790,115, $548,661, and $367,357, respectively.

     During 2001, the Company completed construction of a state-of-the-art distribution and call center facility in Oklahoma City. The 23,346 square foot facility has the capability of handling warehouse volumes of up to $100 million in annual sales, and up to 100 employees in the call center. The Company funded this project, in part, with bank loans of $980,000 for the land and building and $166,216 for warehouse equipment. The interest rate on both loans is the Prime Rate minus .25%, which was 4.5% as of December 31, 2001, and requires 60 monthly principal payments of $23,000 plus interest payable monthly.

4.   DEBT

     Notes Payable and long-term debt consisted of the following at December 31:

                                                             2001      2000
                                                          ----------  -------

     Note  payable  to  bank, with interest at
     prime less .25% (4.5% at December 31,
     2001), payable in monthly installments of
     principal  and  interest, due on September 30,
     2006, collateralized by warehouse and equipment      $  967,559  $     -

     Note payable to bank, with interest at
     prime less .25% (4.5% at December 31, 2001),
     payable in monthly installments of principal
     and  interest, due on September  30,  2006,
     collateralized by certain assets                        164,106        -

     Note payable to RMS Limited Partnership, 7.5%
     effective rate, payable in 60 monthly
     installments net of discount of $287,676 at
     December 31, 2001 (See Note 10)                       1,754,007        -

     9% note payable to Ford Credit, payable in
     monthly installments of $720.13                          14,251   22,723
                                                          ----------  -------
                                                           2,899,923   22,723
       Less current maturities                               579,860    8,472
                                                          ----------  -------
                                                          $2,320,063  $14,251
                                                          ==========  =======

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


     Interest expense for the year ended December 31, 2001, was approximately $199,000. Under the bank notes, the Company is subject to various covenants, which include minimum tangible net worth, minimum debt service coverage ratio, and maximum debt to EBITDA ratio requirements.

     Future maturities of long-term debt consists of the following at December 31, 2001:

               2002                                 $  579,860
               2003                                    645,355
               2004                                    682,061
               2005               .                    727,428
               2006               .                    265,219
                                                    ----------
                                                    $2,899,923
                                                    ==========

5.   LEASE  AGREEMENTS

     The Company has various capital leases for office equipment. The lease terms range from 24 to 60 months. Additionally, annual lease rental payments for each lease range from $700 to $40,000 per year. The schedule of future minimum lease payments below reflects all payments under the leases.

     The property and equipment accounts include $690,547 for leases that have been capitalized at December 31, 2001 and 2000. Related accumulated amortization amounted to $337,461 and $276,697 at December 31, 2001 and 2000, respectively.

     The Company leases office and warehouse space under noncancellable operating leases.

     Future  annual  minimum   lease   payments   under   capital   leases   and
     noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2001 are as follows:

                                                 Capital   Operating
                                                  Leases     Leases     Total
                                                 --------    --------   --------
     Year  ending:
     2002                                        $145,295    $192,534   $337,829
     2003                                         143,344      99,375    242,719
     2004                                          61,824      32,607     94,431
     2005                                          44,402       2,724     47,126
                                                 --------    --------   --------
     Total minimum lease payments          .     $394,865    $134,706   $722,105
                                                             ========   ========
     Less amount representing interest             50,754
                                                 --------
     Present value of net minimum lease payments  344,111
     Less current portion                         109,726
                                                 --------
     Long-term capital lease obligations         $234,385
                                                 ========

     Rental expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was $202,951, $218,738, and $167,831, respectively.

6.   STOCKHOLDERS'  EQUITY

     Common Stock - On March 4, 1998, the Company announced its intent to repurchase up to $1 million of the Company's common stock in the open market for cash. In connection with such repurchase, the Company filed with the Securities and Exchange Commission pursuant to Section 13(e)(1) of the

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


     Securities Exchange Act of 1934, as amended, an Issuer Tender Offer Statement on March 4, 1998. As of December 31, 2001, the Company had repurchased 472,795 shares of the common stock at a total cost of $2,244,476.

     Common Stock Options and Other Warrants - During 2001, the Company granted 388,694 options to employees at exercise prices ranging from $2.60 per share to $3.00 per share. Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. None of the options granted during 2001 were exercisable at December 31, 2001 due to a one year minimum vesting period. During 2001, 61,000 prior options were exercised for cash. In addition, during the period 257,976 options were canceled and no options expired.

     During 2000, the Company granted 428,450 options at exercise prices ranging from $2.75 per share to $6.13 per share. Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. A total of 122,750 and 100,000 of the options granted during 2000 were unexercisable at December 31, 2000 due to a six month vesting period and a contingency requirement, respectively. During 2000,107,375 options were exercised with 31,136 mature shares (shares owned by the optionee in excess of six months as of the date of exercise). In addition, during the period, 215,059 options were canceled and 14,750 options expired.

     During 1999, the Company granted 291,461 options at exercise prices ranging from $2.00 per share to $4.75 per share. Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. A total of 122,750 and 100,000 of the options granted during 1999 were unexercisable at December 31, 1999 due to a six month vesting period and a contingency requirement, respectively. During 1999, 15,358 options were exercised for 6,884 mature shares (shares owned by the optionee in excess of six months as of the date of exercise). In addition, during this period, 31,400 options were canceled and 18,750 options expired. See Note 6 for the proforma effects of SFAS 123 Accounting for Stock-Based Compensation ("SFAS 123").

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


     The following table summarizes the Company's employee stock option and other warrants activity for the years ended December 31, 2001, 2000 and 1999:

                                           Weighted            Weighted            Weighted
                                            Average             Average             Averages
                                           Exercise            Exercise            Exercise
                                   2001      Price     2000      Price     1999     Price
                                   ----    --------    ----    --------    ----    --------
       Options and other
         warrants outstanding
         beginning of year       1,487,037    $2.22  1,769,275    $2.22  1,543,322    $2.09

       Options  and  other
         warrants  issued
         during the year           388,694     2.71    428,450     4.57    291,461     2.92

       Options  and  other
         warrants  exercised
         during the year           (61,000)    2.00   (480,879)    2.20   (15,358)     2.28

       Option  and  other
         warrants  canceled
         during the year          (257,976)    3.40   (215,059)    4.16   (31,400)     2.09

       Options  and  other
         warrants  expired
         during the year                 -        -    (14,750)    2.00   (18,750)     2.16
                                 ---------    -----  ---------    ----- ---------     -----
       Options  and  other
         warrants  outstanding,
         end of year             1,556,755    $2.16  1,487,037    $2.62 1,769,275     $2.22
                                 =========    =====  =========    ===== =========     =====

     The weighted average grant-date fair value of options and other warrants granted during 2001, 2000 and 1999 was $1.80, $2.83 and $1.39 per share, respectively.

                           Options and Other Warrants       Options and Other Warrants
                                    Outstanding                     Exercisable
                                    -----------                     -----------
                                      Weighted-
                                       Average    Weighted-               Weighted-
                           Number     Remaining    Average     Number      Average
           Range of     Outstanding  Contractual   Exercise  Exercisable   Exercise
       Exercise Prices  at 12/31/01     Life         Price   at 12/31/01     Price
       ---------------  -----------  -----------  ---------  -----------  ---------
        $1.75 - $2.95    1,159,349    2.56 years     $2.12      532,786     $1.95
        $3.00 - $4.75      976,620    3.55 years     $3.20       27,651     $3.56
        $5.25 - $6.13       56,426    3.58 years     $5.82       11,285     $5.82
                         ---------                              -------
                         2,192,395                              571,722     $2.10
                         =========                              =======

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


     Common Stock Warrants - The following table summarizes the Company's common stock warrants and their activity for the years ended December 31, 2001, 2000 and 1999:

                                                     Warrants
                                                    Issued and    Exercise
                                                    Outstanding    Price    Exercise Period
                                                    -----------   --------  -----------------
       December  31,  2001:
         1997-A Warrants, beginning of the year        308,768     $3.40    1/31/97-11/06/02
         1997-A  Warrants,  exercised  during  the
           year                                              -
                                                     ---------
         1997-A Warrants, end of the year              308,768     $3.40    1/31/97-11/06/02
                                                     =========
         Redeemable  Common  Stock  Purchase
           Warrants,  beginning  of  the  year       1,436,000     $3.40    11/06/97-11/06/02
         Redeemable  Common  Stock  Purchase
           Warrants, exercised during the year               -
                                                     ---------
         Redeemable  Common  Stock  Purchase
           Warrants, end of the year                 1,436,000     $3.40    11/06/97-11/06/02
                                                     =========
         Underwriters' Warrants                        130,000     $5.40    11/12/98-11/12/02
                                                     =========
       December  31,  2000:
         1997-A Warrants                               308,768     $3.40    1/31/97-11/06/02
                                                     =========
         Redeemable  Common  Stock  Purchase
           Warrants                                  1,436,000     $3.40    11/06/97-11/06/02
                                                     =========
         Underwriters' Warrants                        130,000     $5.40    11/12/98-11/12/02
                                                     =========
       December  31,  1999:
         1997-A Warrants                               337,211     $3.40    1/31/97-11/06/02
                                                     =========
         Redeemable  Common  Stock  Purchase
           Warrants                                  1,495,000     $3.40    11/06/97-11/06/02
                                                     =========
         Underwriters' Warrants                        130,000     $5.40    11/12/98-11/12/02
                                                     =========

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


7.   STOCK  OPTION  PLAN

     During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for grant can consist of (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation  rights  attached,  (iii)  incentive  stock  options, and (iv)
     incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors, and consultants. Non-employee directors are excluded from Plan participation. The option price for shares of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options may be exercised within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. No stock appreciation rights are attached to any options outstanding. During the years ended December 31, 2001 and 2000 the Company issued 388,694 and 428,450 options, respectively under the Plan. At December 31, 2001 and 2000, the Company had 1,556,755 and 1,487,037, respectively, stock options outstanding of which only 883,505 and 708,707, respectively, were issued pursuant to the plan.

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

                                                   Years Ended December 31,
                                                 2001        2000       1999
                                                 ----        ----       ----
       Net  income  as  reported             $    8,551  $  492,934  $1,275,783
         Adjustment, net of tax                (426,941)   (167,293)   (113,466)
                                             ----------  ----------  ----------
       Proforma  net  income (loss)          $ (418,390) $  325,641  $1,162,317
       Net income (loss) per common
         share as reported                   $      .00  $      .12  $      .31
         Adjustment, net of tax                    (.10)       (.04)       (.03)
                                             ----------  ----------  ----------
       Proforma net income (loss) per
        common share                         $     (.10) $      .08  $      .28
       Proforma net income (loss) per
        common share - assuming dilution     $     (.09) $      .06  $      .24
       Weighted average common shares
         outstanding                          4,379,486   4,283,461   4,139,706
       Weighted average common shares
         outstanding - assuming  dilution     4,379,486   5,476,277   4,778,576

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rates of 4.86, 6.14 and 5.41 percent; no dividend yield or assumed forfeitures; expected lives of 5.0, 5.0 and 3.7 years; and volatility of 63, 66 and 60 percent. The pro forma amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


8.   RELATED  PARTIES

     During 2001 and 2000, the Company received approximately $15,231 and $5,931, respectively, from Pre-Paid Legal Services, Inc. ("Pre-Paid Legal"), a shareholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal. As of July 1, 2000, the Company began offering the Company's employees access to the services provided by Pre-Paid Legal through an employee benefit option. The Company pays half of the cost for each employee electing to participate in the plan. During 2001 and 2000, the Company paid $7,593 and $5,157, respectively, to Pre-Paid Legal for these services. The Company's Chairman of the Board and Chief Executive Officer, John W. Hail, is a director of Pre-Paid Legal.

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

     During the first quarter of 1998, the Company agreed to loan John W. Hail up to $250,000. Subsequently the Company also agreed to loan up to an additional $75,000. In 2000, an additional $200,000 was approved. On January 1, 2001 the outstanding balance on all the notes were combined into one note payable in monthly installments. The loans and extension were unanimously approved by the board of directors. These loans are collateralized by stock and property, and bear interest at 8% per annum. As of December 31, 2001, the balance due on these loans was $533,035 plus interest, which is included in receivables from affiliate - current portion and non-current receivables.

     During 2000, the Company made advances totaling $50,424 to Dennis Loney, the Company's Chief Operating Officer. The advances were due April 28, 2004 and were paid in full by Mr. Loney as of February 2001. Also during 2001 and 2000, the Company paid Mr. Loney and his wife sales bonuses of $38,028 and $24,709, respectively. These bonuses were based upon purchases by them and their downline associates in accordance with the Company's network marketing program applicable to all independent associates in effect at the time of the sales. Mr. Loney's wife is the daughter of John W. Hail.

9.   INCOME  TAXES

     Income taxes for 2001, 2000 and 1999 are comprised of current tax (benefit) expense of $(37,722), $444,710 and $563,394 and deferred taxes of $43,189,
     $11,822 and $112,631, respectively. A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the years ended December 31, 2001, 2000, and 1999 is as follows:

                                                   2001       2000       1999
                                                   ----       ----       ----
          Statutory federal income tax rate        34.0%      34.0%      34.0%
          State  tax  effective  rate               4.0        4.0        4.0
          Permanent  differences                    2.1        8.9        1.1
          Benefit  of graduated tax rates             -       (0.6)       0.0
          Prior  year assessments finalized        (1.5)       7.0        0.0
          Other                                      .4       (5.2)      (4.5)
                                                   ----       ----       ----
                                                   39.0%      48.1%      34.6%
                                                   ====       ====       ====

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


     The change in the total deferred tax net assets from December 31, 2000 to December 31, 2001 was $35,156. This difference is allocated as $43,189 included in tax expense reduced by $8,033 classified in stockholders' equity, respectively.

     Deferred tax liabilities and assets at December 31, 2001 and 2000 are comprised of the following:

                                                              December 31,
                                                              ------------
                                                            2001       2000
                                                            ----       ----
          Deferred  tax  liabilities:
            Depreciation and amortization        .       $(147,742) $ (66,926)
            Other                                          (27,605)   (19,663)
                                                         ---------  ---------
              Total deferred tax liabilities              (175,347)   (86,589)
                                                         ---------  ---------
          Deferred  tax  assets:
            Net  operating  loss  carryforwards             87,806     86,136
            Receivables                                     35,072     28,868
            Inventory                                       30,474     35,904
            Unrealized  losses                              20,778     12,744
            Other                                           43,124          -
                                                         ---------  ---------
              Total  deferred  tax  assets                 217,254    163,652
                                                         ---------  ---------

          Net  deferred  taxes                              41,907     77,063
          Less current portion of net deferred
            tax  assets                                     65,546     64,772
                                                         ---------  ---------
          Noncurrent portion of deferred tax
           asset (liability)                               (23,639)  $ 12,291
                                                         =========  =========

     On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Management has concluded that it is more likely than not that a tax benefit will be realized from its deferred tax assets. The Company has net operating loss carryforwards $196,246 available to reduce future taxable income, which will begin to expire in 2009. Net operating loss carryforward of $191,822 are limited in usage.

10.  ACQUISITIONS

     On January 4, 2001, the Company and one of its wholly owned subsidiaries, LifeScience Technologies Holdings, acquired LifeScience Technologies Holding Limited Partnership, LifeScience Technologies Limited, LifeScience Technologies of Japan, LST Fulfillment limited Partnership and LifeScience Technologies of Canada, Inc. (the "LifeScience Technologies Acquisition"). The purchase price to the Company was approximately $1.2 million cash plus $41,667 per month or 5% of LifeScience Technology product sales, whichever is greater, payable for 60 months commencing in January 2001. The seller, at its option, has the right to take shares of the Company's common stock at an option price of $3.00 per share in lieu of cash for the monthly payment. However, such option is limited to a total of 860,000 shares and shares not taken in a month are not cumulative.

     The LifeScience Technologies Acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16 ("APB No. 16"). In accordance with APB No. 16, the company allocated the purchase price of the LifeScience Technologies acquisition based on the fair value of the assets acquired and liabilities assumed. Goodwill and other intangibles resulting from the LifeScience Technologies acquisition are amortized over the estimated life of 20 years.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


The following summarized pro forma unaudited information assumes the acquisition occurred on January 1, 2000.

                                                    Year Ended December 31, 2000
                                                    ----------------------------
          Revenues                                           $33,588,695
          Loss                                                  (802,790)
          Loss per share, basic and diluted                         (.19)

The estimated fair value of assets acquired and liabilities assumed at acquisition are as follows:

          Estimated  Fair  value  of  assets
            Cash                                             $    76,760
            Inventory                                            793,629
            Property and equipment                               283,924
            Goodwill and other intangibles                     2,508,805
                                                             -----------
              Total fair value of assets                       3,663,118

          Liabilities  assumed
            Accounts payable                                     126,060
            Accounts expenses                                    151,223
                                                             -----------
            Estimated fair value of acquisition              $ 3,305,835
                                                             ===========

11.  SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION

                                                     Year Ended December 31,
                                                     -----------------------
                                                    2001       2000      1999
                                                    ----       ----      ----
       Cash paid during the year for:
         Interest                               $  198,740   $ 33,339  $ 18,381
         Income taxes - net of refund        .    (288,598)   480,000    12,020

       Noncash financing and investing
       activities:
         Property and equipment acquired by
           capital lease                            92,202     89,894   101,133

       LifeScience  Technologies  Acquisition:
         Fair value of tangible net
           assets acquired                      $  797,030   $      -  $      -
         Purchase price in excess of
           tangible  net  assets  acquired       2,508,805          -         -
         Present value of future payments
           required                             (2,079,439)         -         -
         Cash included in tangible net
           assets acquired                         (76,760)         -         -
                                                ----------   --------  --------
         Cash paid for acquisition, net
         of cash acquired                       $1,149,636   $      -  $      -
                                                ==========   ========  ========

12.  COMMITMENTS  AND  CONTINGENCIES

     Recent Regulatory Developments - A significant portion of the Company's net sales continues to be dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 52.0% and 63.8% of net sales for the years ended December 31, 2001 and 2000, respectively. One of the ingredients in the Company's AM-300 products is ephedra, an herb which contains naturally-occurring ephedrine. The Company's manufacturer used a powdered extract of that herb when manufacturing AM-300. The Company markets AM-300 principally as an aid in weight management. The extract is an 8% extract which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. Ephedrine containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


     On April 3, 2000, the Food and Drug Administration (FDA) withdrew most of the provisions of its proposed rule regarding dietary supplements that contain ephedrine alkaloids. The proposed rule, which was published on June 4, 1997, would have significantly limited the Company's ability to sell AM-300 if it had been made effective. The FDA's withdrawal of the provisions removed most, but not all, of the limitations. This action was prompted largely by a report issued by the United States General Accounting Office ("GAO") in which the GAO criticized the scientific basis for the proposed rule and the FDA's evaluation of approximately 900 reports of adverse events supposedly related to the consumption of dietary supplements containing ephedrine alkaloids. The FDA made available for public inspection  most  of  the  adverse  event  reports  on  April  3,  2000.

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

     The FDA will, most likely, attempt to issue a new proposed rule with respect to dietary supplements that contain ephedrine alkaloids. However, it is uncertain what restrictions the new proposed rule will contain or when a new proposed rule will be issued. In the Company's opinion, it is unlikely that a final regulation will be issued by the FDA during 2002. Consequently, management is unable at the present time to predict the ultimate resolution of these issues, nor their ultimate impact on the Company's results of operations or financial position.

     Product Liability - The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. We maintain a claims made policy, with has limited (excluding ephedra, 52% of the Company's 2001 revenue) liability insurance coverage. The limits of this coverage are $1,000,000 per occurrence and $4,000,000 in the aggregate. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the manufacturers of the Company's products carry product liability insurance which covers the Company's products. The Company has agreed to indemnify a supplier against claims arising from claims made by the Company's associates for products manufactured by a supplier and marketed by the Company. Although the Company has never had a product liability claim, such claims against the Company could result in material losses to the Company.

                                  * * * * * *

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits

Exhibit  No.      Description
------------      -----------
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

    10.3  *       The  Advantage  Marketing  Systems,  Inc. 1998 Associate Stock
                  Purchase Plan, incorporated by reference to Amendment No. 1 to
                  Registration  Statement   on   Form  SB-2    (Registration No.
                  333-47801) filed  with  the commission on October 7,  1998.

    10.4 The form of Advantage Marketing Systems, Inc. 1998 Associate Stock Purchase Plan Stock Purchase Agreement, incorporated by reference to Amendment No. 1 to Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on October 7, 1998.

    10.5 Purchase and Assignment Agreement by and among Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., GHI Holdings, Inc., LifeScience Technologies, Inc. and RMS Limited Partnership, dated as of January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

    10.6 Promissory Note dated January 3, 2001, to RMS Limited Partnership by Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., LifeScience Technologies Holdings Limited Partnership, LifeScinece Technologies Holdings, Inc., LifeScience Technologies of Japan and LST Fulfillment Limited Partnership, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

    10.7 Stock Option Agreement of Advantage Marketing Systems dated January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

    21 Subsidiaries, incorporated by reference to Form 10-K filed with the Commission on April 17, 2001.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


    23.1          Consent  of  Grant  Thornton  LLP,  filed  herewith.

    23.2          Consent  of  Deloitte  &  Touche  LLP,  filed  herewith.

    *             Designates  a  compensatory  plan.

     (b)     Reports  on  Form  8-K.

          None



                                                                    Exhibit 23.1

CONSENT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

We have issued our report dated February 22, 2002, accompanying the consolidated financial statements included in the Annual Report of Advantage Marketing Systems, Inc. on Form 10-KSB for the year ended December 31, 2001. We hereby consent to the incorporation by reference of said report in the Registration Statements of Advantage Marketing Systems Inc. on Forms S-8 (File No. 333-30438, effective February 15, 2000 and File No. 333-91401, effective November 23,
1999).

GRANT  THORNTON  LLP

Oklahoma  City,  Oklahoma
April  1,  2002


                                                                    Exhibit 23.2

INDEPENDENT  AUDITORS'  CONSENT


We  consent  to  the  incorporation  by  reference  in:

     (i) Registration Statement No. 333-30438 (Employee Stock Option Plan) on Form S-8, and
     (ii) Registration Statement No. 333-91491 (1995 Stock Option Plan) on Form S-8

of our report dated April 3, 2002, appearing in this Annual Report on Form 10-KSB of Advantage Marketing Systems, Inc. for the year ended December 31, 2001.

Deloitte  &  Touche  LLP
Oklahoma  City,  Oklahoma
April  1,  2002