Form 10-Q
period 2002-03-31
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 2002-05-13
CIK 841866

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission File Number: 001-13343

                        ADVANTAGE MARKETING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


              Oklahoma                                       73-1323256
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)


      2601 NW Expressway, Suite 1210W
         Oklahoma City, Oklahoma                               73112
 (Address of principal executive offices)                    (Zip Code)

                                 (405) 842-0131
              (Registrants' telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No [ ]

On May 10, 2002, we had outstanding 4,411,379 shares of our common stock, $.0001 par value.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                Table of Contents


Part I - Financial Information .............................................   3
Item 1.  Financial Statements ..............................................   3
         Condensed Consolidated Balance Sheets .............................   3
         Condensed Consolidated Statements of Income .......................   4
         Condensed Consolidated Statements of Cash Flows ...................   5
         Notes to Condensed Consolidated Financial Statements ..............   6
         Report of Independent Certified Public Accountants ................  11
Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................  12
Item 3. Quantitative and Qualitative Disclosures About Market Risk .........  15
Part II Other Information ..................................................  17
Item 1. Legal Proceedings ..................................................  17
Item 2. Changes in Securities and Use of Proceeds. .........................  17
Item 3. Defaults Upon Senior Securities ....................................  17
Item 4. Submission of Matters to a Vote of Security Holders. ...............  17
Item 5. Other Information ..................................................  17
Item 6. Exhibits and Reports on Form 8-K ...................................  17


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

      Certain statements under the caption "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates", "believes", "expects", "may", "will", or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business and acquisition strategies; changes in the network marketing industry and changes in consumer preferences; competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness; acceptance of new product offerings; changes in, or the failure to comply with, government regulations (especially food and drug laws and regulations); our ability to obtain financing for future acquisitions and other factors.

                          PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001


                                      ASSETS                                       MARCH 31,     DECEMBER 31,
                                                                                     2002            2001
                                                                                 ------------    ------------
                                                                                 (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents ...................................................   $  1,469,867    $    982,188
 Marketable securities, available for sale, at fair value ....................      1,674,817       1,663,650
 Receivables - net of allowance of $92,931 ...................................        267,295         331,961
 Receivable from affiliates ..................................................        100,000         100,000
 Prepaid income taxes ........................................................         99,120          99,120
 Inventory ...................................................................      1,124,081       1,335,451
 Deferred income taxes .......................................................         65,546          65,546
 Other assets ................................................................        226,468          81,830
                                                                                 ------------    ------------
              Total current assets ...........................................      5,027,194       4,659,746
 RECEIVABLES, Net ............................................................        801,912         850,371
 PROPERTY AND EQUIPMENT, Net .................................................      4,098,484       4,345,374
 GOODWILL, Net ...............................................................      4,189,941       4,195,295
 COVENANTS NOT TO COMPETE, Net ...............................................        292,617         306,717
 OTHER ASSETS ................................................................        305,860         314,901
                                                                                 ------------    ------------
 TOTAL .......................................................................   $ 14,716,008    $ 14,672,404
                                                                                 ============    ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable ............................................................   $    152,441    $     29,509
 Accrued commissions and bonuses .............................................        426,175         438,515
 Accrued other expenses ......................................................        156,369         147,044
 Accrued income tax ..........................................................         58,493              --
 Accrued sales tax liability .................................................        159,605         244,485
 Notes payable ...............................................................        604,737         579,860
 Capital lease obligations ...................................................        112,493         109,726
                                                                                 ------------    ------------
          Total current liabilities ..........................................      1,670,313       1,549,139
LONG-TERM LIABILITIES:
 Notes payable ...............................................................      2,184,334       2,320,063
 Capital lease obligations ...................................................        195,591         234,385
 Deferred income taxes .......................................................         24,168          23,639
                                                                                 ------------    ------------
         Total liabilities ...................................................      4,074,406       4,127,226
                                                                                 ------------    ------------
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY
Common stock - $.0001 par value; authorized 495,000,000 shares; issued
   4,884,174 and 4,882,174 shares, outstanding 4,411,379 and 4,409,379 shares,
   respectively ..............................................................            489             488
 Paid-in capital .............................................................     11,768,243      11,764,182
 Notes receivable for exercise of options ....................................        (31,088)        (31,088)
 Retained earnings ...........................................................      1,177,666       1,086,178
 Accumulated other comprehensive loss, net of tax ............................        (29,232)        (30,106)
                                                                                 ------------    ------------
          Total capital and retained earnings ................................     12,886,078      12,789,654
 Less cost of treasury stock (472,795 shares, common) ........................     (2,244,476)     (2,244,476)
                                                                                 ------------    ------------
          Total stockholders' equity .........................................     10,641,602      10,545,178
                                                                                 ------------    ------------
TOTAL ........................................................................   $ 14,716,008    $ 14,672,404
                                                                                 ============    ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE PERIODS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                            2002           2001
Net sales ............................................   $ 6,281,373    $ 7,095,890

Cost of sales ........................................     4,290,111      4,788,653
                                                         -----------    -----------

     Gross profit ....................................     1,991,262      2,307,237

Marketing, distribution and administrative expenses ..     1,847,605      2,319,582
                                                         -----------    -----------

     Income from operations ..........................       143,657        (12,345)

Other income (expense):

Interest and dividends, net ..........................       (21,342)        31,174

Other income, net ....................................        27,667          7,909
                                                         -----------    -----------

     Total other income (expense) ....................         6,325         39,083
                                                         -----------    -----------

Income before taxes ..................................       149,982         26,738

Income tax expense ...................................        58,493          9,091
                                                         -----------    -----------

Net income ...........................................   $    91,489    $    17,647
                                                         ===========    ===========

Net income per common share - basic ..................   $       .02    $       nil
                                                         ===========    ===========

Net income per common share - assuming dilution ......   $       .02    $       nil
                                                         ===========    ===========

Weighted average common shares outstanding - basic ...     4,409,690      4,354,001
                                                         ===========    ===========

Weighted average common shares outstanding -
    assuming dilution ................................     4,536,281      4,651,938
                                                         ===========    ===========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                             MARCH 31,      MARCH 31,
                                                                               2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................................   $    91,489    $    17,647

  Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
         Depreciation and amortization ..................................       233,669        262,922
         Gain on sale of assets .........................................       (25,336)            --
         Realized (gain) loss on sale of marketable securities ..........         2,102         (4,870)
         Deferred taxes .................................................            --          9,394
         Changes in assets and liabilities which provided (used) cash
           (not including the effect of  business acquisition):
           Receivables ..................................................       113,127        (22,959)
           Prepaid taxes ................................................            --        (90,000)
           Inventory ....................................................       211,370         67,950
           Other assets .................................................      (138,631)      (147,710)
           Accounts payable and accrued expenses ........................        93,529        134,009
                                                                            -----------    -----------
                Net cash provided by operating activities ...............       581,319        226,383
                                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ...................................       (64,356)      (579,839)
  Sales of property and equipment .......................................       125,400             --
  Purchases of marketable securities, available for sale ................       (11,867)       (37,661)
  Sales of marketable securities, available for sale ....................            --      1,950,000
  Acquisition of business, net of cash acquired .........................            --     (1,149,637)
  Payments of acquisition costs .........................................            --       (254,771)
  Repayment of receivable from affiliates ...............................            --          8,892
                                                                            -----------    -----------
               Net cash provided by (used in) investing activities ......        49,177        (63,016)
                                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ................................         4,062         22,000
  Proceeds from note payable ............................................            --        441,380
  Principal payment on notes payable ....................................      (110,852)       (59,634)
  Principal payment on capital lease obligations ........................       (36,027)       (30,461)
                                                                            -----------    -----------
                Net cash provided by (used in) financing activities .....      (142,817)       373,285
                                                                            -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...............................       487,679        536,652
CASH AND CASH EQUIVALENTS, BEGINNING ....................................       982,188         76,687
                                                                            -----------    -----------
CASH AND CASH EQUIVALENTS, ENDING .......................................   $ 1,469,867    $   613,339
                                                                            ===========    ===========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

1.   UNAUDITED INTERIM FINANCIAL STATEMENTS

          The unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended December 31, 2001.

          The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2002.

2.   SIGNIFICANT ACCOUNTING POLICIES

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This standard requires companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under the new rules, companies would only adjust the carrying amount of goodwill or indefinite life intangible assets upon an impairment of the goodwill or indefinite life intangible assets. The Company implemented these standards effective January 1, 2002. No impairment of goodwill resulted from this implementation, and there was no material impact on consolidated results of operations, financial position or cash flows.

          The table below shows the reconciliation between reported net income and earnings per share and adjusted net income and earnings per share, adjusted for goodwill amortization (tax-effected):

                                                       FOR THE THREE MONTHS ENDED
                                                                MARCH 31,
                                                       --------------------------
                                                           2002          2001
                                                       -----------    -----------
Reported net income ................................    $   91,489    $   17,647
Add back: Goodwill amortization ....................            --        35,433
                                                        ----------    ----------
Adjusted net income ................................    $   91,489    $   53,080
                                                        ==========    ==========

BASIC EARNINGS PER SHARE:
  Reported net income ..............................    $      .02    $       --
  Goodwill amortization ............................            --           .01
                                                        ----------    ----------
  Adjusted net income ..............................    $      .02    $      .01
                                                        ==========    ==========

DILUTED EARNINGS PER SHARE:
  Reported net income ..............................    $      .02    $       --
  Goodwill amortization ............................            --           .01
                                                        ----------    ----------
  Adjusted net income ..............................    $      .02    $      .01
                                                        ==========    ==========

          In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


     Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company implemented this standard effective January 1, 2002. Implementation did not have a material impact on consolidated results of operations, financial position, or cash flows.

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

          Net unrealized gains, net of tax, of approximately $874 were included in accumulated other comprehensive loss for the three months ended March 31, 2002.

4.   ACQUISITION

          On January 4, 2001 the Company and one of its wholly owned subsidiaries, LifeScience Technologies Holdings, acquired LifeScience Technologies Holding Limited Partnership, LifeScience Technologies Limited, LifeScience Technologies of Japan, LST Fullfillment Limited Partnership, and LifeScience Technologies of Canada, Inc. (the "LifeScience Technologies Acquisition"). The purchase price to the Company was approximately $1.2 million cash plus $41,667 per month or 5 % of LifeScience Technology product sales, whichever is greater, payable for 60 months commencing in January 2001. The seller, at its option, has the right to take shares of the Company's common stock at an option price of $3.00 per share in lieu of cash for the monthly payment. However, such option is limited to a total of 860,000 shares.

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


5.   NOTES PAYABLE

     Notes payable consists of the following:

                                                                  MARCH 31,  DECEMBER 31,
                                                                    2002         2001
                                                                ------------ ------------
Notes payable to RMS Limited Partnership, 7.5%
  effective rate, payable in 60 monthly installments (See
  Note 4) ...................................................   $  1,661,314 $  1,754,007
Note payable to bank, with interest at prime less .25%
  (4.5% at March 31, 2002 and December 31, 2001),
  payable in monthly installments of principal and
  interest, due on September 30, 2006, collateralized by
  warehouse and equipment ...................................      1,115,636    1,131,665
Other .......................................................         12,121       14,251
                                                                ------------ ------------
Total .......................................................      2,789,071    2,899,923
Less:  current maturities ...................................        604,737      579,860
                                                                ------------ ------------
Long-term notes payable .....................................   $  2,184,334 $  2,320,063
                                                                ============ ============

6.   EARNINGS PER SHARE

          Earnings per common share - basic is computed based upon net income divided by the weighted average number of common shares outstanding during each period. Earnings per common share - assuming dilution is computed based upon net income divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method.

          The following is a reconciliation of the common shares used in the calculations of earnings per common share - basic and earnings per common share - assuming dilution:

                                                         INCOME        SHARES       PER SHARE
                                                       (NUMERATOR)  (DENOMINATOR)     AMOUNT
                                                       -----------   -----------   -----------
Weighted average common shares outstanding:
For the three months ended March 31, 2002:
  Earnings per common share - basic:
     Income available to common stockholders .......   $    91,489     4,409,690   $       .02
                                                                                   ===========
  Earnings per common share - assuming dilution:
     Options .......................................            --       126,591
                                                       -----------   -----------
     Income available to common stockholders plus
        assumed conversions ........................   $    91,489     4,536,281   $       .02
                                                       ===========   ===========   ===========

For the three months ended March 31, 2001:
  Earnings per common share - basic:
     Income available to common stockholders .......   $    17,647     4,354,001   $       nil
                                                                                   ===========
  Earnings per common share - assuming dilution:
     Options .......................................            --       297,937
                                                       -----------   -----------
     Income available to common stockholders plus
        assumed conversions ........................   $    17,647     4,651,938   $       nil
                                                       ===========   ===========   ===========

          Options to purchase 684,805 shares of common stock at exercise prices ranging from $2.60 to $6.13 per share were outstanding at March 31, 2002 but were not included in the computation of earnings per

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


     common share - assuming dilution because the options' exercise price was greater than the average market price of the common shares.

          Options to purchase 431,174 shares of common stock at exercise prices ranging from $2.70 to $6.13 per share were outstanding at March 31, 2001 but were not included in the computation of earnings per common share - assuming dilution because the options' exercise price was greater than the average market price of the common shares.

          Warrants to purchase 1,874,768 shares of common stock at exercise prices ranging from $3.40 to $5.40 per share were outstanding at March 31, 2002 and 2001 but were not included in the computation of earnings per common share - assuming dilution because the warrants' exercise price was greater than the average market price of the common shares.

7.   COMMITMENTS AND CONTINGENCIES

          RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales continues to be dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 43.1% and 50.3% of net sales for the three months ended March 31, 2002 and 2001, respectively. One of the ingredients in the Company's AM-300 products is ephedra, an herb which contains naturally-occurring ephedrine. The Company's manufacturer uses a powdered extract of that herb when manufacturing AM-300. The Company markets AM-300 principally as an aid in weight management. The extract is an 8% extract which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. Ephedrine containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


          PRODUCT LIABILITY - The Company, like other marketers of products that are intended to be ingested, faces the inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company maintains a claims made policy, with limited (excluding ephedra) product liability insurance coverage. The limits of this coverage are $1,000,000 per occurrence and $4,000,000 in the aggregate. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the Company's product manufacturers carry product liability insurance which covers the Company's products. The Company has agreed to indemnify a supplier against claims arising from claims made by associates for products manufactured by the supplier and marketed by the Company. Although a product liability claim has not been asserted against the Company, such claims could result in material losses.

          LEGAL PROCEEDINGS - The Company was sued in Feather v. LifeScience Technologies, Ltd., Case No. C10-01-422, Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, on January 16, 2001. Plaintiff alleged that LifeScience Technologies breached a contract between the parties requiring LifeScience Technologies to pay plaintiff a master distributor fee and a monthly royalty fee upon LifeScience Technologies sales of adaptogen products. Plaintiff additionally alleged that LifeScience Technologies breached the contract by assigning the contract to the Company without his express written consent. On February 8, 2002, the Company executed a settlement agreement regarding this litigation with Mr. Feather. Pursuant to the settlement agreement, Mr. Feather will continue to receive a monthly royalty fee equal to 5% of the gross wholesale revenue derived from adaptogen products. No other payments have been or will be made to Mr. Feather. Company management expects a motion to dismiss the case with prejudice will be filed in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, in the near future.


                                     ******

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Advantage Marketing Systems, Inc.


      We have reviewed the accompanying condensed consolidated balance sheet of Advantage Marketing Systems, Inc. and Subsidiaries as of March 31, 2002, and the related condensed consolidated statements of income and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

      Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements, as of and for the period ended March 31, 2002, for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Advantage Marketing Systems, Inc. and Subsidiaries as of December 31, 2001 and the consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and, in our report dated February 22, 2002, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



GRANT THORNTON LLP


Oklahoma City, Oklahoma
April 28, 2002

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

      On January 4, 2001, we purchased the LifeScience Technologies ("LST") group of companies for $1.2 million in cash and a five year payment of $41,667 per month or 5% of the gross sales of LifeScience Technologies products, whichever is greater. The seller has the option to take up to 860,000 shares of common stock in lieu of cash at an option price of $3.00 per share. As a result of this acquisition we added 14 products and over 5,000 associates.

      Throughout this report, "net sales" represents the gross sales amounts reflected on our invoices to our associates less associate discounts, sales returns, and freight income. Beginning June 1, 2001, we adopted a new accounting policy, which requires billing customers a portion of freight costs, which is included in net sales. All of our products include a customer satisfaction guarantee. Our products may be returned within 30 days of purchase for a full refund or credit toward the purchase of another product. We also have a buy-back program whereby we repurchase products sold to an independent associate (subject to a restocking fee), provided the associate terminates his/her associateship agreement with us and returns the product within 12 months of original purchase in marketable condition. We receive our net sales price in cash or through credit card payments upon receipt of orders from associates. Our "gross profit" consists of net sales less (1) "commissions and bonuses", consisting of commission payments to associates based on their current associate level within their organization, and other one-time incentive cash bonuses to qualifying associates, (2) "cost of products", consisting of the prices we pay to our manufacturers for products and royalty overrides earned by qualifying associates on sales within their associate organizations and (3) "cost of shipping", consisting of costs related to shipments, duties and tariffs, freight expenses relating to shipment of products to associates, and similar expenses.

RESULTS OF OPERATIONS

      The following table sets forth, as a percentage of our net sales, selected results of operations for the three months ended March 31, 2002 and 2001. The selected results of operations are derived from our unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

                                                      FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                      ---------------------------------------------------------
                                                 2002                           2001
                                      --------------------------     --------------------------
                                        AMOUNT         PERCENT          AMOUNT         PERCENT
                                      -----------    -----------     -----------    -----------
Net sales .........................   $ 6,281,373          100.0%    $ 7,095,890          100.0%
                                      -----------    -----------     -----------    -----------
Cost of sales:
  Commissions and bonuses .........     2,598,046           41.4       2,967,435           41.8
  Cost of products ................     1,251,974           19.9       1,422,803           20.1
  Cost of shipping ................       440,091            7.0         398,415            5.6
                                      -----------    -----------     -----------    -----------
    Total cost of sales ...........     4,290,111           68.3       4,788,653           67.5
                                      -----------    -----------     -----------    -----------
  Gross profit ....................     1,991,262           31.7       2,307,237           32.5
Marketing, distribution and
  administrative expenses .........     1,847,605           29.4       2,319,582           32.7
                                      -----------    -----------     -----------    -----------
  Income (loss) from operations ...       143,657            2.3         (12,345)          (0.2)
                                                                                    ...........
Other income (expense):
Interest, net .....................       (21,342)          (0.3)         31,174            0.4
Other income (expense) ............        27,667            0.4           7,909            0.1
                                      -----------    -----------     -----------    -----------
  Total other income (expense) ....         6,325            0.1          39,083            0.5
                                      -----------    -----------     -----------    -----------
Income before taxes ...............       149,982            2.4          26,738            0.3
Tax expense .......................        58,493            0.9           9,091            0.1
                                      -----------    -----------     -----------    -----------
Net income ........................   $    91,489            1.5%    $    17,647            0.2%
                                      ===========    ===========     ===========    ===========

      We expect to continue to expand our network of independent associates, which may result in increased sales volume. However, there is no assurance that increased sales volume will be achieved through expansion of our network of independent associates or that, if sales volume increases, we will realize increased profitability.

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

      Our net sales during the three months ended March 31, 2002, decreased by $814,517, or 11.5%, to $6,281,373 from $7,095,890 during the three months ended
March 31, 2001.

      Our cost of sales during the three months ended March 31, 2002, decreased by $498,542, or 10.4%, to $4,290,111 from $4,788,653 during the same period in
2001. Total cost of sales, as a percentage of net sales, increased to 68.3% during the three months ended March 31, 2002 from 67.5% during the same period in 2001. The decrease in cost of sales was attributable to:

      o A decrease of $369,389 in associate commissions and bonuses due to the decreased level of sales;

      o A decrease of $170,829 in the cost of products sold due to consolidation of product lines; and

      o An increase of $41,676 in shipping costs primarily due to increased shipping rates by U.P.S. and U.S.P.S.

      The factors discussed above resulted in a decrease in gross profit of $315,975, or 13.7%, to $1,991,262 for the three months ended March 31, 2002 from $2,307,237 for the same period in 2001.

      Marketing, distribution and administrative expenses decreased $471,977, or 20.3%, to $1,847,605 during the three months ended March 31, 2002, from $2,319,582 during the same period in 2001. This decrease was primarily attributable to:

      o A decrease in staffing and related payroll costs of approximately $247,000 due to a reduction of staff related to the LifeScience Technologies acquisition;

      o Non-recurring expenses in 2001 of approximately $215,000 related to the operation of the LifeScience Technologies Florida offices and LifeScience Technologies California warehouse in January and February of 2001 plus the transition costs related to the LifeScience Technologies acquisition in January, 2001; and

      o A decrease in contract services of $60,000 from 2001, due to an increase in 2001 of our technical staff during the LifeScience Technologies acquisition transition.

      The marketing, distribution and administrative expenses as a percentage of net sales decreased to 29.4% during the three months ended March 31, 2002 from 32.7% during the same period in 2001. Management expects marketing, distribution and administrative expenses to continue at the current level.

      Our other income (reduced by other expense) decreased by $32,578 to net other income of $6,325 at March 31, 2002, from a net other income of $39,083 during the same period in 2001. This decrease was primarily attributable to a decrease in income of approximately $31,000 related to marketable securities.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". This standard requires companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under the new rules, companies would only adjust the carrying amount of goodwill or indefinite life intangible assets upon an impairment of the goodwill or indefinite life intangible assets. The Company implemented these standards effective January 1, 2002. No impairment of goodwill resulted from this implementation, and there was no material impact on consolidated results of operations, financial position or cash flows.

      The table below shows the reconciliation between reported net income and earnings per share and adjusted net income and earnings per share, adjusted for goodwill amortization (tax-effected):

                                                       FOR THE THREE MONTHS ENDED
                                                                MARCH 31,
                                                       --------------------------
                                                           2002          2001
                                                        ----------    ----------
Reported net income ................................    $   91,489    $   17,647
Add back: Goodwill amortization ....................            --        35,433
                                                        ----------    ----------
Adjusted net income ................................    $   91,489    $   53,080
                                                        ==========    ==========

BASIC EARNINGS PER SHARE:
  Reported net income ..............................    $      .02    $       --
  Goodwill amortization ............................            --           .01
                                                        ----------    ----------
  Adjusted net income ..............................    $      .02    $      .01
                                                        ==========    ==========

DILUTED EARNINGS PER SHARE:
  Reported net income ..............................    $      .02    $       --
  Goodwill amortization ............................            --           .01
                                                        ----------    ----------
  Adjusted net income ..............................    $      .02    $      .01
                                                        ==========    ==========

      In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company implemented this standard effective January 1, 2002. Implementation did not have a material impact on consolidated results of operations, financial position, or cash flows.

SEASONALITY

      No pattern of seasonal fluctuations exists due to the growth patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

LIQUIDITY AND CAPITAL RESOURCES

      Our primary source of liquidity has been cash provided by sales of our common stock, sales or our marketable securities and our operating activities. At March 31, 2002, we had working capital of $3,356,881, compared to $3,110,607 at December 31, 2001. We believe our cash and cash equivalents, current marketable securities, cash flows from operations and expected cash flows from financing activities will be sufficient to fund our working capital and capital expenditure needs over the foreseeable future. During the three months ended March 31, 2002, net cash provided by operating activities was $581,319, net cash provided by investing activities was $49,177 and net cash used in financing activities was $142,817. This represented a net increase in cash during this period of $487,679. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses.

      In 2001, we completed construction of a 23,346 square foot distribution and call center facility in Oklahoma City. This project was funded, in part, with bank loans of $980,000 for the land and building and $166,216 for the warehouse equipment. Both loans are with Bank One Oklahoma, N.A. and accrue interest at an annual rate of .25% under the prime rate.

      The following summarizes our contractual obligations at March 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                                                                  2006 AND
                                  TOTAL         2002         2003         2004         2005      THEREAFTER
                                ----------   ----------   ----------   ----------   ----------   ----------
Bank Loans and Notes (1) ....   $2,789,071   $  469,008   $  645,355   $  682,061   $  727,428   $  265,219
Capital Lease Obligations ...      358,838      109,268      143,344       61,824       44,402            0
Operating Leases ............      275,957      141,251       99,375       32,607        2,724            0
                                ----------   ----------   ----------   ----------   ----------   ----------
Total .......................   $3,423,866   $  719,527   $  888,074   $  776,492   $  774,554   $  265,219
                                ==========   ==========   ==========   ==========   ==========   ==========

(1)  See Note 5 to our financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our balance sheet includes marketable securities, which we believe are a conservative blend of income and growth investments resulting in moderate market risk. We invest in equity marketable securities to generate capital growth, and fixed-income marketable securities to provide current income. Because of the nature of these investments, total return and risk will be affected by both current interest rates and equity market movements. Our fixed income investments of approximately $1,400,000 are subject to interest risk only. We have approximately $260,000 of equity investments that are exposed to market risk.

      INTEREST RATE RISK. We currently maintain an investment portfolio of high-quality fixed-income marketable securities. All securities are available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders equity. We do not hedge our investment portfolio or our outstanding credit facility or other long-term indebtedness. Fixed-income investments with a maturity date of three months or less at the date of purchase are deemed to be cash equivalents. Any remaining fixed-income securities are considered short-term and mainly consist of investments in U.S. Treasury notes and bonds.

      The following table lists our cash equivalents and our short-term fixed-income marketable securities at March 31, 2002 and December 31, 2001:

                                   MARCH 31, 2002                                 DECEMBER 31, 2001
                  -----------------------------------------------  -----------------------------------------------
                      AVERAGE                           FAIR           AVERAGE                           FAIR
                  INTEREST RATE(1)       COST           VALUE      INTEREST RATE(1)      COST            VALUE
                  ----------------  -------------   -------------  ----------------  -------------   -------------
Cash equivalents..            --%    $  1,085,662   $   1,085,662              --%   $     975,835   $     975,835
Short-term
  Investments ....          6.13%         318,019         325,855            6.45%         418,269         429,965
                                     -------------  -------------                     ------------   -------------
                                     $   1,403,681  $   1,411,517                        1,394,104   $   1,405,800
                                     =============  =============                     =============  =============

(1) Average interest rate is calculated by taking the individual security interest rates multiplied by each investments' weighted average share of the total fixed-income marketable securities.

      Average interest rates for the quarter ended March 31, 2002 decreased .32% from December 31, 2001 due to the redemption of 100,000 units of 7.52% U.S. Government Agency securities, which represented 25% of our total fixed-income marketable securities at December 31, 2001.

      Fair value of the cash equivalents and fixed-income marketable securities increased $5,717 during the quarter ended March 31, 2002 to $1,411,517 from $1,405,800 at December 31, 2001. This increase was due to the purchase of cash equivalents of approximately $106,000, offset by the reduction of $100,000 relating to the redemption of 7.52% U.S. Government Agency securities.

      EQUITY MARKET RISKS. We currently maintain an investment portfolio of equity securities. All securities are available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders equity. We do not engage in hedging our equity portfolio or otherwise purchase derivative securities. Because of the quality of our portfolio and liquid nature of our equity investments, we do not consider the market risk related to these investments to be material. At March 31, 2002, our equity investments had a value of $263,299 compared to $257,850 at December 31, 2001, primarily due to increased stock prices of the preferred stock portion of equity investments in the first quarter of 2002.

      We attempt to manage our interest and market risk by evaluating and purchasing what we believe to be the best investment securities and rates of return available.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         We were sued in Feather v. LifeScience Technologies, Ltd., Case No. C10-01-422, Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, on January 16, 2001. Plaintiff alleged that LifeScience Technologies breached a contract between the parties requiring LifeScience Technologies to pay plaintiff a master distributor fee and a monthly royalty fee upon LifeScience Technologies sales of adaptogen products. Plaintiff additionally alleged that LifeScience Technologies breached the contract by assigning the contract to us without his express written consent. On February 8, 2002, we executed a settlement agreement regarding this litigation with Mr. Feather. Pursuant to the settlement agreement, Mr. Feather will continue to receive a monthly royalty fee equal to 5% of the gross wholesale revenue derived from adaptogen products. No other payments have been or will be made to Mr. Feather. We expect a motion to dismiss the case with prejudice will be filed in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, in the near future.

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

15 Letter of independent accountants as to unaudited interim financial information.

(b)      Form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   REGISTRANT:
                                   ADVANTAGE MARKETING SYSTEMS, INC.



Dated:  May 13, 2002
                                   By: /s/ REGGIE B. COOK
                                      ------------------------------------------
                                      Reggie B. Cook, Vice President and
                                      Chief Financial Officer

                                      (Duly Authorized Officer of Registrant and
                                      Principal Financial Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
3.1       The Registrant's Certificate of Incorporation, incorporated by reference to the Registration Statement on Form SB-2 (Registration No.
          333-47801) filed with the commission on March 11, 1998.

3.2 The Registrant's Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

15 Letter of independent accountants as to unaudited interim financial information.