Form 10-Q
period 2002-06-30
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 2002-08-12
CIK 841866

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              (X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 For the
                      quarterly period ended June 30, 2002

                                       or

         ( )TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                                   ACT OF 1934

                For the transition period from         to

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On July 31, 2002, we had outstanding 4,423,879 shares of our common stock, $.0001 par value.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002


                                Table of Contents


Part I - Financial Information .....................................................   3
Item 1.  Financial Statements. .....................................................   3
         Condensed Consolidated Balance Sheets .....................................   3
         Condensed Consolidated Statements of Income ...............................   4
         Condensed Consolidated Statements of Cash Flows ...........................   5
         Notes to Condensed Consolidated Financial Statements ......................   6
         Report of Independent Certified Public Accountants ........................  12
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations ..........................................................  13
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................  18
Part II  - Other Information .......................................................  19
Item 1.  Legal Proceedings. ........................................................  19
Item 2.  Changes in Securities and Use of Proceeds .................................  19
Item 3.  Defaults Upon Senior Securities ...........................................  19
Item 4.  Submission of Matters to a Vote of Security Holders .......................  19
Item 5.  Other Information .........................................................  19
Item 6.  Exhibits and Reports on Form 8-K ..........................................  19



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

                          PART I -FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001


                                        ASSETS                                    JUNE 30,       DECEMBER 31,
                                                                                   2002            2001
                                                                                ------------    ------------
                                                                               (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents ..................................................   $  1,379,393    $    982,188
 Marketable securities, available for sale, at fair value ...................      1,656,809       1,663,650
 Receivables - net of allowance of $0 and $92,931, respectively .............        239,424         331,961
 Receivable from affiliates .................................................        100,000         100,000
 Prepaid income taxes .......................................................         99,064          99,120
 Inventory ..................................................................      1,132,802       1,335,451
 Deferred income taxes ......................................................         65,546          65,546
 Other assets ...............................................................        288,990          81,830
                                                                                ------------    ------------
              Total current assets ..........................................      4,962,028       4,659,746
 RECEIVABLES, Net ...........................................................        787,757         850,371
 PROPERTY AND EQUIPMENT, Net ................................................      4,115,663       4,345,374
 GOODWILL, Net ..............................................................      3,788,374       4,195,295
 OTHER INTANGIBLES, Net .....................................................        674,729         306,717
 OTHER ASSETS ...............................................................        306,171         314,901
                                                                                ------------    ------------
 TOTAL ......................................................................   $ 14,634,722    $ 14,672,404
                                                                                ============    ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable ...........................................................   $    202,690    $     29,509
 Accrued commissions and bonuses ............................................        299,391         438,515
 Accrued other expenses .....................................................        163,822         147,044
 Accrued income tax .........................................................        107,996              --
 Accrued sales tax liability ................................................        155,297         244,485
 Notes payable ..............................................................        604,737         579,860
 Capital lease obligations ..................................................        112,493         109,726
                                                                                ------------    ------------
          Total current liabilities .........................................      1,646,426       1,549,139
LONG-TERM LIABILITIES:
 Notes payable ..............................................................      2,071,677       2,320,063
 Capital lease obligations ..................................................        165,936         234,385
 Deferred income taxes ......................................................         23,639          23,639
                                                                                ------------    ------------
         Total liabilities ..................................................      3,907,678       4,127,226
                                                                                ------------    ------------
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY
 Common stock - $.0001 par value; authorized 495,000,000 shares; issued
4,896,674 and 4,882,174 shares, outstanding 4,423,879 and 4,409,379 shares,
      respectively ..........................................................            490             488
 Paid-in capital ............................................................     11,793,241      11,764,182
 Notes receivable for exercise of options ...................................        (31,088)        (31,088)
 Retained earnings ..........................................................      1,255,093       1,086,178
 Accumulated other comprehensive loss, net of tax ...........................        (46,216)        (30,106)
                                                                                ------------    ------------
          Total capital and retained earnings ...............................     12,971,520      12,789,654
 Less cost of treasury stock (472,795 shares, common) .......................     (2,244,476)     (2,244,476)
                                                                                ------------    ------------
          Total stockholders' equity ........................................     10,727,044      10,545,178
                                                                                ------------    ------------
TOTAL .......................................................................   $ 14,634,722    $ 14,672,404
                                                                                ============    ============

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE PERIODS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                        ----------------------------    ----------------------------
                                                            2002            2001            2002            2001
                                                        ------------    ------------    ------------    ------------
Net sales ...........................................   $  5,865,850    $  7,140,458    $ 12,147,223    $ 14,236,348

Cost of sales .......................................      3,775,179       4,748,598       8,065,290       9,537,251
                                                        ------------    ------------    ------------    ------------

     Gross profit ...................................      2,090,671       2,391,860       4,081,933       4,699,097

Marketing, distribution and administrative expenses:
  Marketing .........................................        467,062         397,241         967,069         878,431
  Distribution and administrative ...................      1,441,132       1,690,751       2,788,731       3,529,143
                                                        ------------    ------------    ------------    ------------
  Total marketing, distribution and administrative
      expenses ......................................      1,908,194       2,087,992       3,755,800       4,407,574
                                                        ------------    ------------    ------------    ------------

     Income from operations .........................        182,477         303,868         326,133         291,523

Other income (expense):

Interest and dividends, net .........................        (18,769)        (28,560)        (40,111)          2,614

Other, net ..........................................        (36,779)         (2,227)         (9,112)          5,682
                                                        ------------    ------------    ------------    ------------

     Total other income (expense) ...................        (55,548)        (30,787)        (49,223)          8,296
                                                        ------------    ------------    ------------    ------------

Income before taxes .................................        126,929         273,081         276,910         299,819

Income tax expense ..................................         49,502         107,722         107,995         116,813
                                                        ------------    ------------    ------------    ------------

Net income ..........................................   $     77,427    $    165,359    $    168,915    $    183,006
                                                        ============    ============    ============    ============

Net income per common share - basic .................   $        .02    $        .04    $        .04    $        .04
                                                        ============    ============    ============    ============

Net income per common share - assuming dilution .....   $        .02    $        .04    $        .04    $        .04
                                                        ============    ============    ============    ============

Weighted average common shares outstanding - basic ..      4,439,566       4,364,885       4,423,495       4,359,413
                                                        ============    ============    ============    ============

Weighted average common shares outstanding -
    assuming dilution ...............................      4,590,275       4,704,696       4,562,357       4,677,782
                                                        ============    ============    ============    ============


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                                       JUNE 30,
                                                                               --------------------------
                                                                                  2002           2001
                                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................................   $   168,915    $   183,006

  Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization .....................................       468,629        523,842
         Realized loss on sale of marketable securities ....................         4,630          5,414
         Deferred taxes ....................................................            --          9,394
         (Gain) loss on sale of property and equipment .....................        13,209         (1,771)
         Changes in assets and liabilities which provided (used) cash (not including the effect of  business acquisition):
           Receivables .....................................................       155,151        (63,102)
           Prepaid taxes ...................................................            --        (90,000)
           Inventory .......................................................       202,649        322,226
           Other assets ....................................................      (194,688)      (376,173)
           Accounts payable and accrued expenses ...........................        69,642        (59,284)
                                                                               -----------    -----------
                Net cash provided by operating activities ..................       888,137        453,552
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ......................................      (490,392)    (1,191,351)
  Sales of property and equipment ..........................................       283,238          2,229
  Purchases of marketable securities, available for sale ...................       (23,648)       (50,584)
  Sales of marketable securities, available for sale .......................            --      1,950,000
  Acquisition of business, net of cash acquired ............................            --     (1,149,637)
  Payments of acquisition costs ............................................            --       (333,906)
  Repayment of receivable from affiliates ..................................            --         57,092
                                                                               -----------    -----------
               Net cash used in investing activities .......................      (230,802)      (716,157)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ...................................        29,061         57,000
  Proceeds from note payable ...............................................            --        940,710
  Principal payment on notes payable .......................................      (223,509)      (149,387)
  Principal payment on capital lease obligations ...........................       (65,682)       (64,794)
                                                                               -----------    -----------
                Net cash provided by (used in) financing activities ........      (260,130)       783,529
                                                                               -----------    -----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS .................................       397,205        520,924
CASH AND CASH EQUIVALENTS, BEGINNING .......................................       982,188         76,687
                                                                               -----------    -----------
CASH AND CASH EQUIVALENTS, ENDING ..........................................   $ 1,379,393    $   597,611
                                                                               ===========    ===========


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

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

                  The table below shows the reconciliation between reported net income and earnings per share and adjusted net income and earnings per share, adjusted for goodwill amortization (tax-effected):

                                      FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                JUNE 30,                   JUNE 30,
                                      --------------------------   -----------   -----------
                                          2002          2001          2002          2001
                                       -----------   -----------   -----------   -----------
Reported net income ................   $    77,427   $   165,359   $   168,915   $   183,006
Add back:  Goodwill amortization ...            --        58,087            --       116,174
                                       -----------   -----------   -----------   -----------
Adjusted net income ................   $    77,427   $   223,446   $   168,915   $   299,180
                                       ===========   ===========   ===========   ===========

BASIC EARNINGS PER SHARE:
  Reported net income ..............   $       .02   $       .04   $       .04   $       .04
  Goodwill amortization ............            --           .01            --           .03
                                       -----------   -----------   -----------   -----------
  Adjusted net income ..............   $       .02   $       .05   $       .04   $       .07
                                       ===========   ===========   ===========   ===========

DILUTED EARNINGS PER SHARE:
  Reported net income ..............   $       .02   $       .04   $       .04   $       .04
  Goodwill amortization ............            --           .01            --           .02
                                       -----------   -----------   -----------   -----------
  Adjusted net income ..............   $       .02   $       .05   $       .04   $       .06
                                       ===========   ===========   ===========   ===========


                  In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued and is effective for fiscal years beginning after December 15, 2001. SFAS No.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


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

                  Net unrealized loss, net of tax, included in accumulated other comprehensive loss for the three and six months ended June 30, 2002 was approximately $17,000 and $16,000, respectively.

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

   5.    NOTES PAYABLE

          Notes payable consists of the following:

                                                                             JUNE 30,     DECEMBER 31,
                                                                               2002          2001
                                                                            -----------   -----------
              Notes payable to RMS Limited Partnership, 7.5%
                effective rate, payable in 60 monthly installments (See
                Note 4) .................................................   $ 1,566,872   $ 1,754,007
              Note payable to bank, with interest at prime less .25%
                (4.5% at June 30, 2002 and December 31, 2001),
                payable in monthly installments of principal and
                interest, due on September 30, 2006, collateralized by
                warehouse and equipment .................................     1,099,556     1,131,665
              Other .....................................................         9,986        14,251
                                                                            -----------   -----------
              Total .....................................................     2,676,414     2,899,923
              Less:  current maturities .................................       604,737       579,860
                                                                            -----------   -----------
              Long-term notes payable ...................................   $ 2,071,677   $ 2,320,063
                                                                            ===========   ===========

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                  The following is a reconciliation of the common shares used in the calculations of earnings per common share - basic and earnings per common share - assuming dilution:

                                                                                        INCOME         SHARES       PER SHARE
                                                                                      (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                                                     ------------   -------------  ------------
            Weighted average common shares outstanding: For the three months ended June 30, 2002:
              Earnings per common share:
                 Income available to common stockholders .........................   $     77,427      4,439,566   $        .02
                                                                                                                   ============
              Earnings per common share - assuming dilution:
                 Options .........................................................             --        150,709             $-
                                                                                     ------------   ------------   ------------
                 Income available to common stockholders plus
                    assumed conversions ..........................................   $     77,427      4,590,275   $        .02
                                                                                     ============   ============   ============

            For the three months ended June 30, 2001: Earnings per common share:
                 Income available to common stockholders .........................   $    165,359      4,364,885   $        .04
                                                                                                                   ============
              Earnings per common share - assuming dilution:
                 Options .........................................................             --        339,811   $         --
                                                                                     ------------   ------------   ------------
                 Income available to common stockholders plus
                    assumed conversions ..........................................   $    165,359      4,704,696   $        .04
                                                                                     ============   ============   ============

            For the six months ended June 30, 2002: Earnings per common share:
                 Income available to common stockholders .........................   $    168,915      4,423,495   $        .04
                                                                                                                   ============
              Earnings per common share - assuming dilution:
                 Options .........................................................             --        138,862   $         --
                                                                                     ------------   ------------   ------------
                 Income available to common stockholders plus
                    assumed conversions ..........................................   $    168,915      4,562,357   $        .04
                                                                                     ============   ============   ============

            For the six months ended June 30, 2001: Earnings per common share:
                 Income available to common stockholders .........................   $    183,006      4,359,413   $        .04
                                                                                                                   ============
              Earnings per common share - assuming dilution:
                 Options .........................................................             --        318,369   $         --
                                                                                     ------------   ------------   ------------
                 Income available to common stockholders plus
                    assumed conversions ..........................................   $    183,006      4,677,782   $        .04
                                                                                     ============   ============   ============

                  Options to purchase 693,376 shares of common stock at exercise prices ranging from $2.60 to $6.13 per share and 472,004 shares of common stock at exercise prices ranging from $3.00 to $6.13 per share were outstanding at June 30, 2002 and 2001, respectively, but were not included in the computation of earnings per common share - assuming dilution for the three month ended because the options' exercise price was greater than the average market price of the common shares.

                  Options to purchase 693,376 shares of common stock at exercise prices ranging from $2.60 to $6.13 per share and 428,998 shares of common stock at exercise prices ranging from $3.00 to $6.13 per share were outstanding at June 30, 2002 and 2001, respectively, but were not included in the computation of earnings per common share - assuming dilution for the six months ended because the options' exercise price was greater than the average market price of the common shares.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                  Warrants to purchase 1,874,768 shares of common stock at exercise prices ranging from $3.40 to $5.40 per share were outstanding at June 30, 2002 and 2001 but were not included in the computation of earnings per common share - assuming dilution for the three or six months ended because the warrants' exercise price was greater than the average market price of the common shares.

                  As part of the LifeScience Technologies Acquisition, the sellers receive monthly cash payments in an amount equal to the greater of $41,667 or 5% of LifeScience Technologies product sales. The sellers may elect to take each monthly payment in shares of common stock rather than cash at $3.00 per share exercise price, but cannot acquire more than 860,000 shares pursuant to elections. To date the sellers have not elected to take stock rather than cash. None of the shares of common stock subject to this election right were included in the computation of earnings per common share - assuming dilution for the six months ended June 30, 2001 or 2002 because the exercise price was greater than the average market price of the common shares.

7.       COMMITMENTS AND CONTINGENCIES

                  RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales continues to be dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 44.6% and 53.5% of net sales for the six months ended June 30, 2002 and 2001, respectively. One of the ingredients in the Company's AM-300 products is ephedra, an herb which contains naturally-occurring ephedrine. The Company's manufacturer uses a powdered extract of that herb when manufacturing AM-300. The Company markets AM-300 principally as an aid in weight management. The extract is an 8% extract which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. Ephedrine containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                  PRODUCT LIABILITY - The Company, like other marketers of products that are intended to be ingested, face the inherent risk of exposure to product liability claims in the event that the use of our products results in injury. The Company maintains a claims made policy, with limited (excluding ephedra) product liability insurance coverage. The limits of this coverage are $1,000,000 per occurrence and $4,000,000 aggregate. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the Company's product manufacturers carry product liability insurance which covers the Company's products. The Company has agreed to indemnify a supplier against claims arising from claims made by associates for products manufactured by the supplier and marketed by the Company. Although a product liability claim has not been asserted against the Company, such claims could result in material losses.

                  LEGAL PROCEEDINGS - The Company was sued in Feather v. LifeScience Technologies, Ltd., Case No. C10-01-422, Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, on January 16, 2001. Plaintiff alleged that LifeScience Technologies breached a contract between the parties requiring LifeScience Technologies to pay plaintiff a master distributor fee and a monthly royalty fee upon LifeScience Technologies sales of adaptogen products. Plaintiff additionally alleged that LifeScience Technologies breached the contract by assigning the contract to the Company without his express written consent. On February 8, 2002, the Company executed a settlement agreement regarding this litigation with Mr. Feather. Pursuant to the settlement agreement, Mr. Feather will continue to receive a monthly royalty fee equal to 5% of the gross wholesale revenue derived from adaptogen products. No other payments have been or will be made to Mr. Feather. The case was dismissed with prejudice on July 3, 2002.


                                     ******

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Advantage Marketing Systems, Inc.


     We have reviewed the accompanying condensed consolidated balance sheet of Advantage Marketing Systems, Inc. and Subsidiaries as of June 30, 2002, and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2002 and 2001, and the statement of cash flows for the six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Advantage Marketing Systems, Inc. and Subsidiaries as of December 31, 2001 and the consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein) and, in our report dated February 22, 2002, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects.



GRANT THORNTON LLP


Oklahoma City, Oklahoma
July 25, 2002

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

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of our net sales, selected results of operations for the three and six months ended June 30, 2002 and 2001. The selected results of operations are derived from our unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

                                          FOR THE THREE MONTHS ENDED                      FOR THE SIX MONTHS ENDED
                                 ---------------------------------------------   --------------------------------------------
                                                    JUNE 30,                                        JUNE 30,
                                 ---------------------------------------------   --------------------------------------------
                                            2002                     2001                   2002                    2001
                                 ---------------------   ---------------------   ---------------------   --------------------
                                   AMOUNT      PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT    PERCENT
                                 ------------  -------   ------------  -------   ------------  -------   ------------ -------
Net Sales ...................... $  5,865,850    100.0%  $  7,140,458    100.0%  $ 12,147,223    100.0%  $ 14,236,348   100.0%
                                 ------------  -------   ------------  -------   ------------  -------   ------------ -------
Cost of sales:
  Commissions and bonuses ......    2,379,851     40.6      3,010,598     42.2      4,977,898     41.0      5,978,033    42.0
  Cost of products .............      959,885     16.4      1,586,452     22.2      2,211,859     18.2      3,009,255    21.1
  Cost of shipping .............      435,443      7.4        151,548      2.1        875,533      7.2        549,963     3.9
                                 ------------  -------   ------------  -------   ------------  -------   ------------ -------
    Total cost of sales ........    3,775,179     64.4      4,748,598     66.5      8,065,290     66.4      9,537,251    67.0
                                 ------------  -------   ------------  -------   ------------  -------   ------------ -------
  Gross profit .................    2,090,671     35.6      2,391,860     33.5      4,081,933     33.6      4,699,097    33.0
Marketing, distribution and
  administrative expenses:
  Marketing ....................      467,062      7.9        397,241      5.5        967,069      8.0        878,431     6.2
  Distribution and
    administrative .............    1,441,132     24.6      1,690,751     23.7      2,788,731     23.0      3,529,143    24.8
                                 ------------  -------   ------------  -------   ------------  -------   ------------ -------
  Total marketing, distribution
    and administrative
    expenses ...................    1,908,194     32.5      2,087,992     29.2      3,755,800     31.0      4,407,574    31.0
                                 ------------  -------   ------------  -------   ------------  -------   ------------ -------
  Income (loss) from operations       182,477      3.1        303,868      4.3        326,133      2.6        291,523     2.0
Other income (expense):
Interest, net ..................      (18,769)    (0.3)       (28,560)    (0.5)       (40,111)    (0.3)         2,614     0.0
Other income (expense) .........      (36,779)    (0.6)        (2,227)     0.0         (9,112)    (0.1)         5,682     0.1
                                 ------------  -------   ------------  -------   ------------  -------   ------------ -------
  Total other income (expense) .      (55,548)    (0.9)       (30,787)    (0.5)       (49,223)    (0.4)         8,296     0.1
                                 ------------  -------   ------------  -------   ------------  -------   ------------ -------
Income before taxes ............      126,929      2.2        273,081      3.8        276,910      2.2        299,819     2.1
Tax expense ....................       49,502      0.9        107,722      1.5        107,995      0.8        116,813     0.8
                                 ------------  -------   ------------  -------   ------------  -------   ------------ -------
Net income ..................... $     77,427      1.3%  $    165,359      2.3%  $    168,915      1.4%  $    183,006     1.3%
                                 ============  =======   ============  =======   ============  =======   ============ =======

     We expect to continue to expand our network of independent associates, which may result in increased sales volume. However, there is no assurance that increased sales volume will be achieved through expansion of our network of independent associates or that, if sales volume increases, we will realize increased profitability.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     Our net sales during the three months ended June 30, 2002 decreased by $1,274,608, or 17.9%, to $5,865,850 from $7,140,458 during the three months ended June 30, 2001.

     Our cost of sales during the three months ended June 30, 2001 decreased by $973,419, or 20.5%, to $3,775,179 from $4,748,598 during the same period in
2001. Total cost of sales, as a percentage of net sales, decreased to 64.4% during the three months ended June 30, 2002 from 66.5% during the same period in 2001. The decrease in cost of sales was attributable to:

o A decrease of $630,747 in associate commissions and bonuses due to the decreased level of sales;

o A decrease of $626,567 in the cost of products sold due to the consolidation of product lines; and

o An increase of $283,895 in shipping costs primarily due to increased shipping rates by U.P.S. and U.S.P.S.

     The factors discussed above resulted in a decrease in gross profit of $301,189, or 12.6%, to $2,090,671 for the three months ended June 30, 2002 from $2,391,860 for the same period in 2001.

     Marketing, distribution and administrative expenses decreased $179,798, or 8.6%, to $1,908,194 during the three months ended June 30, 2002, from $2,087,992 during the same period in 2001. This decrease was primarily attributable to:

o A decrease in depreciation and amortization expense of approximately $58,000 due to cessation of goodwill amortization in 2002 per FASB 142 (See Note 2 to our financial statements);

o Non-recurring expenses in 2001 of approximately $29,000 related to the operation of the LifeScience Technologies Florida offices and LifeScience Technologies California warehouse in January and February of 2001 plus the transition costs related to the LifeScience Technologies acquisition in January, 2001; and

o A decrease in contract services of $106,000 from 2001, due to an increase in 2001 of our technical staff during the LifeScience Technologies acquisition transition.

     The marketing, distribution and administrative expenses as a percentage of net sales increased to 32.5% during the three months ended June 30, 2002 from 29.2% during the same period in 2001. Management expects marketing, distribution and administrative expenses to continue at or near the current level.

     Our other expense (reduced by other income) increased by $24,761 to net other expense of $55,548 at June 30, 2002, from a net other expense of $30,787 during the same period in 2001. This increase was primarily attributable to a loss on sale of assets of approximately $38,000.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     Our net sales during the six months ended June 30, 2002 decreased by $2,089,125, or 14.7%, to $12,147,223 from $14,236,348 during the six months ended June 30, 2001.

     Our cost of sales during the six months ended June 30, 2002 decreased by $1,471,961, or 15.4%, to $8,065,290 from $9,537,251 during the same period in
2001. Total cost of sales, as a percentage of net sales decreased to 66.4% during the six months ended June 30, 2002, from 67.0% during the same period in 2001. This decrease was attributed to:

o A decrease of $1,000,135 in distributor commissions and bonuses due to the decreased level of sales;

o A decrease of $797,396 in the cost of products sold due to the consolidation of product lines; and

o An increase of $325,570 in shipping expenses primarily due to increased shipping rates by U.P.S. and U.S.P.S.

     The factors discussed above resulted in a decrease in gross profit of $617,164, or 13.1%, to $4,081,933 for the six months ended June 30, 2002 from $4,699,097 for the same period in 2001.

     Marketing, distribution and administrative expenses decreased $651,774, or 14.8%, to $3,755,800 during the six months ended June 30, 2002, from $4,407,574 during the same period in 2001. This decrease was primarily attributable to:

o        A decrease in promotion costs of approximately $103,000;

o A decrease in staffing and related payroll cost of approximately $220,000 due to a reduction in staff related to the LifeScience Technologies acquisition;

o Non-recurring expenses in 2001 of approximately $244,000 related to the operation of the LifeScience Technologies Florida offices and LifeScience Technologies California warehouse in January and February of 2001, plus the transition costs related to the LifeScience Technologies acquisition in January 2001;

o A decrease in depreciation and amortization expense of approximately $116,000, due to cessation of goodwill amortization in 2002 per FASB 142 (See Note 2 to our financial statements); and

o A decrease in contract services for 2001 of approximately $240,000 incurred to supplement the Company's technical staff during the LifeScience Technologies acquisition transition.

     The marketing, distribution and administrative expenses as a percentage of net sales remained flat at 31.0% during the six months ended June 30, 2002 compared to the same period in 2001.

     Our other income (reduced by other expense) decreased by $57,518 to net other expense of $49,223 at June 30, 2002, from a net other income of $8,295 during the same period in 2001. This decrease was primarily due to:

o A decrease in investment income of $27,000 related to marketable securities offset by an increase in interest income of $18,000;

o A decrease in collection of written off accounts receivable of $25,000 related to collection of old, outstanding debt;

o An increase in interest expense of $8,000 related to the warehouse and equipment loans (See Note 5 to our financial statements); and

o        A loss on sale of assets of $14,000.

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

     The table below shows the reconciliation between reported net income and earnings per share and adjusted net income and earnings per share, adjusted for goodwill amortization (tax-effected):

                                        FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                               ENDED                       ENDED
                                              JUNE 30,                   JUNE 30,
                                     -------------------------   -------------------------
                                        2002          2001          2002          2001
                                     -----------   -----------   -----------   -----------
Reported net income ..............   $    77,427   $   165,359   $   168,915   $   183,006
Add back:  Goodwill amortization .            --        58,087            --       116,174
                                     -----------   -----------   -----------   -----------
Adjusted net income ..............   $    77,427   $   223,446   $   168,915   $   299,180
                                     ===========   ===========   ===========   ===========

BASIC EARNINGS PER SHARE:
  Reported net income ............   $       .02   $       .04   $       .04   $       .04
  Goodwill amortization ..........            --           .01            --           .03
                                     -----------   -----------   -----------   -----------
  Adjusted net income ............   $       .02   $       .05   $       .04   $       .07
                                     ===========   ===========   ===========   ===========

DILUTED EARNINGS PER SHARE:
  Reported net income ............   $       .02   $       .04   $       .04   $       .04
  Goodwill amortization ..........            --           .01            --           .02
                                     -----------   -----------   -----------   -----------
  Adjusted net income ............   $       .02   $       .05   $       .04   $       .06
                                     ===========   ===========   ===========   ===========

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

SEASONALITY

     No pattern of seasonal fluctuations exists due to the patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity has been cash provided by our operating activities, sales of our common stock, and sales of our marketable securities. At June 30, 2002, we had working capital of $3,315,602, compared to $3,110,607 at December 31, 2001. We believe our cash and cash equivalents, current marketable securities, cash flows from operations and expected cash flows from financing activities will be sufficient to fund our working capital and capital expenditure needs over the foreseeable future. During the six months ended June 30, 2002, net cash provided by operating activities was $888,137, net cash used in investing activities was $230,802 and net cash used in financing activities was $260,130. This represented a net increase in cash during this period of $397,205. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses.

     In 2001, we completed construction of a 23,346 square foot distribution and call center facility in Oklahoma City. This project was funded, in part, with bank loans of $980,000 for the land and building and $166,216 for the warehouse equipment. Both loans are with Bank One Oklahoma, N.A. and accrue interest at an annual rate of .25% under the prime rate.

     The loans contain covenants restricting us from various activities without written consent of Bank One, the most significant of which restrict us from:

     o    Transferring, selling or otherwise disposing of any assets;

     o Making any loans to any persons or entity in excess of $500,000 in the aggregate;

     o Engaging in any merger or acquisition in which we are not the surviving corporation;

     o    Changing executive management personnel; and

     o    Purchasing or acquiring any interest in any other entity.

     The loans also contain financial covenants requiring us to maintain:

     o Tangible Net Worth (total assets excluding intangible assets less total liabilities excluding subordinated debt) of at least $5,500,000;

     o Debt coverage ratio (net income plus amortization, depreciation and interest expense, divided by current maturities of long term debt and capital leases plus interest expense) of at least 125%; and

     o Debt to EBITDA ratio (current and long term maturities of debt and capital leases, divided by net income plus amortization, depreciation, income tax and interest expense) of less than 250% through December 31, 2002, less than 225% for 2003 and less than 200% thereafter.

The following summarizes our contractual obligations at June 30, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                                                                             2006 AND
                                          TOTAL         2002          2003          2004        2005        THEREAFTER
                                        ----------     --------     --------      --------     --------     ----------
Bank Loans and Notes (1) ..........     $2,676,414     $356,351     $645,355      $682,061     $727,428      $265,219
Capital Lease Obligations .........        329,184       79,614      143,344        61,824       44,402             0
Operating Leases ..................        230,551       95,845       99,375        32,607        2,724             0
                                        ----------     --------     --------      --------     --------      --------
Total .............................     $3,236,149     $531,810     $888,074      $776,492     $774,554      $265,219
                                        ==========     ========     ========      ========     ========      ========

(1)  See Note 5 to our financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our balance sheet includes marketable securities, which we believe are a conservative blend of income and growth investments resulting in moderate market risk. We invest in equity marketable securities to generate capital growth, and fixed-income marketable securities to provide current income. Because of the nature of these investments, total return and risk will be affected by both current interest rates and equity market movements. Our fixed income investments of approximately $1,200,000 are subject to interest risk only. We have approximately $460,000 of equity investments that are exposed to market risk.

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

     The following table lists our cash equivalents and our short-term fixed-income marketable securities at June 30, 2002 and December 31, 2001:

                                        JUNE 30, 2002                                        DECEMBER 31, 2001
                   ---------------------------------------------------   ---------------------------------------------------
                        AVERAGE                             FAIR              AVERAGE                              FAIR
                   INTEREST RATE (1)         COST           VALUE        INTEREST RATE (1)         COST            VALUE
                   ------------------    -------------   -------------   ------------------    -------------   -------------
Cash equivalents                   --%   $     589,309   $     589,309                   --%   $     975,835   $     975,835
Short-term
  Investments ..                 6.17%         603,019         610,548                 6.45%         418,269         429,965
                                         -------------   -------------                         -------------   -------------
                                         $   1,192,328   $   1,199,857                         $   1,394,104   $   1,405,800
                                         =============   =============                         =============   =============

(1) Average interest rate is calculated by taking the individual security interest rates multiplied by each investments' weighted average share of the total fixed-income marketable securities.

     Average interest rates for the six months ended June 30, 2002 decreased ..28% from December 31, 2001 due to the redemption of 100,000 units of 7.52% U.S. Government Agency securities in the first quarter 2002, which represented 25% of our total fixed-income marketable securities at December 31, 2001.

     Fair value of the cash equivalents and fixed-income marketable securities decreased $205,943 during the six months ended June 30, 2002 to $1,199,857 from $1,405,800 at December 31, 2001. This decrease was due to: a reduction of short-term investments of approximately $132,000, along with the redemption in the first quarter 2002 of fixed-income securities resulting in a reduction of $100,00, partially offset by the purchase of fixed-income securities net of amounts due brokers of $32,000.

     EQUITY MARKET RISKS. We currently maintain an investment portfolio of equity securities. All securities are available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders equity. We do not engage in hedging our equity portfolio or otherwise purchase derivative securities. Because of the quality of our portfolio and liquid nature of our equity investments, we do not consider the market risk related to these investments to be material. At June 30, 2002, our equity investments had a value of $456,952 compared to $257,850 at December 31, 2001, primarily due to the purchase of mutual fund equity investments in the second quarter of 2002.

     We attempt to manage our interest and market risk by evaluating and purchasing what we believe to be the best investment securities and rates of return available.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         We were sued in Feather v. LifeScience Technologies, Ltd., Case No. C10-01-422, Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida, on January 16, 2001. Plaintiff alleged that LifeScience Technologies breached a contract between the parties requiring LifeScience Technologies to pay plaintiff a master distributor fee and a monthly royalty fee upon LifeScience Technologies sales of adaptogen products. Plaintiff additionally alleged that LifeScience Technologies breached the contract by assigning the contract to us without his express written consent. On February 8, 2002, we executed a settlement agreement regarding this litigation with Mr. Feather. Pursuant to the settlement agreement, Mr. Feather will continue to receive a monthly royalty fee equal to 5% of the gross wholesale revenue derived from adaptogen products. No other payments have been or will be made to Mr. Feather. The case was dismissed with prejudice on July 3, 2002.

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



                                          ADVANTAGE MARKETING SYSTEMS, INC.


Dated: August 12, 2002                    By: /s/ REGGIE B. COOK
                                              Reggie B. Cook, Vice President and
                                              Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
------      -----------
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