Form 10-Q
period 2002-09-30
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 2002-11-01
CIK 841866

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2002

                                       or

         ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                                   ACT OF 1934

                For the transition period from _______ to _______

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                               Yes [ ] No [X]


On October 31, 2002, we had outstanding 4,423,879 shares of our common stock, $.0001 par value.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002


                                Table of Contents


Part I --  Financial Information..........................................................   3
Item 1.    Financial Statements...........................................................   3
           Condensed Consolidated Balance Sheets..........................................   3
           Condensed Consolidated Statements of Operations................................   4
           Condensed Consolidated Statements of Cash Flows................................   5
           Notes to Condensed Consolidated Financial Statements...........................   6
           Report of Independent Certified Public Accountants.............................  13
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations.....................................................................  14
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................  19
Item 4.    Controls and Procedures........................................................  20
Part II -- Other Information..............................................................  21
Item 1.    Legal Proceedings..............................................................  21
Item 2.    Changes in Securities and Use of Proceeds......................................  21
Item 3.    Defaults Upon Senior Securities................................................  21
Item 4.    Submission of Matters to a Vote of Security Holders............................  21
Item 5.    Other Information..............................................................  21
Item 6.    Exhibits and Reports on Form 8-K...............................................  21


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the caption "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates", "believes", "expects", "may", "will", or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. The actual results of the Company or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; the ability of the Company to implement its business and acquisition strategies; changes in the network marketing industry and changes in consumer preferences; competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness; acceptance of new product offerings; changes in, or the failure to comply with, government regulations (especially food and drug laws and regulations); the ability of the Company to obtain financing for future acquisitions; and other factors.

                         PART I --FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


                                     ASSETS                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                       2002               2001
                                                                                   -------------      ------------
                                                                                    (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents ...................................................      $ 1,462,613       $   982,188
 Marketable securities, available for sale, at fair value ....................        1,581,354         1,663,650
 Receivables -- net of allowance of $0 and $92,931, respectively .............          396,468           331,961
 Receivable from affiliates ..................................................          100,000           100,000
 Prepaid income taxes ........................................................          113,905            99,120
 Inventory ...................................................................        1,031,427         1,335,451
 Deferred income taxes .......................................................           65,546            65,546
 Other assets ................................................................          265,892            81,830
                                                                                    -----------       -----------
              Total current assets ...........................................        5,017,205         4,659,746
 RECEIVABLES, Net ............................................................          524,433           850,371
 PROPERTY AND EQUIPMENT, Net .................................................        3,937,154         4,345,374
 GOODWILL, Net ...............................................................        3,788,374         4,195,295
 OTHER INTANGIBLES, Net ......................................................          655,275           306,717
 OTHER ASSETS ................................................................          324,271           314,901
                                                                                    -----------       -----------
 TOTAL .......................................................................      $14,246,712       $14,672,404
                                                                                    ===========       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable ............................................................      $   149,957       $    29,509
 Accrued commissions and bonuses .............................................          378,602           438,515
 Accrued other expenses ......................................................          246,472           147,044
 Accrued sales tax liability .................................................          145,545           244,485
 Notes payable ...............................................................          603,038           579,860
 Capital lease obligations ...................................................          112,118           109,726
                                                                                    -----------       -----------
          Total current liabilities ..........................................        1,635,732         1,549,139
LONG-TERM LIABILITIES:
 Notes payable ...............................................................        1,958,895         2,320,063
 Capital lease obligations ...................................................          151,173           234,385
 Deferred income taxes .......................................................           23,639            23,639
                                                                                    -----------       -----------
         Total liabilities ...................................................        3,769,439         4,127,226
                                                                                    -----------       -----------
COMMITMENTS AND CONTINGENCIES (NOTES 7 & 8)
STOCKHOLDERS' EQUITY
 Common stock - $.0001 par value; authorized 495,000,000 shares; issued
      4,896,674 and 4,882,174 shares, outstanding 4,423,879 and 4,409,379
      shares, respectively ...................................................              490               488
 Paid-in capital .............................................................       11,793,241        11,764,182
 Notes receivable for exercise of options ....................................          (31,088)          (31,088)
 Retained earnings ...........................................................        1,059,980         1,086,178
 Accumulated other comprehensive loss, net of tax ............................         (100,874)          (30,106)
                                                                                    -----------       -----------
          Total capital and retained earnings ................................       12,721,749        12,789,654
 Less cost of treasury stock (472,795 shares, common) ........................       (2,244,476)       (2,244,476)
                                                                                    -----------       -----------
          Total stockholders' equity .........................................       10,477,273        10,545,178
                                                                                    -----------       -----------
TOTAL ........................................................................      $14,246,712       $14,672,404
                                                                                    ===========       ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                          ---------------------------       -----------------------------
                                                             2002             2001              2002              2001
                                                          ----------       ----------       -----------       -----------
Net sales ..........................................      $5,525,701       $7,142,367       $17,672,924       $21,839,062

Cost of sales ......................................       3,850,247        4,735,504        11,915,537        14,733,102
                                                          ----------       ----------       -----------       -----------

     Gross profit ..................................       1,675,454        2,406,863         5,757,387         7,105,960

Marketing, distribution and administrative expenses:
  Marketing ........................................         612,114          697,592         1,579,183         1,576,023
  Distribution and administrative ..................       1,376,142        1,671,928         4,164,873         5,201,070
                                                          ----------       ----------       -----------       -----------
  Total marketing, distribution and administrative
      expenses .....................................       1,988,256        2,369,520         5,744,056         6,777,093
                                                          ----------       ----------       -----------       -----------

     Income (loss) from operations .................        (312,802)          37,343            13,331           328,867

Other income (expense):

Interest and dividends, net ........................          (4,355)         (16,018)          (44,466)          (13,404)

Other, net .........................................          (2,700)           6,803           (11,812)           12,485
                                                          ----------       ----------       -----------       -----------

     Total other income (expense)  .................          (7,055)          (9,215)          (56,278)             (919)
                                                          ----------       ----------       -----------       -----------

Income (loss) before taxes .........................        (319,857)          28,128           (42,947)          327,948

Income tax expense (benefit)  ......................        (124,744)          16,423           (16,749)          133,236
                                                          ----------       ----------       -----------       -----------

Net income (loss)  .................................      $ (195,113)      $   11,705       $   (26,198)      $   194,712
                                                          ==========       ==========       ===========       ===========

Net income (loss) per common share -- basic ........      $     (.04)      $      .00       $      (.01)      $       .04
                                                          ==========       ==========       ===========       ===========

Net income (loss) per common share -- assuming
    dilution .......................................      $     (.04)      $      .00       $      (.01)      $       .04
                                                          ==========       ==========       ===========       ===========

Weighted average common shares outstanding --
    basic ..........................................       4,423,879        4,393,059         4,417,037         4,369,438
                                                          ==========       ==========       ===========       ===========

Weighted average common shares outstanding --
    assuming dilution ..............................       4,423,879        4,737,747         4,417,037         4,692,763
                                                          ==========       ==========       ===========       ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                                        SEPTEMBER 30,
                                                                                -----------------------------
                                                                                   2002              2001
                                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ......................................................      $   (26,198)      $   194,712

  Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization ...................................          704,409           775,250
         Realized loss on sale of marketable securities ..................            6,862             7,844
         Deferred taxes ..................................................               --            14,730
         (Gain) loss on sale of property and equipment ...................           17,448            (1,771)
         Changes in assets and liabilities which provided (used) cash (not including the effect of  business acquisition):
           Receivables ...................................................          111,432            (1,959)
           Prepaid taxes .................................................            1,964           (90,000)
           Inventory .....................................................          304,024           343,914
           Other assets ..................................................         (156,670)         (320,338)
           Accounts payable and accrued expenses .........................           44,273           (82,126)
                                                                                -----------       -----------
                Net cash provided by operating activities ................        1,007,544           840,256
                                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ....................................         (533,648)       (1,778,055)
  Sales of property and equipment ........................................          284,438             2,229
  Purchases of marketable securities, available for sale .................       (1,271,579)          (71,567)
  Sales of marketable securities, available for sale .....................        1,233,419         1,950,000
  Acquisition of business, net of cash acquired ..........................               --        (1,149,637)
  Payments of acquisition costs ..........................................               --          (371,450)
  Advances on notes receivable ...........................................         (190,000)               --
  Repayment of receivable from affiliates ................................          340,000            61,255
                                                                                -----------       -----------
                Net cash used in investing activities ....................         (137,370)       (1,357,225)
                                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .................................           29,061           209,500
  Purchase of treasury stock .............................................               --          (153,000)
  Proceeds from note payable .............................................               --         1,090,811
  Principal payment on notes payable .....................................         (337,991)         (240,801)
  Principal payment on capital lease obligations .........................          (80,819)          (11,170)
                                                                                -----------       -----------
                Net cash provided by (used in) financing activities ......         (389,749)          895,340
                                                                                -----------       -----------


NET INCREASE  IN CASH AND CASH EQUIVALENTS ...............................          480,425           378,371
CASH AND CASH EQUIVALENTS, BEGINNING .....................................          982,188            76,687
                                                                                -----------       -----------
CASH AND CASH EQUIVALENTS, ENDING ........................................      $ 1,462,613       $   455,058
                                                                                ===========       ===========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


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

               The table below shows the reconciliation between reported net income (loss) and earnings (loss) per share and adjusted net income
           (loss) and earnings (loss) per share, adjusted for goodwill amortization (tax-effected):

                                                   FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                  ---------------------------      --------------------------
                                                      2002             2001          2002              2001
                                                   ---------          -------      --------          --------
           Reported net income (loss) .......      $(195,113)         $11,705      $(26,198)         $194,712
           Add back: Goodwill amortization ..             --           58,087            --           174,261
                                                   ---------          -------      --------          --------
           Adjusted net income (loss) .......      $(195,113)         $69,792      $(26,198)         $368,973
                                                   =========          =======      ========          ========

           BASIC EARNINGS (LOSS) PER SHARE:
             Reported net income (loss)  ....      $    (.04)         $   .00      $   (.01)         $    .04
             Goodwill amortization ..........             --              .01            --               .04
                                                   ---------          -------      --------          --------
             Adjusted net income (loss)  ....      $    (.04)         $   .01      $   (.01)         $    .08
                                                   =========          =======      ========          ========

           DILUTED EARNINGS (LOSS) PER SHARE:
             Reported net income (loss)  ....      $    (.04)         $   .00      $   (.01)         $    .04
             Goodwill amortization ..........             --              .01            --               .04
                                                   ---------          -------      --------          --------
             Adjusted net income (loss)  ....      $    (.04)         $   .01      $   (.01)         $    .08
                                                   =========          =======      ========          ========

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


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

               Net unrealized loss, net of tax, included in accumulated other comprehensive loss for the three and nine months ended September 30, 2002 was $54,658 and $70,768, respectively.

    4.     ACQUISITION

               On January 4, 2001 the Company and one of its wholly owned subsidiaries, LifeScience Technologies Holdings, acquired LifeScience Technologies Holding Limited Partnership, LifeScience Technologies Limited, LifeScience Technologies of Japan, LST Fullfillment Limited Partnership, and LifeScience Technologies of Canada, Inc. (the "LifeScience Technologies Acquisition"). The purchase price to the Company was approximately $1.2 million cash plus $41,667 per month or 5 % of LifeScience Technology product sales, whichever is greater, payable for 60 months commencing in January 2001. The seller, at its option, has the right to take shares of the Company's common stock at an option price of $3.00 per share in lieu of cash for the monthly payment. However, such option is limited to a total of 860,000 shares. No shares were taken as of September 30, 2002.

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


      5.   NOTES PAYABLE

               Notes payable consists of the following:

                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           2002            2001
                                                                       -------------    ------------
         Notes payable to RMS Limited Partnership, 7.5%
           effective rate, payable in 60 monthly installments (See
           Note 4)  ..............................................      $1,470,649      $1,754,007
         Note payable to bank, with interest at prime less .25%
           (4.5% at September 30, 2002 and December 31, 2001),
           payable in monthly installments of principal and
           interest, due on September 30, 2006, collateralized by
           warehouse and equipment ...............................       1,083,436       1,131,665
         Other ...................................................           7,848          14,251
                                                                        ----------      ----------
         Total ...................................................       2,561,933       2,899,923
         Less: current maturities ................................         603,038         579,860
                                                                        ----------      ----------
         Long-term notes payable .................................      $1,958,895      $2,320,063
                                                                        ==========      ==========

     6.    EARNINGS (LOSS) PER SHARE

               Earnings (loss) per common share -- basic is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period. Earnings (loss) per common share -- assuming dilution is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


               The following is a reconciliation of the common shares used in the calculations of earnings (loss) per common share -- basic and earnings (loss) per common share -- assuming dilution:

                                                               INCOME (LOSS)      SHARES      PER SHARE
                                                                (NUMERATOR)    (DENOMINATOR)    AMOUNT
                                                               -------------   -------------  ----------
          For the three months ended September 30, 2002:
            Loss per common share:
            Loss available to common stockholders .........      $(195,113)      4,423,879      $(.04)
                                                                                                =====
            Loss per common share -- assuming dilution:
               Options ....................................             --              --      $  --
                                                                 ---------       ---------      -----
               Loss available to common stockholders plus
                  assumed conversions .....................      $(195,113)      4,423,879      $(.04)
                                                                 =========       =========      =====

          For the three months ended September 30, 2001:
            Earnings per common share:
               Income available to common stockholders ....      $  11,705       4,393,059      $  --
                                                                                                =====
            Earnings per common share -- assuming dilution:
               Options ....................................             --         344,688      $  --
                                                                 ---------       ---------      -----
               Income available to common stockholders plus
                  assumed conversions .....................      $  11,705       4,737,747      $  --
                                                                 =========       =========      =====

          For the nine months ended September 30, 2002:
            Loss per common share:
               Loss available to common stockholders ......      $ (26,198)      4,417,037      $(.01)
                                                                                                =====
            Loss per common share -- assuming dilution:
               Options ....................................             --              --      $  --
                                                                 ---------       ---------      -----
               Loss available to common stockholders plus
                  assumed conversions .....................      $ (26,198)      4,417,037      $(.01)
                                                                 =========       =========      =====

          For the nine months ended September 30, 2001:
            Earnings per common share:
               Income available to common stockholders ....      $ 194,712       4,369,438      $ .04
                                                                                                =====
            Earnings per common share -- assuming dilution:
               Options ....................................             --         323,325      $  --
                                                                 ---------       ---------      -----
               Income available to common stockholders plus
                  assumed conversions .....................      $ 194,712       4,692,763      $ .04
                                                                 =========       =========      =====

             Options to purchase 1,183,691 shares of common stock at exercise prices ranging from $3.00 to $6.13 per share were outstanding at September 30, 2001, but were not included in the computation of earnings per common share -- assuming dilution for the three months ended because the options' exercise price was greater than the average market price of the common shares.

                Options to purchase 1,193,691 shares of common stock at exercise prices ranging from $3.00 to $6.13 per share were outstanding at September 30, 2001, but were not included in the computation of earnings per common share - assuming dilution for the nine months ended because the options' exercise price was greater than the average market price of the common shares.

                 For the three and nine months ended September 30, 2002, all options were antidilutive and therefore, not included in the computation of loss per common share or loss per common share -- assuming dilution.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                Warrants to purchase 1,874,768 shares of common stock at exercise prices ranging from $3.40 to $5.40 per share were outstanding at September 30, 2002 and 2001 but were not included in the computation of earnings per common share - assuming dilution for the three or nine months ended because the warrants' exercise price was greater than the average market price of the common shares.

               As part of the LifeScience Technologies Acquisition, the sellers receive monthly cash payments in an amount equal to the greater of $41,667 or 5% of LifeScience Technologies product sales. The sellers may elect to take each monthly payment in shares of common stock rather than cash at $3.00 per share exercise price, but cannot acquire more than 860,000 shares pursuant to elections. To date the sellers have not elected to take stock rather than cash. None of the shares of common stock subject to this election right were included in the computation of earnings per common share -- assuming dilution for the three or nine months ended September 30, 2002 or 2001 because the exercise price was greater than the average market price of the common shares.

  7.       COMMITMENTS AND CONTINGENCIES

               RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales continues to be dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 44.0% and 52.8% of net sales for the nine months ended September 30, 2002 and 2001, respectively. One of the ingredients in the Company's AM-300 products is ephedra, an herb which contains naturally-occurring ephedrine. The Company's manufacturer uses a powdered extract of that herb when manufacturing AM-300. The Company markets AM-300 principally as an aid in weight management. The extract is an 8% extract which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. Ephedrine containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


               PRODUCT LIABILITY - The Company, like other marketers of products that are intended to be ingested, faces the inherent risk of exposure to product liability claims in the event that the use of our products results in injury. The Company maintains a claims-made policy, with limited (excluding ephedra) product liability insurance coverage. The limits of this coverage are $1,000,000 per occurrence and $4,000,000 in the aggregate. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the Company's product manufacturers carry product liability insurance which covers the Company's products. The Company has agreed to indemnify a supplier against claims arising from claims made by associates for products manufactured by the supplier and marketed by the Company. Although product liability claims have been asserted against the Company, none have resulted in material losses. Future product liability claims could result in material losses.

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

  8.       JOINT MARKETING AGREEMENT

               On August 30, 2002, the Company entered into a joint marketing agreement with PrimeBuy Network.com, Inc. ("PrimeBuy") for a period of two years, after which either party may terminate the agreement with thirty days written notice. The terms of the agreement are as follow:

               - PrimeBuy associates will be enrolled as the Company's associates, subject to the same policies, procedures, rules and compensation plans;

               - PrimeBuy will market and sell the Company's products to fulfill PrimeBuy's monthly autoship requirements;

               - The PrimeBuy downline will be maintained independently, with PrimeBuy being the first level of record associate to the Company;

               - The Company's customer service and warehouse personnel will process all orders and paper work necessary to add PrimeBuy associates to the Company's system, and fulfill autoships and other orders; and

               - In the event of default by PrimeBuy, no attempt will be made by PrimeBuy, its affiliates, employees or any other related party to remove, cross sponsor or cancel any autoships of the PrimeBuy downline.

               In consideration for these efforts, PrimeBuy will be paid a monthly marketing fee for the Company's products sold through the PrimeBuy downline. This monthly fee will be 8.25% of wholesale volume on sales up to $250,000; 10.0% of wholesale volume on sales from $250,000 to $500,000; and 12.5% of wholesale volume on sales over $500,000.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                In addition to the joint marketing agreement, PrimeBuy borrowed $200,000 from the Company, the obligation for which is evidenced by a promissory note secured by the tangible assets of PrimeBuy. This note has a term of eighteen months, and accrues interest at an annual rate of 6%, with monthly principal and interest payments due commencing October 31, 2002, and continuing on the same day each calendar month thereafter. At September 30, 2002, the balance of this note receivable was $190,000, with interest accrued and payable of $940.



                                     ******

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Advantage Marketing Systems, Inc.


    We have reviewed the accompanying condensed consolidated balance sheet of Advantage Marketing Systems, Inc. and Subsidiaries as of September 30, 2002, and the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2002 and 2001, and the statement of cash flows for the nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


Oklahoma City, Oklahoma
October 16, 2002

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

    On January 4, 2001, we purchased the LifeScience Technologies group of companies for $1.2 million in cash and a five year payment of $41,667 per month or 5% of the gross sales of LifeScience Technologies products, whichever is greater. The seller has the option to take up to 860,000 shares of common stock in lieu of cash at an option price of $3.00 per share. As a result of this acquisition we added 14 products and over 5,000 associates.

    We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

    Throughout this report, "net sales" represents the gross sales amounts reflected on our invoices to our associates less associate discounts, sales returns, and freight income. Beginning June 1, 2001, we adopted a new billing policy, which requires billing customers a portion of freight costs, which is included in net sales. All of our products include a customer satisfaction guarantee. Our products may be returned within 30 days of purchase for a full refund or credit toward the purchase of another product. We also have a buy-back program whereby we repurchase products sold to an independent associate (subject to a restocking fee), provided the associate terminates his/her associateship agreement with us and returns the product within 12 months of original purchase in marketable condition. We receive our net sales price in cash or through credit card payments upon receipt of orders from associates. Our "gross profit" consists of net sales less (1) "commissions and bonuses", consisting of commission payments to associates based on their current associate level within their organization, and other one-time incentive cash bonuses to qualifying associates, (2) "cost of products", consisting of the prices we pay to our manufacturers for products and royalty overrides earned by qualifying associates on sales within their associate organizations and (3) "cost of shipping", consisting of costs related to shipments, duties and tariffs, freight expenses relating to shipment of products to associates, and similar expenses.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This standard requires companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under the new rules, companies would only adjust the carrying amount of goodwill or indefinite life intangible assets upon an impairment of the goodwill or indefinite life intangible assets. We implemented these standards effective January 1, 2002. No impairment of goodwill resulted from this implementation, and there was no material impact on consolidated results of operations, financial position or cash flows.

    We write down our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management's assumptions, additional inventory write-downs could be required. Likewise, a favorable future demand and market conditions could positively impact future operating results if written-off inventory is sold.

    We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies". SFAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable than an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonable estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. Many legal and tax contingencies can take years to resolve. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. However, an adverse outcome in these matters could have a material impact on our results of operations, financial condition and cash flows.

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of our net sales, selected results of operations for the three and nine months ended September 30, 2002 and 2001. The selected results of operations are derived from our unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

                                               FOR THE THREE MONTHS ENDED                       FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                                   SEPTEMBER 30,
                                      ---------------------------------------------   ---------------------------------------------
                                               2002                    2001                    2002                    2001
                                      ---------------------   ---------------------   ---------------------   ---------------------
                                         AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT
                                      ------------  -------   ------------  -------   ------------  -------   ------------  -------
Net Sales ..........................  $  5,525,701   100.0%   $  7,142,367   100.0%   $ 17,672,924   100.0%   $ 21,839,062   100.0%
                                      ------------   -----    ------------   -----    ------------   -----    ------------   -----
Cost of sales:
  Commissions and bonuses ..........     2,296,013    41.6       2,949,372    41.3       7,273,909    41.1       8,927,405    40.9
  Cost of products .................     1,103,507    20.0       1,275,776    17.9       3,315,367    18.8       4,285,031    19.6
  Cost of shipping .................       450,727     8.1         510,356     7.1       1,326,261     7.5       1,520,666     7.0
                                      ------------   -----    ------------   -----    ------------   -----    ------------   -----
    Total cost of sales ............     3,850,247    69.7       4,735,504    66.3      11,915,537    67.4      14,733,102    67.5
                                      ------------   -----    ------------   -----    ------------   -----    ------------   -----
  Gross profit .....................     1,675,454    30.3       2,406,863    33.7       5,757,387    32.6       7,105,960    32.5
Marketing, distribution and
  administrative expenses:
  Marketing ........................       612,114    11.1         697,592     9.8       1,579,183     8.9       1,576,023     7.2
  Distribution and
    administrative .................     1,376,142    24.9       1,671,928    23.4       4,164,873    23.6       5,201,070    23.8
                                      ------------   -----    ------------   -----    ------------   -----    ------------   -----
  Total marketing, distribution
    and administrative expenses ....     1,988,256    36.0       2,369,520    33.2       5,744,056    32.5       6,777,093    31.0
                                      ------------   -----    ------------   -----    ------------   -----    ------------   -----
  Income (loss) from operations ....      (312,802)   (5.7)         37,343     0.5          13,331     0.1         328,867     1.5
Other income (expense):
Interest, net ......................        (4,355)   (0.1)        (16,018)   (0.2)        (44,466)   (0.2)        (13,404)   (0.1)
Other income (expense)  ............        (2,700)   (0.0)          6,803     0.1         (11,812)   (0.1)         12,485     0.1
                                      ------------   -----    ------------   -----    ------------   -----    ------------   -----
  Total other income (expense) .....        (7,055)   (0.1)         (9,215)   (0.1)        (56,278)   (0.3)           (919)    0.0
                                      ------------   -----    ------------   -----    ------------   -----    ------------   -----
Income (loss) before taxes .........      (319,857)   (5.8)         28,128     0.4         (42,947)   (0.2)        327,948     1.5
Tax expense (benefit) ..............      (124,744)   (2.3)         16,423     0.2         (16,749)   (0.1)        133,236     0.6
                                      ------------   -----    ------------   -----    ------------   -----    ------------   -----
Net income (loss)  .................  $   (195,113)   (3.5)%  $     11,705     0.2%   $    (26,198)   (0.1)%  $    194,712     0.9%
                                      ============   =====    ============   =====    ============   =====    ============   =====

    We expect to continue to expand our network of independent associates, which may result in increased sales volume. However, there is no assurance that increased sales volume will be achieved through expansion of our network of independent associates or that, if sales volume increases, we will realize increased profitability.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

    Our net sales during the three months ended September 30, 2002 decreased by $1,616,666, or 22.6%, to $5,525,701 from $7,142,367 during the three months ended September 30, 2001. The sales decrease is due to the decrease in recruiting experienced by the Company in 2002. The Company is currently developing and implementing a new marketing strategy to reverse the downward recruiting trend, and increase sales.

    Our cost of sales during the three months ended September 30, 2001 decreased by $885,257, or 18.7%, to $3,850,247 from $4,735,504 during the same period in
2001. Total cost of sales, as a percentage of net sales, increased to 69.7% during the three months ended September 30, 2002 from 66.3% during the same period in 2001. As revenue decreases, the ratio of fixed to variable costs will cause an increase in cost of sales as a percentage of net sales. The decrease in cost of sales was attributable to:

    - A decrease of $653,359 in associate commissions and bonuses due to the decreased level of sales;

    - A decrease of $172,269 in the cost of products sold due to the consolidation of product lines; and

    - A decrease of $59,629 in shipping costs primarily due to the decreased level of sales.

    The factors discussed above resulted in a decrease in gross profit of $731,409, or 30.4%, to $1,675,454 for the three months ended September 30, 2002 from $2,406,863 for the same period in 2001.

    Marketing, distribution and administrative expenses decreased $381,264, or 16.1%, to $1,988,256 during the three months ended September 30, 2002, from $2,369,520 during the same period in 2001. This decrease was primarily attributable to:

    -   A decrease in promotion costs of approximately $97,000;

    - A decrease in depreciation and amortization expense of approximately $58,000 due to cessation of goodwill amortization in 2002 per FASB 142 (See Note 2 to our financial statements);

    - A decrease in contract services of $106,000 from 2001, due to an increase in 2001 of our technical staff during the LifeScience Technologies acquisition transition; and

    - A decrease of approximately $130,000 in other variable costs such as postage, telephone, bank service charges and supplies.

    The marketing, distribution and administrative expenses as a percentage of net sales increased to 36.0% during the three months ended September 30, 2002 from 33.2% during the same period in 2001. Management expects marketing, distribution and administrative expenses to continue at or near the current level through year-end.

    Our other expense (reduced by other income) decreased by $2,160 to net other expense of $7,055 for the three months ended September 30, 2002, from a net other expense of $9,215 during the same period in 2001. This decrease was primarily due to an increase in interest income net of interest expense of approximately $1,400.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

    Our net sales during the nine months ended September 30, 2002 decreased by $4,166,138, or 19.1%, to $17,672,924 from $21,839,062 during the nine months ended September 30, 2001. The sales decrease is due to the decrease in recruiting experienced by the Company in 2002. The Company is currently developing and implementing a new marketing strategy to reverse the downward recruiting trend, and increase sales.

    Our cost of sales during the nine months ended September 30, 2002 decreased by $2,817,565, or 19.1%, to $11,915,537 from $14,733,102 during the same period in 2001. Total cost of sales, as a percentage of net sales remained virtually flat at 67.4% during the nine months ended September 30, 2002, compared to 67.5% during the same period in 2001. This decrease was attributed to:

    - A decrease of $1,653,496 in distributor commissions and bonuses due to the decreased level of sales;

    - A decrease of $969,664 in the cost of products sold due to the consolidation of product lines; and

    - A decrease of $194,405 in shipping expenses primarily due to the decreased level of sales.

    The factors discussed above resulted in a decrease in gross profit of $1,348,573, or 19.0%, to $5,757,387 for the nine months ended September 30, 2002 from $7,105,960 for the same period in 2001.

    Marketing, distribution and administrative expenses decreased $1,033,037, or 15.2%, to $5,744,056 during the nine months ended September 30, 2002, from $6,777,093 during the same period in 2001. This decrease was primarily attributable to:

    -   A decrease in promotion costs of approximately $200,000;

    - A decrease in staffing and related payroll cost of approximately $251,000 due to a reduction in staff related to the LifeScience Technologies acquisition;

    - Non-recurring expenses in 2001 of approximately $255,000 related to the operation of the LifeScience Technologies Florida offices and LifeScience Technologies California warehouse in January and February of 2001, plus the transition costs related to the LifeScience Technologies acquisition in January 2001;

    - A decrease in depreciation and amortization expense of approximately $102,000, due to cessation of goodwill amortization in 2002 per FASB 142 (See Note 2 to our financial statements);

    - A decrease in contract services for 2001 of approximately $172,000 incurred to supplement the Company's technical staff during the LifeScience Technologies acquisition transition; and

    - A decrease of approximately $130,000 in other variable costs such as postage, telephone, bank service charges and supplies.

    The marketing, distribution and administrative expenses as a percentage of net sales increased to 32.5% during the nine months ended September 30, 2002 from 31.0% during the same period in 2001. Management expects marketing, distribution and administrative expenses to continue at or near the current level through year-end.

    Our other expense (reduced by other income) increased by $55,359 to net other expense of $56,278 for the nine months ended September 30, 2002, from a net other expense of $919 during the same period in 2001. This increase was primarily due to:

    - A decrease in investment income of $33,000 related to marketable securities offset by an increase in interest income of $19,000;

    - A decrease in collection of written off accounts receivable of $9,000 related to collection of old, outstanding debt;

    - An increase in interest expense of $8,000 related to the warehouse and equipment loans (See Note 5 to our financial statements); and

    -   A loss on sale of assets of $21,000.

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

    The table below shows the reconciliation between reported net income (loss) and earnings (loss) per share and adjusted net income (loss) and earnings (loss) per share, adjusted for goodwill amortization (tax-effected):

                                                       FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                               ENDED                        ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                     -------------------------    -------------------------
                                                        2002           2001          2002           2001
                                                     ----------     ----------    ----------     ----------
           Reported net income (loss) ...........    $ (195,113)    $   11,705    $  (26,198)    $  194,712
           Add back:  Goodwill amortization .....            --         58,087            --        174,261
                                                     ----------     ----------    ----------     ----------
           Adjusted net income (loss) ...........    $ (195,113)    $   69,792    $  (26,198)    $  368,973
                                                     ==========     ==========    ==========     ==========

           BASIC EARNINGS (LOSS) PER SHARE:
             Reported net income (loss) .........    $     (.04)    $      .00    $     (.01)    $      .04
             Goodwill amortization ..............            --            .01            --            .04
                                                     ----------     ----------    ----------     ----------
             Adjusted net income (loss) .........    $     (.04)    $      .01    $     (.01)    $      .08
                                                     ==========     ==========    ==========     ==========

           DILUTED EARNINGS (LOSS) PER SHARE:
             Reported net income (loss) .........    $     (.04)    $      .00    $     (.01)    $      .04
             Goodwill amortization ..............            --            .01            --            .04
                                                     ----------     ----------    ----------     ----------
             Adjusted net income (loss) .........    $     (.04)    $      .01    $     (.01)    $      .08
                                                     ==========     ==========    ==========     ==========

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

LIQUIDITY AND CAPITAL RESOURCES

    Our primary source of liquidity has been cash provided by our operating activities, sales of our common stock, and sales of our marketable securities. At September 30, 2002, we had working capital of $3,381,473, compared to $3,110,607 at December 31, 2001. We believe our cash and cash equivalents, current marketable securities, cash flows from operations and expected cash flows from financing activities will be sufficient to fund our working capital and capital expenditure needs over the foreseeable future. During the nine months ended September 30, 2002, net cash provided by operating activities was $1,007,544, net cash used in investing activities was $137,370 and net cash used in financing activities was $389,749. This represented a net increase in cash during this period of $480,425. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses.

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

    The loans contain covenants restricting us from various activities without written consent of Bank One, the most significant of which restrict us from:

    -   Transferring, selling or otherwise disposing of any assets;

    - Making any loans to any persons or entity in excess of $500,000 in the aggregate;

    - Engaging in any merger or acquisition in which we are not the surviving corporation;

    -   Changing executive management personnel; and

    -   Purchasing or acquiring any interest in any other entity.

The loans also contain financial covenants requiring us to maintain:

    - Tangible Net Worth (total assets excluding intangible assets less total liabilities excluding subordinated debt) of at least $5,500,000;

    - Debt coverage ratio (net income plus amortization, depreciation and interest expense, divided by current maturities of long term debt and capital leases plus interest expense) of at least 125%; and

    - Debt to EBITDA ratio (current and long term maturities of debt and capital leases, divided by net income plus amortization, depreciation, income tax and interest expense) of less than 250% through December 31, 2002, less than 225% for 2003 and less than 200% thereafter.

    The following summarizes our contractual obligations at September 30, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                                                                                2006 AND
                                      TOTAL           2002           2003           2004           2005        THEREAFTER
                                    ----------     ----------     ----------     ----------     ----------     ----------
Bank Loans and Notes (1) ......     $2,561,932     $  241,869     $  645,355     $  682,061     $  727,428     $  265,219
Capital Lease Obligations .....        314,046         64,476        143,344         61,824         44,402              0
Operating Leases ..............        175,067         40,361         99,375         32,607          2,724              0
                                    ----------     ----------     ----------     ----------     ----------     ----------
Total .........................     $3,051,045     $  346,706     $  888,074     $  776,492     $  774,554     $  265,219
                                    ==========     ==========     ==========     ==========     ==========     ==========

(1)  See Note 5 to our financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our balance sheet includes marketable securities, which we believe are a conservative blend of income and growth investments resulting in moderate market risk. We invest in equity marketable securities to generate capital growth, and fixed-income marketable securities to provide current income. Because of the nature of these investments, total return and risk will be affected by both current interest rates and equity market movements. Our fixed income investments of approximately $1,000,000 are subject to interest risk and market value risk. We have approximately $580,000 of equity investments that are exposed to market risk.

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

    The following table lists our cash equivalents and our short-term fixed-income marketable securities at September 30, 2002 and December 31, 2001:

                                     SEPTEMBER 30, 2002                         DECEMBER 31, 2001
                           --------------------------------------    --------------------------------------
                            AVERAGE                                   AVERAGE
                           INTEREST                                  INTEREST
                             RATE                         FAIR         RATE                         FAIR
                             (1)           COST           VALUE        (1)           COST           VALUE
                           --------     ----------     ----------    --------     ----------     ----------
Cash equivalents ......         --%     $  200,037     $  200,037         --%     $  975,835     $  975,835
Short-term
  Investments .........       6.12%        789,385        806,698       6.45%        418,269        429,965
                                        ----------     ----------                 ----------     ----------
                                        $  989,422     $1,006,735                 $1,394,104     $1,405,800
                                        ==========     ==========                 ==========     ==========

(1) Average interest rate is calculated by taking the individual security interest rates multiplied by each investments' weighted average share of the total fixed-income marketable securities.

    Average interest rates for the nine months ended September 30, 2002 decreased .33% from December 31, 2001 due to the redemption of 100,000 units of 7.52% U.S. Government Agency securities in the first quarter 2002, which represented 25% of our total fixed-income marketable securities at December 31, 2001.

    Fair value of the cash equivalents and fixed-income marketable securities decreased $399,065 during the nine months ended September 30, 2002 to $1,006,735 from $1,405,800 at December 31, 2001. This decrease was primarily due to the reinvestment of approximately $776,000 of cash equivalents to equity securities, partially offset by a gain in short-term investments of approximately $377,000.

    EQUITY MARKET RISKS. We currently maintain an investment portfolio of equity securities. All securities are available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders equity. We do not engage in hedging our equity portfolio or otherwise purchase derivative securities. Because of the quality of our portfolio and liquid nature of our equity investments, we do not consider the market risk related to these investments to be material. At September 30, 2002, our equity investments had a value of $574,620 compared to $257,850 at December 31, 2001, primarily due to the purchase of mutual fund equity investments in the second and third quarters of 2002.

    We attempt to manage our interest and market risk by evaluating and purchasing what we believe to be the best investment securities and rates of return available.


ITEM 4.    CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On September 16, 2002 our Board of Directors approved the extension of the exercise period of our 1997-A Warrants, our Redeemable Common Stock Purchase Warrants and all of our outstanding Underwriter's Warrants from November 6, 2002 or, in the case of the Underwriter's Warrants, from November 12, 2002, to November 12, 2003. We filed a Form 8-K with the Commission dated September 16, 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At our annual meeting held July 6, 2002, Harland C. Stonecipher was re-elected a director for a three-year term and Grant Thornton LLP was ratified as our independent auditor for the 2002 fiscal year. A total of 2,615,021 shares were cast in favor of Mr. Stonecipher's re-election and 110 shares were cast against. Abstentions were 17,300. A total of 2,627,240 shares were cast in favor of Grant Thornton ratification and 3,207 shares were cast against. Abstentions were 1,984. Messrs. John Hail, Reggie Cook and M. Thomas Buxton III continued as directors following our annual meeting.

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

10.8 Joint Marketing Agreement with PrimeBuy Network.com, Inc., dated August 30, 2002.

10.9    Promissory Note executed by PrimeBuy Network.com, Inc., dated August 2,
        2002.

15 Letter of independent accountants as to unaudited interim financial information.

 (b)    Form 8-K

        We filed the following Form 8-Ks during the third quarter of 2002:

        - September 16, 2002 -- Item 9 filing disclosing the extension of outstanding warrant exercise periods.

        - August 15, 2002 -- Item 9 filing disclosing Chief Executive Officer and Chief Financial Officer certifications of second quarter financial information pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        - July 5, 2002 -- Item 5 filing disclosing the text of John Hail's speech to shareholders at our 2002 annual meeting.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  ADVANTAGE MARKETING SYSTEMS, INC.


Dated:  November 1, 2002          By: /S/ REGGIE B. COOK
        ----------------              ------------------------------------------
                                      Reggie B. Cook, Vice President and
                                      Chief Financial Officer
                                      (Duly Authorized Officer of Registrant and
                                      Principal Financial Officer)

I, John W. Hail, Chief Executive Officer, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Advantage Marketing Systems, Inc. (the "registrant");

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        Advantage Marketing Systems, Inc.


Date:  November 1, 2002                 By: /S/ JOHN W. HAIL
       ----------------                     ------------------------------------
                                            John W. Hail
                                            Chairman and Chief Executive Officer

I, Reggie Cook, Chief Financial Officer, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Advantage Marketing Systems, Inc. (the "registrant");

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           (d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           (e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        Advantage Marketing Systems, Inc.


Date:  November 1, 2002                 By:  /S/ REGGIE B. COOK
       ----------------                      -----------------------------------
                                             Reggie B. Cook
                                             Chief Financial Officer

                                Index of Exhibits

3.1 The Registrant's Certificate of Incorporation, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

3.2 The Registrant's Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

10.8 Joint Marketing Agreement with PrimeBuy Network.com, Inc., dated August 30, 2002.

10.9    Promissory Note executed by PrimeBuy Network.com, Inc., dated August 2,
        2002.

15 Letter of independent accountants as to unaudited interim financial information.