Form 10-K
period 2002-12-31
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 2003-03-31
CIK 841866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File Number:  001-13343
     ---------------------------------------------------------------------

                        ADVANTAGE MARKETING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                     Oklahoma                                     73-1016728
         (State or other jurisdiction of                       (I.R.S. Employer
          incorporation or organization)                     Identification No.)

      2601 Northwest Expressway, Suite 1210W
             Oklahoma City, Oklahoma                                     73112
     (Address of principal executive offices)                         (Zip code)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (405) 842-0131

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                                      Name of each exchange on
                 Title of each class                     which registered
           -------------------------------            ------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         On June 28, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity was $9,113,190.

         As of March 24, 2003 there were 4,424,314 shares of Common Stock, par value $0.0001 per share, outstanding.

         Documents incorporated by reference: The information called for by Part III is incorporated by reference to the definitive proxy statement for the registrant's 2003 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

                       ADVANTAGE MARKETING SYSTEMS, INC.
                                   FORM 10-K
                     For the Fiscal Year Ended December 31, 2002
                                TABLE OF CONTENTS

Part I.

Item 1.            Business..................................................................................     3

Item 2.            Properties................................................................................    17

Item 3.            Legal Proceedings.........................................................................    17

Item 4.            Submission of Matters to a Vote of Security Holders.......................................    17

Part II.

Item 5.            Market for Common Equity and Related Stockholder Matters..................................    18

Item 6.            Selected Financial Data...................................................................    19

Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operation......    20

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk................................    29

Item 8.            Financial Statements and Supplementary Data...............................................    30

Item 9.            Changes In and Disagreements with Accountants on Accounting and Financial Disclosure......    30

Part III.          **

Item 14.           Controls and Procedures...................................................................    30

Part IV.

Item 15.           Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................    30

** Information required by Items 10, 11, 12 and 13 of Part III is incorporated by reference from the Company's definitive proxy statements for its 2003 annual meeting of shareholders.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements under the captions "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation," and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," "expects," "may," "will," or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business and acquisition strategies; changes in the network marketing industry and changes in consumer preferences; competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness; acceptance of new product offerings; changes in, or the failure to comply with, government regulations (especially food and drug laws and regulations); our ability to obtain financing for future acquisitions and other factors.

                                     PART I

ITEM 1.     BUSINESS

         Advantage Marketing Systems, Inc., or AMS, began operations in 1987, and through a corporate reorganization in 1995, became an Oklahoma corporation. We market a product line consisting of approximately one hundred products in three categories; weight management, dietary supplement and personal care products. These products are marketed through a network marketing organization in which independent associates purchase products for resale to retail customers as well as for their own personal use.

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

         On an ongoing basis, we review our product line for duplication and sales movement and make adjustments accordingly. As of December 31, 2002, our primary product line consisted of:

         - 11 weight management products;

         - 33 dietary supplement products; and

         - 42 personal care products consisting primarily of skin care products.

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

ACQUISITION OF LIFESCIENCE TECHNOLOGIES, INC. ("LST")

         Effective January 4, 2001, we purchased the LST group of companies for $1.2 million and a five-year payment of $41,667 per month or 5% of the gross sales of LST products, whichever is greater. The seller has the option to take up to 860,000 shares of common stock in lieu of cash at an option price of $3.00 per share. As a result of the acquisition, we added 14 products and over 5,000 associates.

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

     - A compensation program that permits associates to earn income from profits on the resale of products and residual income from reorder bonuses on product purchases within an associate's downline organization, as well as to participate in various non-cash awards, such as vacations, offered through promotional programs;

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

GROWTH STRATEGY

         Our growth strategy is redirecting our product and business focus to capitalize on our performance-based nutrition, anti-aging and weight loss products, where AMS owns or controls proprietary formulations and exclusive worldwide distribution rights. This redirection, along with the addition of state of the art internet marketing technology, should increase our network of independent associates. An increase in the number of associates generally results in increased sales volume, and new products create enthusiasm among associates, serve as a promotional tool in selling other products, and attract new associates. Since 1995, we have introduced many new products to our product line in the weight management, dietary supplement and personal care categories, primarily through the acquisition of:

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

         As noted above, we seek to grow through acquisitions. The network marketing industry is fragmented, has relatively low barriers to entry, and includes a number of small marketing companies, many of which are being acquired by larger companies. Our strategy is to capitalize on these market characteristics to achieve additional growth, both in terms of associates and product line enhancement, through the acquisition of additional network marketing companies or the assets of such companies.

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

         Our growth strategy requires expanded associate services and support, increased personnel, expanded operational and financial systems and implementation of additional control procedures. There is no assurance that we will be able to manage expanded operations effectively. Furthermore, failure to implement financial, information management, and other systems and to add control procedures could have a material adverse effect on our results of operations and financial condition. Our acquisitions could involve a number of risks including:

     - The diversion of management's attention to the assimilation of the acquired companies or assets; and

     - The possibility that the acquired company or assets will not contribute to our cash flows and profitability as expected.

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

                  Weight Management Category. During the years ended December 31, 2002, 2001 and 2000, 51.8%, 54.7% and 67.6% of our net sales were derived from the 11 products in the weight management category that we market under the Advantage Marketing Systems label. The following products represent the majority of our product sales in the weight management category:

     - AM-300--A specialized blend of herbs, including an ephedra herb concentrate and chromium picolinate; and

     - AS-200--A specialized blend of herbs and nutrients in addition to citrin and chromium picolinate.

         Dietary Supplement Category. During the years ended December 31, 2002, 2001 and 2000, 40.2%, 38.9% and 25.3% of our net sales were derived from the 33 products in the dietary supplement category, which contain herbs, vitamins, minerals and other natural ingredients. They are sold under the Advantage Marketing Systems label. The following products represent the majority of our product sales in the dietary supplement category:

     - Prime One and Breckman's Gold--A liquid nutritional containing natural adaptogens, considered to be the number one performance enhancing, health restorative and stress reliever in the world;

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

         Personal Care Category. In January 1997, we expanded and improved our product line by acquiring Chambre International and its line of skin care, hair care, family care and cosmetic products. Chambre International had been marketing its products for over 24 years. During the years ended December 31, 2002,2001and 2000, 2.9%, 1.5% and 1.3% of our net sales were derived from the 42 personal care products marketed primarily under the Chambre label in the personal care category. The following products represent the majority of our product sales in the personal care category:

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

         Other Products and Services. Prior to focusing on weight management, dietary supplement and personal care products in October 1993, we marketed various packages of consumer benefit services provided by third-party providers. The only remaining benefit service we offer is a pre-paid legal service. The pre-paid legal services are provided by Pre-Paid Legal Services, Inc. This program membership represented less than 1% of our net sales during 2002, 2001 and 2000.

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

         Product Procurement and Distribution; Insurance. Essentially all of our product line in the weight management and dietary supplement categories is manufactured by Chemins Company, Inc. utilizing our product formulations. Essentially all of our product line in the personal care category is manufactured by GDMI, Inc. and Columbia Cosmetics, Inc. Naturtech manufactures our adaptogen product line from our LifeScience Technologies acquisition.

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

         We, like other marketers of products that are intended to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We maintain a claims made policy, with limited product liability insurance with coverage limits of $1,000,000 per occurrence and $2,000,000 in the aggregate. Products containing ephedra, which represented 49% of our 2002 net revenue, are not covered by our product liability insurance. Although we do not obtain contractual indemnification, our product manufacturers carry product liability insurance that covers our products. Product liability claims in excess of insurance coverage may result in significant losses, which would adversely affect product sales, results of our operations, financial condition and the value of our common stock.

         All of the items in our product line include a customer satisfaction guarantee. Within 30 days of purchase, any retail customer or associate who is not satisfied with our product for any reason may return it or any unused portion to the associate from whom it was purchased or to us for a full refund or credit toward the purchase of another product. Associates may obtain replacements from us for products returned to them by retail customers if they return such products on a timely basis. Furthermore, in most jurisdictions, we maintain a buy-back program. Under this program, we will repurchase products sold to an associate, subject to a 10% restocking charge, provided the associate resigns and returns the product in marketable condition within 12 months of original purchase, or longer where required by applicable state law or regulations. We believe this buy-back program addresses a number of the regulatory compliance issues pertaining to network marketing systems. For the years ended December 31, 2002, 2001 and 2000, the cost of products returned to us was 0.6%, 1% and 2% of gross sales.

         Our product line is distributed principally from our facilities in Oklahoma City or from our regional support centers. Products are warehoused in Oklahoma City and at selected regional support centers.

NETWORK MARKETING

         We market our product line through independent associates in a network marketing organization. At December 31, 2002, we had approximately 39,223 "active" associates. To be considered "active" an associate must have purchased $50 in products or $22 on autoship of our products within the preceding 12 months. Our associates are independent contractors who purchase products directly from us for resale to retail consumers. Associates may elect to work on a full-time or part-time basis. We believe our network marketing system appeals to a broad cross-section of people, particularly those seeking to:

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

         To aid associates in easily meeting the monthly personal product purchase requirement to qualify for bonuses, we developed the "autoship" in 1994. Under the autoship purchasing arrangement, associates establish a standing product order for an amount in excess of $22 that is automatically charged to their credit cards or deducted from their bank accounts for goods shipped that month. At December 31, 2002, 2001, and 2000, we had approximately 23,051, 27,912, and 29,761 associates participating in the autoship.

         Growth of our network marketing organization is in part attributable to our bonus structure which provides for payment of bonuses on product purchases made by other associates in an associate's downline organization. Associates derive income from several sources:

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

         Each associate in our network marketing organization has a director, a silver director, a gold director and a platinum director. Each director has a silver director, a gold director and a platinum director. Each silver director has a gold director and a platinum director. Each gold director has a platinum director. As of December 31, 2002, we had 186 silver directors, 116 gold directors and 45 platinum directors.

         Under our regional support center program, we designate associates to serve as regional support center directors and provide them special training and support. Each regional support center director functions as a product distribution center for our products. As of December 31, 2002, we had 58 regional support center directors.

         We maintain a computerized system for processing associate orders and calculating bonus payments which enable us to remit such payments promptly. We believe that prompt and accurate remittance of bonuses is vital to recruiting and maintaining associates, as well as increasing their motivation and loyalty to us. We make weekly bonus payments based upon the previous week's product purchases, while most network marketing companies only make monthly bonus payments. During 2002, 2001 and 2000, we paid bonuses to 8,909, 11,814 and 11,902 associates, in the aggregate amounts of $9,414,421, $11,403,519 and $11,271,109.

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

         Furthermore, in order to facilitate our continued growth and support associate activities, we continually upgrade our management information and telecommunications systems. These systems are designed to provide, among other things, financial and operating data for management, timely and accurate product ordering, bonus payment processing, inventory management and detailed associate records. Since 1994, we have invested more than $2,590,293 to enhance our computer and telecommunications systems.

REGULATION

         In the United States, as well as in any foreign markets in which we may sell our products, we are subject to laws, regulations, administrative determinations, court decisions and similar constraints at the federal, state and local levels, collectively known as regulations. These regulations include and pertain to, among other things:

     - The formulation, manufacturing, packaging, labeling, advertising, distribution, importation, sale and storage of our products;

     - Our product claims and advertising, including direct claims and advertising as well as claims and advertising by associates, for which we may be held responsible; and

     -   Our network marketing organization.

         Products. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale and storage of our products are subject to regulation by a number of governmental agencies. The federal agencies include the Food and Drug Administration, or FDA, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. Our activities are also regulated by various agencies of the states, localities and foreign countries in which our products are or may be manufactured, distributed or sold. The FDA, in particular, regulates the formulation, manufacturing and labeling of dietary supplements, cosmetics and skin care products, including some of our products.

         The Dietary Supplement Health and Education Act of 1994, or DSHEA, revised the provisions of the Federal Food, Drug and Cosmetic Act, or FFDCA, concerning the composition and labeling of dietary supplements, which we believe is generally favorable to the dietary supplement industry. DSHEA created a new statutory class of "dietary supplements." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. However, DSHEA grandfathered, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement containing a new dietary ingredient and placed on the market on or after October 15, 1994 must have a history of use or other evidence establishing a basis for expected safety. Manufacturers of dietary supplements having a "structure-function" statement must have substantiation that the statement is truthful and not misleading.

         The majority of our sales come from products that are classified as dietary supplements under the FFDCA. The labeling requirements for dietary supplements have been set forth in final regulations with respect to labels affixed to containers beginning after March 23, 1999. These regulations include how to declare nutrient content information, and the proper detail and format required for the "supplement facts" box. During 1999, we revised our product labels in compliance with these regulations. Many states have also recently become active in the regulations of dietary supplement products. These states may require modification of labeling or formulation of certain of our products sold in these states.

         In addition, on January 6, 2000, the FDA published a Final Rule on permissible structure/function statements to be placed on labels and in brochures. Structure/function statements are claims of the benefit or effect of a product or an ingredient on the body's structure or function. This regulation does not significantly change the way that the FDA interprets structure/function statements. Thus, we did not make any substantial label revisions based on this regulation regarding any of our structure/function product statements.

         As a marketer of products that are ingested by consumers, we are subject to the risk that one or more of the ingredients in our products may become the subject of adverse regulatory action. For example, one of the ingredients in our AM-300 product is ephedra, an herb that contains naturally-occurring ephedrine alkaloids. Our manufacturer uses a powdered extract of that herb when manufacturing AM-300. We market AM-300 principally as an aid in weight management. The extract is an 8% extract, which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. In addition, our Sine-Eze product, used as a food supplement to relieve symptoms associated with allergies, contains ephedrine alkaloids. Ephedrine-containing dietary supplements have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

         On April 10, 1996, the FDA issued a statement warning consumers not to purchase or ingest dietary supplements containing ephedrine that are claimed to produce certain effects. These effects include euphoria, heightened awareness, increased sexual sensations or increased energy. The FDA cautions that these products pose significant adverse health risks, including dizziness, headache, gastrointestinal distress, irregular heartbeat, heart palpitations, heart attack, strokes, seizures, psychosis and death.

         The FDA published a proposed rule in the Federal Register on June 4, 1997 that proposed significant limitations on the sale of ephedrine-containing dietary supplements. The proposed rule would have significantly limited our ability to sell products containing ephedra if it had been made effective. On April 3, 2000, the FDA withdrew most of the provisions of its proposed rule. This action was prompted largely by a report issued by the United States General Accounting Office, or GAO, in which the GAO criticized the scientific basis for the proposed rule and the FDA's evaluation of approximately 900 reports of adverse events supposedly related to the consumption of dietary supplements containing ephedrine alkaloids. The FDA has made available for public inspection most of these adverse event reports.

         On March 7, 2003, the FDA published a notice in the Federal Register, which indicates that it will be taking final action on the 1997 proposed rule in the near future. The FDA re-opened the public comment period, until April 7, 2003, to allow for additional public input on the two proposed limitations on the sale of ephedrine-containing dietary supplements that remained after the FDA's action of April 3, 2000. One proposed limitation is a warning that would be required to appear on the label of all ephedrine-containing supplements. The other proposed limitation is that ephedrine-containing supplements may not contain other substances that are known to have stimulant effects (e.g., caffeine). The proposed warning addresses potential health risks allegedly associated with ephedrine-containing dietary supplements. It is similar, but not identical, to mandatory warnings that have been required by Texas law since 1999 and California law since January 1, 2003. AM-300 and our other ephedrine-containing supplements comply with these state law requirements. However, some of our ephedrine-containing products, like AM-300, contain caffeine or other stimulants. Therefore, if the proposed rule is made final in its current form, it will prohibit the sale of some of our products.

         On March 13, 2003, the FDA published a proposed rule in the Federal Register which proposes comprehensive requirements for the manufacturing, packing and holding dietary supplements, also known as good manufacturing practices, or GMPs. The FDA is accepting public comments on the proposed GMPs until June 11, 2003; final GMPs will be promulgated after the FDA has reviewed the public comments. Once final GMP regulations become effective, our manufacturer will be required to adhere to them. The FDA will most likely institute an effective date for the GMPs which will allow our manufacturer a reasonable amount of time to conduct this review and, if necessary, revise its manufacturing operations to comply with the final GMP regulations.

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

Applying the KOSCOT standard in IN RE AMWAY CORP., 93 F.T.C. 618 (1979), the Federal Trade Commission determined that a company will not be classified as operating a pyramid scheme if the company adopts and enforces policies that in fact encourage retail sales to consumers and prevent "inventory loading". Inventory loading occurs when associates purchase large quantities of non-returnable inventory to obtain the full amount of compensation available under the system. In AMWAY, the Federal Trade Commission found that the marketing system of Amway Corporation did not constitute a pyramid scheme, noting the following Amway policies:

     - Participants were required to buy back, from any person they recruited, any saleable, unsold inventory upon the recruit leaving Amway;

     - Every participant was required to sell at wholesale or retail at least 70% of the products bought in a given month in order to receive a bonus for that month; and

     - In order to receive a bonus in a month, each participant was required to submit proof of retail sales made to 10 different consumers.

         We believe that our network marketing system is not classified as a pyramid scheme under the standards set forth in KOSCOT, AMWAY, and other applicable law. In particular, in most jurisdictions, we maintain an inventory buy-back program to address the problem of inventory loading. Pursuant to this program, we repurchase products sold to an associate (subject to a 10% restocking charge) provided that the associate:

     -   Resigns; and

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

         In WEBSTER V. OMNITRITION INTERNATIONAL, INC., 79 F.3d 776 (9th Cir.
1996), the United States Court of Appeals held that a class action brought against Omnitrition International, Inc., a multilevel marketing seller of nutritional supplements and skin care products, should be allowed to proceed to trial. The plaintiffs, former associates of Omnitrition's products, alleged that Omnitrition's selling program was an illegal pyramid scheme and claimed violations of Racketeer Influenced and Corrupt Organizations Act and several federal and state fraud and securities laws. Despite evidence that Omnitrition complied with the AMWAY standards, the court ruled that a jury would have to decide whether Omnitrition's policies, many of which apparently were similar to compliance policies adopted by us, were adequate to ensure that Omnitrition's marketing efforts resulted in a legitimate product marketing and distribution structure and not an illegal pyramid scheme. We believe that our marketing and sales programs differ in significant respects from those of Omnitrition, and that our marketing program complies with applicable law. The two most significant differences are:

     - The Omnitrition marketing plan required associates to purchase $2,000 in merchandise in order to qualify for bonuses as compared to $22 on autoship under our marketing program; and

     - The Omnitrition inventory repurchase policy was limited to products that were less than three months old as compared to one year under our inventory repurchase policy.

Lessons from the OMNITRITION case are that:

     - A selling program which operates to generate only the minimum purchases necessary to qualify for bonuses is suspect; and

     - A selling program must operate to generate purchases independently of the payment of bonuses in order to have a legitimate product marketing and distribution structure.

We believe that our selling program operates to generate significant purchases "for intrinsic value" as demonstrated by our sales figures. During the month of December 2002, 19,639 of our associates placed a total of 24,201 orders averaging $58 in size while only a single $22 on autoship per month is necessary to qualify for bonuses. In view of the holding of the court of appeals in the OMNITRITION case, however, there is no assurance that, if challenged, we would prevail against private plaintiffs alleging violations of anti-pyramid and securities laws. A final ruling against us in such a suit could result in the imposition of a material liability against us. Moreover, even if we were successful in defending against such suit, the costs of such defense, both in dollars spent and in management time, could be material and adversely affect our operating results. In addition, the negative publicity of such a suit could adversely affect our sales and ability to attract and retain associates.

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

         We believe that our marketing program is significantly different from the program allegedly promoted by Nutrition for Life and that our marketing program is not in violation of anti-pyramid laws or regulations. Two issues in the Nutrition for Life matter were a $1,000 buy-in urged on new recruits, and the paying of commissions on product vouchers prior to the actual delivery of product. By design, our marketing program offers no incentive to anyone to make a large personal purchase nor do we use product vouchers. Actual average order size in December 2002 was $58. However, there is no assurance that claims similar to the claims brought against Nutrition for Life and other multilevel marketing organizations will not be brought against us, or that we will prevail in the event any such claims were made. Furthermore, even if we were successful in defending against any such claims, the cost of conducting such a defense, both in dollars spent and in management time, could be material and adversely affect our operating results and financial condition. In addition, the negative publicity of such a suit could adversely affect our sales and ability to attract and retain associates.

INTELLECTUAL PROPERTY

         We use several trademarks and trade names in connection with our products and operations. As of December 31, 2002, we had 52 federal trademark registrations with the United States Patent and Trademark Office. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. Also, common law trademark rights are limited to the geographic area in which the trademark is actually used. In addition, our product formulations are not protected by patents and are not patentable. Therefore, there can be no assurance that another company will not replicate one or more of our products.

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

         In addition, the business of marketing products in the weight management, dietary supplement and personal care categories is highly competitive. This market segment includes numerous manufacturers, other network marketing companies, catalog companies, associates, marketers, retailers and physicians that actively compete in the sale of such products. We also compete with other providers of such products, especially retail outlets, based upon convenience of purchase and immediate availability of the purchased product. The market is highly sensitive to the introduction of new products or weight management plans, including various prescription drugs, which may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon the successful introduction and addition of new products to our line.

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

EMPLOYEES

         As of December 31, 2002, we had 67 full-time and 11 part-time employees, consisting of 5 executive officers, 23 involved in administrative activities, 9 involved in marketing activities, 15 involved in customer service activities, 11 involved in business development activities and 15 involved in shipping activities. Our employees are not represented by a labor organization. We consider our employee relations to be good.

AVAILABILITY OF INFORMATION

         We file periodic reports and proxy statements with the Securities and Exchange Commission, or SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file our reports with the SEC electronically. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of this site is http://www.sec.gov.

         Our internet address is www.amsonline.com. We make available on our website, free of charge, copies of our annual report of Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably possible after we electronically file such material with, or furnish to, the SEC.

ITEM 2.  PROPERTIES

         We maintain our executive office in 10,003 square feet at 2601 Northwest Expressway, Suites 1210W and 1120W, Oklahoma City, Oklahoma 73112-7293. These premises are occupied pursuant to long-term leases which expire on May 31, 2003 and January 31, 2005, and which require monthly rental payments of $7,986 and $2,530. Both leases have been extended for terms to expire on May 31, 2008. In addition we have our prior warehouse facility, at 4000 N. Lindsay in Oklahoma City, under a lease expiring May 31, 2003, with monthly lease payments of $5,601. In June 2001, we completed our new warehouse and distribution facility. The 23,346 square foot, $1.3 million facility is subject to a mortgage. All our properties are in good condition.

ITEM 3.  LEGAL PROCEEDINGS

         The case of Ronald Potter et al v. Advantage Marketing Systems, Inc. et al, a products liability claim, was filed in the Oklahoma County District Court in March 2003. The Plaintiffs claim that the ingestion of ephedra included in AM-300 resulted in the death of Pamela Sue Potter. An answer to the petition is due by April 30, 2003. As such, we have not had sufficient time to either investigate the facts of this case or analyze appropriate defenses to the allegations. We will deny any wrongdoing and intend to vigorously defend the claim. The amount of damages sought is unknown, but include compensatory and punitive damages.

         The case of In re Jose Garcia v. Advantage Marketing Systems, Inc., a products liability claim, was filed in the Superior Court of California, San Bernardino County, in February 2003. The Plaintiff claims personal injury and lost wages resulting from the ingestion of ephedra included in AM-300. An answer to the petition is due by April 23, 2003. As such, we have not had sufficient time to either investigate the facts of this case or analyze appropriate defenses to the allegations. We will deny any wrongdoing and intend to vigorously defend the claim. The amount of damages sought is unknown.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         From November 6, 1997 to June 14, 1999, our common stock was traded on the Nasdaq SmallCap Market under the symbol "AMSO." On June 15, 1999, our common stock began trading on the American Stock Exchange under the symbol "AMM."

         On March 24, 2003, the closing sale price of our common stock on the American Stock Exchange was $1.51. We believe there are approximately 1,606 holders of our common stock. The following table sets forth the high and low closing sale price of our common stock on the American Stock Exchange.

                                                                                      COMMON STOCK
                                                                                   CLOSING BID PRICES
                                                                                   ------------------
                                                                                HIGH              LOW
                                                                                ----              ---
2002--CALENDAR QUARTER ENDED:
March 31......................................................                  $2.60            $1.95
June 30.......................................................                  $3.05            $1.96
September 30..................................................                  $2.35            $1.90
December 31...................................................                  $2.00            $1.20
2001--CALENDAR QUARTER ENDED:
March 31......................................................                  $3.30            $2.00
June 30.......................................................                  $3.24            $2.50
September 30..................................................                  $3.06            $2.70
December 31...................................................                  $2.99            $2.40

No cash dividends were declared as of December 31, 2002 or are anticipated.

Equity Compensation Plan Information

                                               (a)                       (b)                      (c)
                                                                                           Number of securities
                                                                                           remaining available
                                                                                           for future issuance
                                                                                           under equity
                                      Number of securities to     Weighted-average         compensation plans
                                      be issued upon exercise     exercise price of        (excluding securities
                                      of outstanding options,     outstanding options,     reflected in
Plan Category                         warrants and rights         warrants and rights      column (a))
-------------                         -----------------------     --------------------     --------------------
Equity plans approved by security
holders.............................      1,083,403                       $2.66                 41,597
Equity compensation plan not
approved by security holders........        673,250                       $1.95                      -
                                       ------------                                            -------
Total...............................      1,756,653                       $2.36                 41,597
                                       ============                                            =======

     Prior to approval of the 1995 Stock Option Plan, the Company issued 673,250 incentive stock options to employees and associates. These options have a term of 10 years, are exercisable, in whole or in part, at any time prior to the termination date, and have an exercise price of $1.75 to $2.00 per share. The options may be assigned or transferred, in whole or in part, so long as such assignment or transfer is in accordance with and subject to the provisions of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial and statistical data, computed as a percentage of net sales, for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. The selected financial data are derived from our audited consolidated financial statements and should be read in conjunction with them and the Notes thereto. The results of operations for the periods presented are not necessarily indicative of our future operations.

                                                                   YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                             2002             2001             2000             1999             1998
                                             ----             ----             ----             ----             ----
INCOME STATEMENT DATA:

Net sales ............................   $ 22,303,581     $ 28,440,920     $ 26,707,936     $ 22,427,551     $ 13,287,824
Cost of sales ........................     15,126,983       19,231,150       17,929,701       15,610,941        8,999,229
                                         ------------     ------------     ------------     ------------     ------------
   Gross profit ......................      7,176,598        9,209,770        8,778,235        6,816,610        4,288,595
Marketing, distribution and
   administrative expenses:
   Marketing .........................      2,487,006        2,304,922        2,981,372        1,691,978          904,198
   Distribution and administrative ...      5,768,245        6,875,871        5,076,436        3,544,960        2,644,574
                                         ------------     ------------     ------------     ------------     ------------
Total marketing, distribution and
   administrative expenses ...........      8,255,251        9,180,793        8,057,808        5,236,938        3,548,772

Goodwill impairment ..................      3,788,374               --               --               --               --
                                         ------------     ------------     ------------     ------------     ------------
   Income (loss) from operations .....     (4,867,027)          28,977          720,427        1,579,672          739,823
Other income (expense):
   Interest and dividends, net .......        (53,984)         (31,800)         310,599          364,270          309,908
   Other income (expense) ............        (39,170)          16,841          (81,560)           7,866           39,280
   Settlement of additional tax
     liability........................             --               --               --               --         (421,623)
                                         ------------     ------------     ------------     ------------     ------------
Total other income (expense) .........        (93,065)         (14,959)         229,039          372,136          (72,435)
                                         ------------     ------------     ------------     ------------     ------------
Income (loss) before income taxes ....     (4,960,092)          14,018          949,466        1,951,808          667,388
Income tax (benefit) .................     (1,755,057)           5,467          456,532          676,025          253,340
                                         ------------     ------------     ------------     ------------     ------------
Net income (loss) ....................   $ (3,205,035)    $      8,551     $    492,934     $  1,275,783     $    414,048
                                         ============     ============     ============     ============     ============
Net income (loss) per common
    share - basic ....................   $      (0.73)    $         --     $       0.12     $       0.31     $       0.10
                                         ============     ============     ============     ============     ============
Net income (loss) per common
    share - assuming dilution ........   $      (0.73)    $         --     $       0.09     $       0.27     $       0.09
                                         ============     ============     ============     ============     ============
Weighted average common shares
   outstanding - basic ...............      4,419,196        4,379,486        4,283,461        4,139,706        4,191,760
                                         ============     ============     ============     ============     ============
Weighted average common shares
   outstanding - assuming dilution ...      4,419,196        4,692,298        5,476,277        4,778,576        4,503,411
                                         ============     ============     ============     ============     ============

STATISTICAL DATA:
   Total cost of sales ...............           67.8 %           67.6%            67.1%            69.6%            67.7%
   Gross profit ......................           32.2 %           32.4%            32.9%            30.4%            32.3%
   Total marketing, distribution and
     administrative expense ..........           37.0 %           32.3%            30.2%            23.4%            26.7%
   Net income (loss) .................          (14.4)%            0.0%             1.8%             5.7%             3.1%

CASH FLOW DATA:
Net cash provided by (used in)
   operating activities ..............   $    694,712     $  1,508,177     $    (62,480)    $  2,370,939     $  1,242,254


Net cash provided by (used in)
   investing activities ..............         68,193       (1,383,960)        (885,350)      (5,473,205)        (996,283)
Net cash provided by (used in)
   financing activities ..............       (537,795)         781,284         (638,377)        (524,057)        (732,030)

BALANCE SHEET DATA:

   Total assets ......................   $ 10,686,269     $ 14,672,404     $ 11,690,250     $ 12,160,383     $ 10,717,483
   Total liabilities .................      3,355,840        4,127,226        1,266,345        1,928,400        1,494,871
   Stockholders' equity ..............      7,330,429       10,545,178       10,423,905       10,231,983        9,222,612

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto under Item 8 below.

GENERAL

         Our business and operations during the last five years have been significantly affected by the acquisitions of Miracle Mountain International, Inc. in May 1996, Chambre International, Inc. in January 1997, the assets of Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., and Now International, Inc. in April 1997, ToppMed Inc. in July 1998 and LifeScience Technologies Inc. in January 2001. As a result of these acquisitions and asset purchases, we acquired 11,790 associates and added 129 products to our product line.

         Miracle Mountain Acquisition. Effective May 31, 1996, Miracle Mountain International, Inc. became one of our wholly owned subsidiaries. Miracle Mountain was a network marketer of various third-party manufactured nutritional supplement products. In connection with the Miracle Mountain acquisition, we issued 20,000 shares of our common stock. As a result of the Miracle Mountain acquisition, we added one product to our line and 1,690 additional associates.

         Chambre Acquisition. Effective January 31, 1997, Chambre International, Inc. became one of our wholly owned subsidiaries. Chambre International was a network marketer of various third-party manufactured cosmetic, skin care and hair care products. In connection with the Chambre acquisition, we issued 14,000 shares of our common stock. As a result of the Chambre acquisition, we added 74 products to our line, 68 in the personal care category and six in the dietary supplement category, and 2,100 additional associates.

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

         LifeScience Technologies Acquisition. On January 4, 2001, we purchased the LifeScience Technologies, or LST, group of companies for $1.2 million and a five year payment of $41,667 per month or 5% of the gross sales of LifeScience Technologies products, whichever is greater. The seller has the option to take up to 860,000 shares of our common stock in lieu of cash at an option price of $3.00 per share. As a result of this acquisition, we added 14 products and over 5,000 associates.

         Critical Accounting Policies. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

         Our "gross profit" consists of net sales less:

         - Commissions and bonuses, consisting of commission payments to associates based on their current associate level within their organization, and other one-time incentive cash bonuses to qualifying associates;

         - Cost of products, consisting of the prices we pay to our manufacturers for products and royalty overrides earned by qualifying associates on sales within their associate organizations; and

         - Cost of shipping, consisting of costs related to shipments, duties and tariffs, freight expenses relating to shipment of products to associates, and similar expenses.

We recognize revenue upon shipment of products, training aids and promotional material to the independent associates. All of our customers pay for sales in advance of shipment. As such, we have no trade receivables. Loans to associates are repayable in five years or less; are secured by commissions controlled by us; and are no longer allowed. Interest rates on loans are typically two percent or more above the Prime rate and are fixed. All loans and receivables are secured by guaranteed payment sources that are within our control. As such, management believes there is no need for an allowance for doubtful accounts.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This standard requires companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under the new rules, companies would only adjust the carrying amount of goodwill or indefinite life intangible assets upon an impairment of the goodwill or indefinite life intangible assets. We implemented these standards effective January 1, 2002. Based on an evaluation of goodwill at October 31, 2002, we determined that goodwill of approximately $3,800,000 was 100% impaired and should be written off in its entirety.

         We write down our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management's assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if written-off inventory is sold.

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

         Units Offering. On November 12, 1997, we completed the offering of 1,495,000 units, each consisting of one share of common stock and one redeemable common stock purchase warrant. As a result of this offering, we received proceeds of $6,050,000. Each redeemable common stock purchase warrant is exercisable for the purchase of one share of our common stock for $3.40 on or before November 6, 2002. In connection with this offering, we sold to the underwriters, Paulson Investment Company, Inc. and Joseph Charles & Assoc., Inc., warrants exercisable for the purchase of 130,000 units for $5.40 per unit on or before November 6, 2002. On September 16, 2002, we extended the exercise period for the redeemable stock purchase warrants and the underwriter warrants from November 6, 2002 to November 6, 2003.

         Warrant Modification Offering and Rights Offering. In January 1997, we distributed non-transferable rights to our common stock shareholders. These rights entitled the holders to subscribe for and purchase up to 2,148,191 units, each unit consisting of one share of our common stock and one 1997-A warrant, for the price of $6.80 per unit.

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

         Each 1997-A warrant is exercisable on or before November 6, 2002, to purchase one share of common stock for $3.40, subject to adjustment in certain events. We may redeem the 1997-A warrants at any time upon 30 days notice, at a price of $.0001 per 1997-A warrant. On September 16, 2002, we extended the exercise period for the 1997-A warrants from November 6, 2002 to November 6, 2003.

         We received proceeds from these two offerings of $2,154,357. Accumulated offering costs of $323,076 were charged against the net proceeds from these offerings. Pursuant to these offerings we issued 337,211 shares of common stock and the same number of 1997-A warrants.

         Associate Stock Purchase Plan. We registered 5,000,000 stock purchase plan participation interests in the Advantage Marketing Systems, Inc. 1998 Associate Stock Purchase Plan. The participation interests are offered to the associates of our products and services in lots of five participation interests. A participant in this plan is entitled through purchase of the participation interests to purchase in the open market through the plan, shares of our common stock. The participation interests are non-transferable. Other than an annual service fee of $5.00 per participant and a transaction fee of $1.25 per month, we do not receive any proceeds from the purchase of the common stock by the plan. The offering price of each participation interest is $1.00, and each participant is initially required to purchase a minimum of 25 participation interests.

RESULTS OF OPERATIONS

Comparison of 2002 and 2001

         Our net sales during the year ended December 31, 2002, decreased by $6,137,339, or 21.6%, to $22,303,581 from $28,440,920 during the year ended
December 31, 2001. During 2002, we made sales to approximately 40,000 associates, compared to sales during 2001 to approximately 71,597 associates. Associates at December 31, 2002 were down from 2001 due to decreased recruiting activity. At December 31, 2002, we had approximately 39,000 "active" associates compared to approximately 69,700 at December 31, 2001. An associate is considered to be "active" if he or she has made a product purchase of $50 or more from us or is enrolled in our autoship program within the previous 12 months. Sales per associate per month increased to $58 for 2002, compared to $28 for 2001.

         Our cost of sales during 2002 decreased by $4,104,167, or 21.3%, to $15,126,983 from $19,231,150 during 2001. This decrease was attributable to:

         -  A decrease of $2,432,420 in associate commissions and bonuses;

         -  A decrease of $1,279,169 in the cost of products sold; and

         -  A decrease of $391,582 in shipping costs.

Total cost of sales as a percentage of net sales increased to 67.8% during the year ended December 31, 2002, from 67.6% during the same period in 2001. This was primarily due to an increase in cost of shipping to 7.5% of net sales from 7.3%, which was due to increased rates and an increase in commissions and bonuses to 41.5% of net sales from 41.1%. This increase was partially offset by a decrease in cost of products sold to 18.8% of net sales from 19.2% due to efficiency in inventory purchasing and carrying cost.

         Our gross profit decreased $2,033,172, or 22.1%, to $7,176,598 during 2002 from $9,209,770 during 2001. The gross profit decreased as a percentage of net sales to 32.2% in 2002 from 32.4% in 2001, as reflected in our cost of goods sold decrease.

         Marketing, distribution and administrative expenses decreased $925,542, or 10.1%, to $8,255,251 during the year ended December 31, 2002, from $9,180,793 during the same period in 2001. This decrease was primarily attributable to:

         - Non-recurring expenses in 2001 of approximately $255,000 related to the operation of the LifeScience Technologies California warehouse in January and February of 2001, plus the transition costs related to the LifeScience Technologies acquisition in January 2001;

         - A decrease in depreciation and amortization expense of approximately $167,000, due to the cessation of goodwill amortization in 2002 per FASB 142 (See Note 1 to our financial statements);

         - A decrease in professional services expense of approximately $300,000 due to the buyout of options in 2001, and a change in auditing firm in 2002, saving us approximately $76,000; and

         - A decrease in contract services from 2001 of $193,600 incurred to supplement our technical staff during the LifeScience Technologies acquisition transition.

         The marketing, distribution and administrative expenses as a percentage of net sales increased to 37.0% in 2002, from 32.3% in 2001.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". This standard required companies to stop amortizing existing goodwill and other intangible assets with indefinite lives effective January 1, 2002. Under the new rules, companies would only adjust the carrying amount of goodwill or indefinite life intangible assets upon an impairment of the goodwill or indefinite life intangible assets. We implemented this standard effective January 1, 2002. Upon an evaluation at October 31, 2002, we determined that goodwill was impaired and should be written off in its entirety. This resulted in a one-time impairment charge of $3,788,374, or 17.0% of net sales for 2002.

         Our net other expense increased by $78,106 to net other expense of $93,065 during 2002, from a net other expense of $14,959 during the same period in 2001. This increase was primarily due to:

         - A decrease in investment income of $28,000 related to marketable securities offset by an increase in interest income of $22,000;

         - A decrease in collection of written off accounts receivable of $11,000 related to collection of old, outstanding debt;

         -  A loss on sale of marketable securities of $30,000; and

         -  A loss on sale of assets of $17,500.

         Our income (loss) before taxes decreased $4,974,110, to a loss of $4,960,092 during 2002, from income of $14,018 during 2001. Income (loss) before taxes as a percentage of net sales was (22.2%) and 0.0% during 2002 and 2001. Income tax expense (benefit) during 2002 and 2001 was $(1,755,057) and $5,467. Our net income (loss) decreased $3,213,586, to a net loss of $3,205,035 during 2002, from a net income of $8,551 during 2001. This decrease in net income
(loss) was attributable to:

         - The increase in interest expense net of interest income of $78,106 to net other expense of $93,065 during 2002 from net other expense of $14,959 during 2001;

         - The decrease in gross profit of $2,033,172 to $7,176,598 during 2002 from $9,209,770 during 2001;

         -  The impairment of goodwill of $3,788,374; and

         - The decrease in marketing, distribution and administrative expense of $925,542 to $8,255,251 during 2002 from $9,180,793 during 2001.

Net income as a percentage of net sales decreased to (14.4%) during 2002, from 0.0% during 2001.

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

         - An increase of $725,608 in associate commissions and bonuses due to increased sales;

         - A decrease of $220,503 in the cost of products sold due to the consolidation of product lines; and

         - An increase of $796,344 in shipping costs primarily due to increased shipping rates by U.P.S. and U.S.P.S.

Total cost of sales, as a percentage of net sales increased to 67.6% during the year ended December 31, 2001, from 67.1% during the same period in 2000. This was due to an increase in cost of shipping to 7.3% of net sales from 4.8%, due to increased rates. The increase was partially offset by a decrease in cost of products sold to 19.2% of net sales from 21.3% due to efficiency in inventory purchasing and carrying cost.

         Our gross profit increased $431,535, or 4.9%, to $9,209,770 during 2001 from $8,778,235 during 2000. The gross profit decreased as a percentage of net sales to 32.4% of net sales from 32.9%, reflected in our cost of goods sold decrease.

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

         - An increase in professional services cost of $120,000 due to the buyout of options;

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

         Our net other income decreased by $243,998 to net other expense of $14,959 during 2001, from a net other income of $229,039 during the same period in 2000. This decrease was primarily attributable to a decrease in investment income of approximately $131,000 related to marketable securities, along with an increase in interest expense of $144,000 related to the LST note payable.

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

ACCOUNTING STANDARDS TO BE ADOPTED

         In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", that, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". With the rescission of SFAS No. 4, the early extinguishments of debt generally will no longer be classified as an extraordinary item for financial statement presentation purposes. The provision is effective for fiscal years beginning after May 15, 2002. We do not anticipate that the adoption of SFAS No. 145 will have a material effect on our financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring). The new standard required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not anticipate that the adoption of SFAS No. 146 will have a material effect on our financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation". The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. In compliance with SFAS No. 148, we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement as defined by APB No. 25.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", or FIN 45. For a guarantee subject to FASB Interpretation No. 45, a guarantor is required to measure and recognize the fair value of the guarantee liability at inception. For many guarantees, fair value will likely be determined using the expected present value method described FASB Concepts Statement 7, "Using Cash Flow Information and Present Value in Accounting Measurements". In addition, FIN 45 provides new disclosure requirements. We adopted the disclosure requirements of FIN 45 as of December 31, 2002. The measurement and liability recognition provisions are applied prospectively to guarantees or modifications after December 31, 2002. We anticipate that FIN 45 will not have a material impact on our financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", or FIN 46. Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected losses, receive the majority of it's expected returns, or both. The provisions of FIN 46 are effective immediately for interests acquired in variable interest entities after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003, for interests acquired in variable interest entities before February 1, 2003. We will adopt FIN 46 in the third quarter of 2003. Certain disclosures concerning variable interest entities are required in financial statements initially issued after January 31, 2003. We are evaluating the effect of FIN 46 but do not believe FIN 46 will have a material impact on our financial statements.

COMMITMENTS AND CONTINGENCIES

         Recent Regulatory Developments - A significant portion of our net sales continues to be dependent upon our AM-300 product. Our net sales of AM-300 represented 48.8% and 52.0% of net sales for the years ended December 31, 2002 and 2001. One of the ingredients in our AM-300 products is ephedra, an herb that contains naturally occurring ephedrine. Our manufacturer uses a powdered extract of that herb when manufacturing AM-300. We market AM-300 principally as an aid in weight management. The extract is an 8% extract, which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. In addition, our Sine-Eze product, used as a food supplement to relieve symptoms associated with allergies, contains ephedrine alkaloids. Ephedrine containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

         The FDA published a proposed rule in the Federal Register on June 4, 1997, which proposed significant limitations on the sale of ephedrine-containing dietary supplements. The proposed rule would have significantly limited our ability to sell products containing ephedra if it had been made effective. On

April 3, 2000, the FDA withdrew most of the provisions of its proposed rule. This action was prompted largely by a report issued by the United States General Accounting Office, or GAO, in which the GAO criticized the scientific basis for the proposed rule and the FDA's evaluation of approximately 900 reports of adverse events supposedly related to the consumption of dietary supplements containing ephedrine alkaloids. The FDA has made available for public inspection most of these adverse event reports.

         On March 7, 2003, the FDA published a notice in the Federal Register, which indicates that it will be taking final action on the 1997 proposed rule in the near future. The FDA re-opened the public comment period, until April 7, 2003, to allow for additional public input on the two proposed limitations on the sale of ephedrine-containing dietary supplements that remained after the FDA's action of April 3, 2000. One proposed limitation is a warning that would be required to appear on the label of all ephedrine-containing supplements. The other proposed limitation is that ephedrine-containing supplements may not contain other substances that are known to have stimulant effects (e.g., caffeine). The proposed warning addresses potential health risks allegedly associated with ephedrine-containing dietary supplements. It is similar, but not identical, to mandatory warnings that have been required by Texas law since 1999 and California law since January 1, 2003. AM-300 and our other ephedrine-containing supplements comply with these state law requirements. However, some of our ephedrine-containing products, like AM-300, contain caffeine or other stimulants. Therefore, if the proposed rule is made final in its current form, it will prohibit the sale of some of our products in their present formulations.

         On March 13, 2003, the FDA published a proposed rule in the Federal Register which proposes comprehensive requirements for the manufacturing, packing and holding dietary supplements, also known as good manufacturing practices. The FDA is accepting public comments on the proposed GMPs until June 11, 2003; final GMPs will be promulgated after the FDA has reviewed the public comments. Once final GMP regulations become effective, our manufacturer will be required to adhere to them. The FDA will most likely institute an effective date for the GMPs which will allow our manufacturer a reasonable amount of time to conduct this review and, if necessary, revise its manufacturing operations to comply with the final GMP regulations.

         Product Liability - We, like other marketers of products that are intended to be ingested, face the inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We maintain limited product liability insurance coverage with limits of $1,000,000 per occurrence and $2,000,000 in the aggregate. Products containing ephedra, which represented approximately 49% of our 2002 net revenue, are not covered by our product liability insurance. We generally do not obtain contractual indemnification from our product manufacturers. However, all of our product manufacturers carry product liability insurance, which covers our products. A product liability claim could result in material losses.

         Legal Proceedings - We are currently involved in two products liability suits related to the ingestion of our ephedra-based products. Answers to these petitions are due April 23 and 30, 2003. As such, we have not had sufficient time to either investigate the facts of these cases or analyze appropriate defenses to the allegations. We will deny any wrongdoing and intend to vigorously defend the claims. The amounts of damages sought are unknown, but include compensatory and punitive damages.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary source of liquidity has been cash provided by sales of our common stock, marketable securities and operating activities. At December 31, 2002, we had working capital of $3,186,584 compared to $3,110,607 at December 31, 2001. We believe our cash and cash equivalents and cash flows from operations will be sufficient to fund our working capital needs over the next 12 months. During the year ended December 31, 2002, net cash provided by operating activities was $694,712, net cash provided by investing activities was $68,193, and net cash used in financing activities was $537,795. We had a net increase in cash during this period of $225,111, primarily as a result of operations. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses.

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

The loans also contain financial covenants requiring us to maintain:

     - Tangible Net Worth, consisting of total assets excluding intangible assets less total liabilities excluding subordinated debt, of at least $5,500,000;

     - Debt coverage ratio, consisting of net income plus amortization, depreciation and interest expense, divided by current maturities of long term debt and capital leases plus interest expense, of at least 125%; and

     - Debt to EBITDA ratio, consisting of current and long term maturities of debt and capital leases, divided by net income plus amortization, depreciation, income tax and interest expense, of less than 250% through December 31, 2002, less than 225% for 2003 and less than 200% thereafter.

         At December 31, 2002, we were not in compliance with our debt coverage ratio or the debt to EBITDA ratio. Per letter dated February 18, 2003, Bank One Oklahoma, N.A. granted a waiver for the covenant violations for the period ended December 31, 2002. We have negotiated a new agreement with Bank One, whereby the debt is secured by marketable securities. As such, the debt will no longer be subject to financial covenants.

         The following summarizes our contractual obligations at December 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                            LESS THAN                     3-5
                                  TOTAL       1 YEAR      1-3 YEARS      YEARS
                                  -----       ------      ---------      -----
Bank loans and notes (1) ...   $2,444,628   $  455,296   $1,140,439   $  848,893
Capital lease obligations ..      257,500      109,898      147,602           --
Operating leases ...........      137,332      102,000       35,332           --
                               ----------   ----------   ----------   ----------
Total ......................   $2,839,460   $  667,194   $1,323,373   $  848,893
                               ==========   ==========   ==========   ==========

(1)  See Note 4 to our financial statements.

         At December 31, 2002, we had marketable debt and equity securities of $1,621,143 compared to $1,663,650 at December 31, 2001. All of our securities are unrestricted investments.

         During the first quarter of 1998, we agreed to loan John W. Hail, our Chief Executive Officer and a major shareholder, up to $250,000. Subsequently we also agreed to loan up to an additional $75,000. In 2000, an additional $200,000 was approved. On January 1, 2001 the outstanding balance on all the notes plus interest were combined into one note payable in monthly installments. Our board of directors unanimously approved the loans and extension. These loans are collateralized by stock and property, and bear interest at 8% per annum. As of December 31, 2002, the balance due on these loans plus interest was $63,561. These loans will be paid in full in 2003. No new loans will be made to our officers or directors.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our balance sheet includes marketable securities, which we believe are a conservative blend of income and growth investments resulting in moderate market risk. We invest in equity marketable securities to generate capital growth, and fixed-income marketable securities to provide current income. Because of the nature of these investments, both current interest rates and equity market movements will affect total return and risk. Our fixed income investments of approximately $820,000 are subject to interest risk and market value risk. We have approximately $800,000 of equity investments that are exposed to market risk.

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

     The following table lists our cash equivalents and our short-term fixed-income marketable securities at December 31, 2002 and December 31, 2001:

                                     DECEMBER 31, 2002                            DECEMBER 31, 2001
                                     -----------------                            -----------------
                              AVERAGE                                   AVERAGE
                             INTEREST                  FAIR          INTEREST RATE                    FAIR
                              RATE(1)     COST         VALUE              (1)            COST         VALUE
                             --------     ----         -----         -------------       ----         -----
Cash equivalents ...             --%    $ 18,208     $ 18,208              --%        $  975,835   $  975,835
Short-term
  Investments ......           6.00%     787,180      801,339            6.45%           418,269      429,965
                                        --------     --------                         ----------   ----------
                                        $805,388     $819,547                         $1,394,104   $1,405,800
                                        ========     ========                         ==========   ==========

(1) Average interest rate is calculated by taking the individual security interest rates multiplied by each investments' weighted average share of the total fixed-income marketable securities.

     Average interest rates for the year ended December 31, 2002 decreased .45% from December 31, 2001 due to the redemption of 100,000 units of 7.52% U.S. Government Agency securities in the first quarter, 100,000 units of 6.14% U.S. Government Agency securities in the third quarter and 95,000 units of 6.29% U.S. Government Agency securities in the fourth quarter 2002. These securities represented 70% of our total fixed-income marketable securities at December 31, 2001.

         Fair value of the cash equivalents and fixed-income marketable securities decreased $586,253 during the year ended December 31, 2002 to $819,547 from $1,405,800 at December 31, 2001. This decrease was primarily due to the reinvestment of approximately $957,000 of cash equivalents to equity securities, partially offset by an increase in short-term investments of approximately $371,000.

         Equity Market Risks. We currently maintain an investment portfolio of equity securities. All securities are available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders equity. We do not engage in hedging our equity portfolio or otherwise purchase derivative securities. Because of the quality of our portfolio and liquid nature of our equity investments, we do not consider the market risk related to these investments to be material. At December 31, 2002, our equity investments had a value of $801,595 compared to $257,850 at December 31, 2001, primarily due to the purchase of mutual fund equity investments in the second, third and fourth quarters of 2002.

         We attempt to manage our interest and market risk by evaluating and purchasing what we believe to be the best investment securities and rates of return available.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements are set forth beginning on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

     In accordance with the provisions of General Instruction G (3), information required by Items 10, 11, 12 and 13 of Form 10-K are incorporated herein by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed prior to April 30, 2003.

ITEM 14.    CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1) The following financial statements of Advantage Marketing Systems, Inc. are included in Item 8:

Report of Independent Certified Public Accountants..................................................             F-2
Independent Auditors' Report........................................................................             F-3
Consolidated Balance Sheets as of December 31, 2002 and 2001........................................             F-4
Consolidated Statements of Operations for Years Ended December 31, 2002, 2001 and 2000..............             F-5
Consolidated Statements of Stockholders' Equity for Years Ended December 31, 2002, 2001 and
  2000..............................................................................................             F-6
Consolidated Statements of Cash Flows for Years Ended December 31, 2002, 2001 and 2000..............             F-7
Notes to Consolidated Financial Statements for Years Ended December 31, 2002 2001 and 2000..........             F-8

         (a)(2)   Financial Statement Schedules

         All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

         (a)(3)   Exhibits

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

   10.1           Warrant Agreement between Registrant and U.S. Stock Transfer
                  Inc., dated as of January 16, 1997, as amended and restated
                  January 8, 1998, incorporated by reference to Amendment No. 2 to Form 8-A Registration Statement, filed with the Commission on January 13, 1998.

   10.2           Unit and Warrant Agreement between Registrant and U.S. Stock
                  Transfer Inc., dated as of November 6, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 1 to Form 8-A Registration Statement, filed with the Commission on January 15, 1998.

   10.3 *         The Advantage Marketing Systems, Inc. 1998 Distributor Stock
                  Purchase Plan, incorporated by reference to Amendment No. 1 to Registration Statement on Form SB-2 (Registration No.
                  333-47801) filed with the commission on October 7, 1998.

   10.4 *         The form of Advantage Marketing Systems, Inc. 1998 Distributor
                  Stock Purchase Plan Stock Purchase Agreement, incorporated by reference to Amendment No. 1 to Registration Statement on Form
                  SB-2 (Registration No. 333-47801) filed with the commission on October 7, 1998.

   10.5           Purchase and Assignment Agreement by and among Advantage
                  Marketing Systems, Inc., LifeScience Technologies Holdings,
                  Inc., GHI Holdings, Inc., LifeScience Technologies, Inc. and
                  RMS Limited Partnership, dated as of January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

   10.6           Promissory Note dated January 3, 2001, to RMS Limited
                  Partnership by Advantage Marketing Systems, Inc., LifeScience
                  Technologies Holdings, Inc., LifeScience Technologies Holdings
                  Limited Partnership, LifeScience Technologies Holdings, Inc.,
                  LifeScience Technologies of Japan and LST Fulfillment Limited
                  Partnership, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

   10.7           Stock Option Agreement of Advantage Marketing Systems dated
                  January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

   10.8 Joint Marketing Agreement with PrimeBuy Network.com, Inc., dated August 30, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

   10.9           Promissory Note executed by PrimeBuy Network.com, Inc., dated
                  August 2, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

   10.10 * The Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement
                  (No. 33-80629), filed with the Commission on November 20,
                  1996.

   10.11 *        Employment Agreement by and between David D'Arcangelo and
                  Registrant dated effective as of November 25, 2002, filed herewith.

   10.12 *        Non-Qualified Stock Option Agreement by and between David
                  D'Arcangelo and Registrant dated effective as of December 2, 2002, filed herewith.

   21 Subsidiaries, incorporated by reference to Form 10-K filed with the Commission on April 17, 2001.

   23.1           Consent of Grant Thornton LLP, filed herewith.

   23.2           Consent of Deloitte & Touche LLP, filed herewith.

         99.1     Chief Executive Officer Certification, filed herewith.

         99.2     Chief Financial Officer Certification, filed herewith.

         *        Designates a compensatory plan.

         (b)      Reports on Form 8-K.

                  - On November 4, 2002, the registrant filed an 8-K reporting the filing of CEO and CFO certifications relating to its 3rd Quarter Form 10-Q as required by
                       Section 906 of the Sarbanes Oxley Act of 2002.

                  - On October 24, 2002, the registrant filed an 8-K reporting the resignation of its president.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        REGISTRANT:
                                        ADVANTAGE MARKETING SYSTEMS, INC.

Date:  March 31, 2003                   By: /S/ JOHN W. HAIL
                                            ------------------------------------
                                        John W. Hail, Chief Executive Officer,
                                        Chairman of the Board and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2003                    By: /S/ JOHN W. HAIL
                                            ------------------------------------
                                        John W. Hail, Chief Executive Officer,
                                        Chairman of the Board and Director

Date: March 31, 2003                    By: /S/ DAVID D. D'ARCANGELO
                                            ------------------------------------
                                        David D. D'Arcangelo, President and
                                        Director

Date: March 31, 2003                    By: /S/ DENNIS LONEY
                                            ------------------------------------
                                        Dennis Loney, Chief Operational Officer

Date: March 31, 2003                    By: /S/ REGGIE COOK
                                            ------------------------------------
                                        Reggie Cook, Chief Financial Officer
                                        and Secretary Treasurer

Date: March 31, 2003                    By: /S/ M. THOMAS BUXTON III
                                            ------------------------------------
                                        M. Thomas Buxton III, Director

Date: March 31, 2003                    By: /S/ STEVEN M. DICKEY
                                            ------------------------------------
                                        Steven M. Dickey, Director

Date: March 31, 2003                    By: /S/ HARLAND C. STONECIPHER
                                            ------------------------------------
                                        Harland C. Stonecipher, Director

Date: March 31, 2003                    By: /S/ STEVEN R. HAGUE
                                            ------------------------------------
                                        Steven R. Hague, Director

I, John W. Hail, Chief Executive Officer, certify that:

         1. I have reviewed this annual report on Form 10-K of Advantage Marketing Systems, Inc. (the "registrant");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     Advantage Marketing Systems, Inc.

Date:  March 31, 2003                By: /S/ JOHN W. HAIL
                                         ----------------
                                         John W. Hail
                                         Chairman and Chief Executive Officer

I, Reggie B. Cook, Chief Financial Officer, certify that:

         1. I have reviewed this annual report on Form 10-K of Advantage Marketing Systems, Inc. (the "registrant");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              (e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              (f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     Advantage Marketing Systems, Inc.

Date:  March 31, 2003                By: /S/ REGGIE B. COOK
                                         --------------------------------
                                         Reggie B. Cook
                                         Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                  PAGE
                                                                                                                  ----
ADVANTAGE MARKETING SYSTEMS, INC. AND SUBSIDIARIES
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants................................................                 F-2
Independent Auditors' Report......................................................................                 F-3
Consolidated Balance Sheets as of December 31, 2002 and 2001......................................                 F-4
Consolidated Statements of Operations for Years Ended December 31, 2002, 2001 and 2000............                 F-5
Consolidated Statements of Stockholders' Equity for Years Ended December 31, 2002, 2001 and
  2000............................................................................................                 F-6
Consolidated Statements of Cash Flows for Years Ended December 31, 2002, 2001 and 2000............                 F-7
Notes to Consolidated Financial Statements for Years Ended December 31, 2002 2001 and 2000........                 F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of
Advantage Marketing Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Advantage Marketing Systems, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advantage Marketing Systems, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, on January 1, 2002.

GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 22, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Advantage Marketing Systems, Inc. and Subsidiaries
Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheet of Advantage Marketing Systems, Inc. and subsidiaries (the "Company") as of December 31, 2000, (not presented herein) and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, (not presented herein) and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Oklahoma City, Oklahoma
April 12, 2001

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                                       2002            2001
                                                                                       ----            ----
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................................   $  1,207,299    $    982,188
  Marketable securities, available for sale, at fair value .....................      1,621,143       1,663,650
  Receivable - net of allowance of $0 and $92,931 respectively .................        123,838         331,961
  Receivable from affiliates ...................................................         63,561         100,000
  Prepaid taxes and income tax receivable ......................................        464,975          99,120
  Inventory ....................................................................        798,153       1,335,451
  Deferred income taxes ........................................................        120,343          65,546
  Other assets .................................................................         31,215          81,830
                                                                                   ------------    ------------
     Total current assets ......................................................      4,430,527       4,659,746
RECEIVABLES, Net, $433,035 from related party in 2001 ..........................        338,839         850,371
PROPERTY AND EQUIPMENT, Net ....................................................      3,905,432       4,345,374
GOODWILL, Net ..................................................................             --       3,788,374
COVENANTS NOT TO COMPETE and other intangibles, Net ............................        635,821         713,638
DEFERRED INCOME TAXES ..........................................................      1,276,859              --
OTHER ASSETS ...................................................................         98,791         314,901
                                                                                   ------------    ------------
TOTAL                                                                              $ 10,686,269    $ 14,672,404
                                                                                   ============    ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable .............................................................   $    219,533    $     29,509
  Accrued commissions and bonuses ..............................................        171,310         438,515
  Accrued other expenses .......................................................        151,289         147,044
  Accrued sales tax liability ..................................................        136,618         244,485
  Notes payable ................................................................        455,296         579,860
  Capital lease obligations ....................................................        109,898         109,726
                                                                                   ------------    ------------
     Total current liabilities .................................................      1,243,944       1,549,139
LONG-TERM LIABILITES:
  Notes payable ................................................................      1,989,332       2,320,063
  Capital lease obligations ....................................................        122,564         234,385
  Deferred taxes ...............................................................             --          23,639
                                                                                   ------------    ------------
     Total liabilities .........................................................      3,355,840       4,127,226
                                                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 12)
STOCKHOLDERS' EQUITY:
  Common stock - $.0001 par value; authorized 495,000,000 shares; issued
     4,896,674 and 4,882,174 shares; outstanding 4,424,314 and 4,409,814 shares,
     respectively ..............................................................            490             488
  Paid-in capital ..............................................................     11,793,240      11,764,182
  Notes receivable for exercise of options .....................................        (31,000)        (31,088)
  Retained earnings (accumulated deficit) ......................................     (2,118,857)      1,086,178
  Accumulated other comprehensive loss, net of tax .............................        (68,968)        (30,106)
                                                                                   ------------    ------------
      Total capital and retained earnings (accumulated deficit) ................      9,574,905      12,789,654
  Less cost of treasury stock (472,795 shares) .................................     (2,244,476)     (2,244,476)
                                                                                   ------------    ------------
     Total stockholders' equity ................................................      7,330,429      10,545,178
                                                                                   ------------    ------------
TOTAL ..........................................................................   $ 10,686,269    $ 14,672,404
                                                                                   ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                               2002            2001           2000
                                                                               ----            ----           ----
Net sales .............................................................    $22,303,581     $28,440,920     $26,707,936

Cost of sales .........................................................     15,126,983      19,231,150      17,929,701
                                                                           -----------     -----------     -----------

  Gross profit ........................................................      7,176,598       9,209,770       8,778,235

  Marketing, distribution and administrative expenses:

    Marketing .........................................................      2,487,006       2,304,922       2,981,372

    Distribution and administration ...................................      5,768,245       6,875,871       5,076,436
                                                                           -----------     -----------     -----------

Total marketing, distribution and administrative expenses .............      8,255,251       9,180,793       8,057,808

Goodwill impairment ...................................................      3,788,374              --              --
                                                                           -----------     -----------     -----------

  Income (loss) from operations .......................................     (4,867,027)         28,977         720,427

Other income (expense):

Interest and dividends, net ...........................................        (53,895)        (31,800)        310,599

Other income (expense), net ...........................................        (39,170)         16,841         (81,560)
                                                                           -----------     -----------     -----------

  Total other income (expense) ........................................        (93,065)        (14,959)        229,039
                                                                           -----------     -----------     -----------

INCOME (LOSS) BEFORE TAXES ............................................     (4,960,092)         14,018         949,466

INCOME TAX EXPENSE (BENEFIT) ..........................................     (1,755,057)          5,467         456,532
                                                                           -----------     -----------     -----------

NET INCOME (LOSS) .....................................................    $(3,205,035)    $     8,551     $   492,934
                                                                           ===========     ===========     ===========

Net income (loss) per common share - basic ............................    $      (.73)    $        --     $       .12
                                                                           ===========     ===========     ===========

Net income (loss) per common share - assuming dilution ................    $      (.73)    $        --     $       .09
                                                                           ===========     ===========     ===========

Weighted average common shares outstanding - basic ....................      4,419,196       4,379,486       4,283,461
                                                                           ===========     ===========     ===========

Weighted average common shares - assuming dilution ....................      4,419,196       4,692,298       5,476,277
                                                                           ===========     ===========     ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                              NOTES      RETAINED
                                                                           RECEIVABLE    EARNINGS
                                  SHARES                                       FOR       (ACCUMU-
                                  (SEE          COMMON      PAID-IN         EXERCISE       LATED
                                 NOTE 6)         STOCK      CAPITAL        OF OPTIONS     DEFICIT)
                                 -------        ------      -------        ----------    ---------
BALANCE,
  JANUARY 1, 2000               4,083,238        $ 428    $ 10,232,700     $  (50,999)   $  759,692
Payments on notes
  receivable ...........               --           --             --          19,911            --
Options exercised with
  cash .................          373,504           37        843,480              --            --
Options exercised by
  tendering mature
  shares, net ..........           76,239            8             --              --            --
1997-A Warrants
  exercised ............           28,443            3         96,703              --            --
Redeemable common
  stock purchase
  warrants exercised ...           59,000            6        200,594              --            --
Purchases of treasury
  stock, at cost .......         (271,610)          --             --              --            --
Tax benefit from
  exercise of
  non-qualified
  options ..............               --           --        268,711              --            --
Purchase and
  cancellation of
  warrants..............               --           --             --              --      (174,999)
Comprehensive Income:

Net Income .............               --           --             --              --       492,934
Unrealized loss on
  available for sale
  securities, net of
  tax...................               --           --             --              --            --

Comprehensive income....               --           --             --              --            --
                                ---------       ------    -----------     -----------   -----------
BALANCE,
  DECEMBER 31, 2000.....        4,348,814       $  482    $11,642,188     $   (31,088)  $ 1,077,627
Options exercised with
  cash .................           61,000            6        121,994              --            --
Comprehensive Income:
Net Income .............               --           --             --              --         8,551
Unrealized loss on
  available for sale
  securities, net of
  tax...................               --           --             --              --            --
Comprehensive Income ...               --           --             --              --            --
                                ---------       ------    -----------     -----------   -----------
BALANCE,
  DECEMBER 31, 2001.....        4,409,814       $  488    $11,764,182     $   (31,088)  $ 1,086,178
Options exercised with
  cash .................           14,500            2         29,058              --            --
Payments of notes
  receivable ...........               --           --             --              88            --
Comprehensive Income:
Net Loss ...............               --           --             --              --    (3,205,035)
Unrealized loss on
  available for sale
  securities, net of
  tax...................               --           --             --              --            --
Comprehensive Income
(Loss) .................               --           --             --              --            --
                                ---------       ------    -----------     -----------   -----------
BALANCE,
  DECEMBER 31, 2002.....        4,424,314       $  490    $11,793,240     $   (31,000)  $(2,118,857)
                                =========       ======    ===========     ===========   ===========




                                                       ACCUMU-
                                                        LATED
                                                      OTHER COM-
                                                      PREHENSIVE
                                     COMPRE-           INCOME                              TOTAL
                                     HENSIVE           (LOSS),                             STOCK-
                                     INCOME             NET            TREASURY           HOLDERS'
                                     (LOSS)            OF TAX           STOCK              EQUITY
                                     -------          ----------       --------           --------
BALANCE,
  JANUARY 1, 2000                                     $ (10,531)      $  (699,307)       $10,231,983
Payments on notes
  receivable ...........                   --                --                --             19,911
Options exercised with
  cash .................                   --                --                --            843,517
Options exercised by
  tendering mature
  shares, net ..........                   --                --                --                  8
1997-A Warrants
  exercised ............                   --                --                --             96,706
Redeemable common
  stock purchase
  warrants exercised ...                   --                --                --            200,600
Purchases of treasury
  stock, at cost .......                   --                --        (1,545,169)        (1,545,169)
Tax benefit from
exercise
  of non-qualified
  options ..............                   --                --                --            268,711
Purchase and
  cancellation of
  warrants..............                   --                --                --           (174,999)
Comprehensive Income:

Net Income .............          $   492,934                --                --            492,934
Unrealized loss on
  available for sale
  securities, net of
  tax...................              (10,297)          (10,297)               --            (10,297)
                                                      ---------
Comprehensive income....          $   482,637                --                --                 --
                                  ===========         ---------       -----------        -----------
BALANCE,
  DECEMBER 31, 2000.....                              $ (20,828)      $(2,244,476)       $10,423,905
Options exercised with
  cash .................                   --                --                --            122,000
Comprehensive Income:
Net Income .............                8,551                --                --              8,551
Unrealized loss on
  available for sale
  securities, net
  of tax................               (9,278)           (9,278)               --             (9,278)
                                  -----------
Comprehensive Income ...          $      (727)               --                --                 --
                                  ===========         ---------       -----------        -----------
BALANCE,
  DECEMBER 31, 2001.....                              $ (30,106)      $(2,244,476)       $10,545,178
Options exercised with
  cash .................                   --                --                --             29,060
Payments of notes
  receivable ...........                   --                --                --                 88
Comprehensive Income:
Net Loss ...............           (3,205,035)               --                --         (3,205,035)
Unrealized loss on
  available for sale
  securities, net of
  tax...................              (38,862)          (38,862)               --            (38,862)
                                  -----------
Comprehensive Income
(Loss) .................          $(3,243,897)               --                --                 --
                                  ===========         ---------       -----------        -----------
BALANCE,
  DECEMBER 31, 2002.....                              $ (68,968)      $(2,244,476)        $7,330,429
                                                      =========       ===========        ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                       2002            2001          2000
                                                                                       ----            ----          ----
CASH FLOWS FROM OPERATING ACTIVITES:
  Net income ...................................................................   $(3,205,035)     $    8,551   $  492,934
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation and amortization ............................................     1,016,260       1,112,870      799,969
      Goodwill impairment ......................................................     3,788,374              --           --
      Deferred taxes ...........................................................    (1,331,778)         43,189        5,522
      Provision for bad debts...................................................            --              --      102,472
      (Gain) loss on sale of assets ............................................        17,568          (7,904)      (3,120)
      Realized (gain) loss on sale of marketable securities.....................        33,841          (3,714)      34,369
      Impairment of Inventory & other Assets ...................................       116,143              --           --
      Changes in assets and liabilities which provided (used) cash:
        Receivables ............................................................       200,988          57,561     (543,490)
        Inventory ..............................................................       421,156         466,112      (80,343)
        Prepaid taxes and income tax receivable ................................      (365,855)        183,241      (13,650)
        Other assets ...........................................................       183,853            (764)     (51,668)
        Accounts payable and accrued expenses ..................................      (180,803)       (350,965)    (805,475)
                                                                                   -----------      ----------   ----------
          Net cash provided by (used in) operating activities ..................       694,712       1,508,177      (62,480)
                                                                                   -----------      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ..........................................      (717,515)     (1,798,899)  (1,164,945)
  Sales of property and equipment ..............................................       284,438          26,442           --
  Advances to affiliates .......................................................        36,438              --     (280,670)
  Advances to notes receivable .................................................            --         (24,864)          --
  Receipts on notes receivable..................................................        85,631         105,167           --
  Proceeds from sale of assets..................................................            --              --       29,826
  Repayment of related party receivables .......................................       433,036          61,360           36
  Purchase of marketable securities, available for sale ........................    (1,817,520)        (15,259)  (1,510,538)
  Purchase of marketable securities, held to maturity ..........................            --              --   (1,301,151)
  Sale of marketable securities, available for sale ............................     1,763,685       1,840,067    1,956,092
  Maturity of marketable securities, held to maturity...........................            --              --    1,386,000
  Purchase of other intangibles ................................................            --        (428,338)          --
  Acquisition of new business, net of cash acquired ............................            --      (1,149,636)          --
                                                                                   -----------      ----------   ----------
          Net cash provided by (used in) in investing activities ...............        68,193      (1,383,960)    (885,350)
                                                                                   -----------      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock........................................        29,061         122,000    1,140,823
  Proceeds from notes payable...................................................            --       1,146,216       25,248
  Purchase of treasury stock ...................................................            --              --   (1,545,169)
  Purchase and cancellation of other warrants ..................................            --              --     (174,999)
  Repayments of notes receivable for exercise of stock options..................            88              --       20,220
  Payment of notes payable .....................................................      (455,295)       (348,454)      (2,826)
  Principal payment on capital lease obligations ...............................      (111,649)       (138,478)    (101,674)
                                                                                   -----------      ----------    ---------
          Net cash provided by (used in) financing activities ..................      (537,795)        781,284     (638,377)
                                                                                   -----------      ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS ....................................................................       225,111         905,501   (1,586,207)
CASH AND CASH EQUIVALENTS, BEGINNING ...........................................       982,188          76,687    1,662,894
                                                                                   -----------      ----------   ----------
CASH AND CASH EQUIVALENTS, ENDING ..............................................   $ 1,207,299      $  982,188   $   76,687
                                                                                   ===========      ==========   ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

         LOANS AND TRADE RECEIVABLES - All of the Company's customers pay for sales in advance of shipment. As such, the Company has no trade receivables. Loans to associates are repayable in five years or less; are secured by commissions controlled by the Company; and are no longer allowed. Interest rates on loans are typically two percent or more above the Prime rate and are fixed.

         CREDIT LOSSES AND DOUBTFUL ACCOUNTS - All loans and receivables are secured by guaranteed payment sources that are within the Company's control. As such, management believes there is no need for an allowance for doubtful accounts.

         SALES RETURNS - All of the Company's products include a customer satisfaction guarantee. Company products may be returned within 30 days of purchase for a full refund or credit toward the purchase of another Company product. The Company also has a buy-back program whereby it will repurchase products sold to an independent associate (subject to a restocking fee) provided that the associate terminates his/her associateship agreement with the Company and returns the product within 12 months of original purchase in marketable condition. The cost of products returned to the Company is included in net sales. For the years ended December 31, 2002 and 2001, the cost of products returned to the Company was less than one percent of gross sales. For the year ended December 31, 2000, the cost of products returned to the Company was less than two percent of gross sales.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of cash in banks and all short term investments with initial maturities of three months or less. The Company maintains its cash and cash equivalents in accounts that may not be federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

         MARKETABLE SECURITIES - All of the Company's marketable securities are classified as available for sale and reported at fair value. The related unrealized gains and losses are excluded from earnings and

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         reported net of income tax as a separate component of stockholders' equity until realized. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings.

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

         INTANGIBLES - Intangible assets consist of covenants not to compete and other intangibles, which have a significant residual value. Covenants not to compete are being amortized over the life of the contracts.

         The table below details the gross carrying amount and accumulated amortization:

                                         FOR THE YEAR ENDED DECEMBER 31,
                                         -------------------------------
                                         2002         2001         2000
                                         ----         ----         ----

Non-compete covenants, gross ......   $  644,000   $  644,000   $  644,000
Other intangibles, gross ..........      428,338      428,338           --
                                      ----------   ----------   ----------
    Total intangibles, gross ......   $1,072,338   $1,072,338   $  644,000
                                      ==========   ==========   ==========

Accumulated amortization, non-
  compete covenants ...............   $  393,683   $  337,283   $  280,883
Accumulated amortization, other
  intangibles .....................       42,884       21,417           --
                                      ----------   ----------   ----------
    Total accumulated amortization    $  436,517   $  358,700   $  280,883
                                      ==========   ==========   ==========

         Intangible amortization for the years ended December 31, 2002, 2001 and 2000, was $77,817, $77,817 and $73,729, respectively. Estimated amortization expense for the years 2003, 2004, 2005 and 2006 is $77,817 and estimated amortization expense for the year 2007 is $46,134.

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

         LONG-LIVED ASSETS - Management of the Company assesses recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future cash flows generated by that asset. Recoverability is assessed and measured on long-lived assets using an estimate of the undiscounted future cash flows attributable to the asset. Impairment is measured based on future cash flows discounted at an appropriate rate.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         FAIR VALUE DISCLOSURE - The Company's financial instruments include cash and cash equivalents, marketable securities, receivables, short-term payables, notes payable and capital lease obligations. The carrying amounts of cash and cash equivalents, receivables and short-term payables approximate fair value due to their short-term nature. Marketable securities held for sale are carried at fair value. The carrying amounts of capital lease obligations approximate fair value based on borrowing rates currently available to the Company. Notes payable with carrying amounts of $2,444,628 and $2,899,923 had fair values of approximately $2,520,000 and $2,900,000 at December 31, 2002 and 2001, respectively.

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

                                                                             INCOME        SHARES      PER SHARE
                                                                          (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                                          -----------   -------------  ---------
For the year ended December 31, 2002:
  Earnings (loss) per common share:
     Income (loss) available to common stockholders ...................   $(3,205,035)                 $   (.73)
                                                                                                       ========
     Weighted average common shares outstanding .......................                   4,419,196
  Earnings (loss) per common share - assuming dilution:
     Options...........................................................            --            --
                                                                          -----------    ----------
     Income (loss) available to common stockholders
       plus assumed conversions .......................................   $(3,205,035)    4,419,196    $   (.73)
                                                                          ===========    ==========    ========

For the year ended December 31, 2001:
  Earnings per common share:
    Income available to common stockholders ...........................   $     8,551                  $     --
                                                                                                       ========
    Weighted average common shares outstanding ........................                  $4,379,486
  Earnings per common share - assuming dilution:
    Options ...........................................................            --       312,812
    Warrants ..........................................................            --            --
                                                                          -----------    ----------
    Income available to common stockholders plus
      assumed conversions .............................................   $     8,551     4,692,298    $     --
                                                                          ===========    ==========    ========

For the year ended December 31, 2000:
  Earnings per common share:
    Income available to common stockholders ...........................   $   492,934                  $    .12
                                                                                                       ========
    Weighted average common shares outstanding ........................                   4,283,461
  Earnings per common share - assuming dilution:
    Options ...........................................................            --       706,786
    Warrants ..........................................................            --       486,030
                                                                          -----------    ----------
    Income available to common stockholders plus
      assumed conversions .............................................   $   492,934     5,476,277    $    .09
                                                                          ===========    ==========    ========

         Options to purchase 1,756,653 shares of common stock at exercise prices ranging from $1.31 to $6.13 per share were outstanding at December 31, 2002 but were not included in the computation of earnings per common share-assuming dilution because such inclusion would not be dilutive. At December 31, 2002, 526,664 common shares issuable pursuant to the terms of a convertible acquisition note payable

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         were excluded from the determination of diluted earnings per share under the if-converted method, because the effect of inclusion was antidilutive.

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

         Warrants to purchase 1,874,768 shares of common stock at exercise prices ranging from $3.40 to $5.40 per share at December 31, 2002 and 2001, and warrants to purchase 130,000 shares of common stock at $5.40 per share at December 31, 2000 were outstanding but were not included in the computation of earnings per common share-assuming dilution because the warrants' exercise price was greater than the average market price of the common shares.

         ACCOUNTING STANDARDS YET TO BE ADOPTED - In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", that, among other things, rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". With the rescission of SFAS No. 4, the early extinguishments of debt generally will no longer be classified as an extraordinary item for financial statement presentation purposes. The provision is effective for fiscal years beginning after May 15, 2002. The Company does not anticipate that the adoption of SFAS No. 145 will have a material effect on its financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including Certain Costs Incurred in a Restructuring). The new standard required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation". The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. However, certain disclosures are effective for the Company's year ended December 31, 2002. In compliance with SFAS No. 148, the

                       ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB No. 25.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", or FIN 45. For a guarantee subject to FASB Interpretation No. 45, a guarantor is required to measure and recognize the fair value of the guarantee liability at inception. For many guarantees, fair value will likely be determined using the expected present value method described FASB Concepts Statement 7, "Using Cash Flow Information and Present Value in Accounting Measurements". In addition, FIN 45 provides new disclosure requirements. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002. The measurement and liability recognition provisions are applied prospectively to guarantees or modifications after December 31, 2002. The Company anticipates that FIN 45 will not have a material impact on the financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", or FIN 46. Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected losses, receive the majority of it's expected returns, or both. The provisions of FIN 46 are effective immediately for interests acquired in variable interest entities after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003, for interests acquired in variable interest entities before February 1, 2003. The Company will adopt FIN 46 in the third quarter of 2003. Certain disclosures concerning variable interest entities are required in financial statements initially issued after January 31, 2003. The Company is evaluating the effect of FIN 46 but does not believe FIN 46 will have a material impact on its financial statements.

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

                                                                    2002         2001         2000
                                                                    ----         ----         ----
Unrealized gain (loss) on investment arising during
  the period................................................     $ (69,299)    $ (5,564)    $  44,072
Less reclassification adjustment for gains (losses)
  included in net earnings..................................       (30,437)       3,714        54,369
                                                                 ---------     --------     ---------
Unrealized gain (loss) on investment, net of income
  taxes of $23,517, $5,615 and $6,301, respectively.........     $ (38,862)    $ (9,278)    $ (10,297)
                                                                 =========     ========     =========

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

         RECLASSIFICATIONS - Certain reclassifications have been made to prior year balances to conform to the presentation for the current period.

                       ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         GOODWILL - During 2001 and 2000, goodwill was amortized using the straight-line method over 7 to 20 years and the Company assessed the recoverability of goodwill by determining whether the amortization of the asset balance over its remaining life could be recovered through the undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, was measured based on projected discounted future operating cash flows. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and ceased amortizing goodwill. Major provisions of this statement are as follows:

                  - Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as a part of a related contract, asset, or liability;

                  - Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment at least annually, except in certain circumstances, and whenever there is an impairment indicator; and

                  - All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         The following table reconciles reported net income (loss) and related per share amounts to amounts that would have been presented exclusive of amortization expense recognized for goodwill that is no longer being amortized (tax-effected):

                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                         2002           2001         2000
                                                         ----           ----         ----
Reported net income (loss).....................     $ (3,205,035)    $   8,551     $ 492,934
Add back:  Goodwill amortization...............               --       141,733        65,214
                                                    ------------     ---------     ---------
Adjusted net income (loss).....................     $ (3,205,035)    $ 150,284     $ 558,148
                                                    ============     =========     =========

BASIC EARNINGS (LOSS) PER SHARE:
  Reported net income (loss)...................     $       (.73)    $     .00     $     .12
  Goodwill amortization........................               --           .03           .02
                                                    ------------     ---------     ---------
  Adjusted net income (loss)...................     $       (.73)    $     .03     $     .14
                                                    ============     =========     =========

DILUTED EARNINGS (LOSS) PER SHARE:
  Reported net income (loss)...................     $       (.73)    $     .00     $     .09
  Goodwill amortization........................               --           .03           .01
                                                    ------------     ---------     ---------
  Adjusted net income (loss)...................     $       (.73)    $     .03     $     .10
                                                    ============     =========     =========

         The Company evaluated its goodwill as of the adoption of SFAS No. 142 on January 1, 2002 and determined that there were no indicators of impairment since the Company's market capitalization was in excess of the value of identifiable net assets as of January 1, 2002. The Company obtained a valuation from an independent third-party appraiser.

         The Company updated its analysis of goodwill impairment as of October 31, 2002 and determined that there was an indicator of impairment of its recorded goodwill; accordingly, the Company completed the second phase of impairment testing. Based on the impairment test, the Company

                       ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         recognized an impairment of approximately $3.8 million as of December 31, 2002, which eliminated goodwill in its entirety.

         The impairment was required because economic conditions at the time of testing reduced the market capitalization of the Company to a level below the value of identifiable net assets. Under SFAS No. 142, an impairment adjustment recognized after adoption is required to be recognized as an operating expense.

         ADVERTISING COSTS - The Company expenses the cost of advertising the first time advertising takes place. Advertising expense for the years ended December 31, 2002, 2001 and 2000 was approximately $2,254, $38,704 and $3,675, respectively.

         STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation awards. Accordingly, no compensation cost has been recognized for stock options granted in the accompanying consolidated financial statements. The following pro forma data is calculated net of tax as if compensation cost for the Company's stock-based compensation awards (see also Note 6) was determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123.

                                                                 YEARS ENDED DECEMBER 31,
                                                                 ------------------------
                                                            2002           2001           2000
                                                            ----           ----           ----
Net income as reported.............................     $(3,205,035)    $    8,551     $   492,934
  Adjustment, net of tax...........................        (141,610)      (426,941)       (167,293)
                                                        -----------     ----------     -----------
Proforma net income (loss).........................     $(3,346,645)    $ (418,390)    $   325,641
Net income (loss) per common share as reported.....     $      (.73)    $       --     $       .12
  Adjustment, net of tax...........................            (.03)          (.10)           (.04)
                                                        -----------     ----------     -----------
Proforma net income (loss) per common share........     $      (.76)    $     (.10)    $       .08
Proforma net income (loss) per common share -
  assuming dilution................................     $      (.76)    $     (.09)    $       .06
Weighted average common shares outstanding.........       4,419,196      4,379,486       4,283,461
Weighted average common shares outstanding -
  assuming dilution................................       4,419,196      4,379,486       5,476,277

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: risk-free interest rates of 2.92, 4.86 and 6.14 percent; no dividend yield or assumed forfeitures; expected lives of 5.0 years; and volatility of 55, 63 and 66 percent. The pro forma amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year.

2.       MARKETABLE SECURITIES

         Investments in securities are summarized as follows:

                                                                          DECEMBER 31, 2002
                                                                          -----------------
                                                            COST/        GROSS           GROSS        ESTIMATED
                                                          AMORTIZED    UNREALIZED      UNREALIZED       FAIR
                 Type of investment                          COST        GAINS           LOSSES         VALUE
                 ------------------                          ----        -----           ------         -----
Short term investments - available for sale ..........   $    18,208   $        --    $        --      $18,208
                                                         ===========   ===========    ===========      =======

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Debt securities - available for sale
U.S. Treasury and other U.S. government
   corporations and agencies .........................   $   100,250   $       344    $        --    $   100,594
Foreign bonds, notes and debentures ..................        24,930            --           (148)        24,782
Mutual Funds .........................................       662,000        14,057            (94)       675,963
                                                         -----------   -----------    -----------    -----------
                                                         $   787,180   $    14,401    $      (242)   $   801,339
                                                         ===========   ===========    ===========    ===========

Equities - available for sale
Preferred Stock ......................................   $    38,089   $     4,457    $      (312)   $    42,234
Mutual Funds .........................................       892,804            --       (133,442)       759,362
                                                         -----------   -----------    -----------    -----------
                                                         $   930,893   $     4,457    $  (133,754)   $   801,596
                                                         ===========   ===========    ===========    ===========

                                                         $ 1,736,281   $    18,858    $  (133,996)   $ 1,621,143
                                                         ===========   ===========    ===========    ===========

                                                                              DECEMBER 31, 2001
                                                                              -----------------
                                                              COST/          GROSS         GROSS        ESTIMATED
                                                            AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                        Type of investment                     COST          GAINS         LOSSES         VALUE
                        ------------------                  ---------     ----------     ----------     ---------
Short term investments - available for sale .............  $   975,835    $       --    $        --    $   975,835
                                                           ===========   ===========    ===========    ===========

Debt securities - available for sale
  U.S. Treasury and other U.S. government
    corporations and agencies ...........................  $   393,339   $    12,424    $       --     $   405,763
  Foreign bonds, notes and debentures ...................       24,930            --           (728)        24,202
                                                           -----------   -----------    -----------    -----------
                                                           $   418,269   $    12,424    $      (728)   $   429,965
                                                           ===========   ===========    ===========    ===========

Equities - available for sale
  Preferred Stock .......................................  $    43,669   $     2,774    $    (2,553)   $    43,890
  Mutual Funds ..........................................      278,636         7,145        (71,821)       213,960
                                                           -----------   -----------    -----------    -----------
                                                           $   322,305   $     9,919    $   (74,374)   $   257,850
                                                           ===========   ===========    ===========    ===========

                                                           $ 1,716,409   $    22,343    $   (75,102)   $ 1,663,650
                                                           ===========   ===========    ===========    ===========

         The amortized cost and estimated fair values of debt securities, by contractual maturity, at December 31, 2002 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call prepayment penalties.

                                       AVAILABLE FOR SALE
                                       ------------------
                                     AMORTIZED   ESTIMATED
                                       COST     FAIR VALUE
                                     ---------  ----------
Due within one year ...............  $110,349    $110,693
Due one to five years .............    14,831      14,683
                                     --------    --------
                                     $125,180    $125,376
                                     ========    ========

         Proceeds from sales of available for sale securities were $1,763,685, $1,840,000 and $8,075 for 2002, 2001 and 2000, respectively. Gross gains of $2,161, $10,031 and $11 and gross losses of $32,598, $6,317 and $254 for 2002, 2001 and 2000, respectively, were realized on those sales.

                       ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         For the years ended December 31, 2002, 2001 and 2000, interest income for available for sale securities was $29,066, $77,618 and $100, respectively. Dividend income for available for sales securities for the years ended December 31, 2002, 2001 and 2000 was $29,437, $8,443 and $2,192, respectively.

3.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                                2002           2001
                                                ----           ----
Office furniture, fixtures and equipment    $ 4,362,068    $ 4,069,450
Vehicles ................................       842,081        801,109
Leasehold improvements ..................        62,793         62,793
Building ................................     1,521,083      1,521,083
Land ....................................       148,308        148,308
                                            -----------    -----------
                                              6,936,333      6,602,743
Accumulated depreciation and amortization    (3,030,901)    (2,257,369)
                                            -----------    -----------
Total property and equipment, net .......   $ 3,905,432    $ 4,345,374
                                            ===========    ===========

         Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $855,570, $790,115, and $548,661, respectively.

         During 2001, the Company completed construction of a state-of-the-art distribution and call center facility in Oklahoma City. The 23,346 square foot facility has the capability of handling warehouse volumes of up to $100 million in annual sales, and up to 100 employees in the call center. The Company funded this project, in part, with bank loans of $980,000 for the land and building and $166,216 for warehouse equipment. The interest rate on both loans is the Prime Rate minus .25%, which was 4.0% as of December 31, 2002, and requires 60 monthly principal and interest payments of $9,570, with the remaining balance due on September 30, 2006.

4.       DEBT

         Notes payable and long-term debt consisted of the following at December 31:

                                                                                      2002               2001
                                                                                      ----               ----
Note payable to bank, with interest at prime less .25% (4.0%
and 4.5% at December 31, 2002 and 2001, respectively),
payable in monthly installments of principal and interest, due on September 30, 2006, collateralized by warehouse and
equipment.......................................................................   $  911,686         $  967,559

Note payable to bank, with interest at prime less .25% (4.0 %
and 4.5% at December 31, 2002 and 2001, respectively),
payable in monthly installments of principal and interest, due on September 30, 2006, collateralized by certain
assets..........................................................................      154,630            164,106

Note payable to RMS Limited Partnership, 7.5% effective
rate, payable in 60 monthly installments net of discount of
$169,070 and $287,676 at December 31, 2002 and 2001,
respectively  (See Note 10).....................................................    1,372,610          1,754,007

                       ADVANTAGE MARKETING SYSTEMS, INC.
                              AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

9% note payable to Ford Credit, payable in monthly
installments of $720.13........................................................         5,702             14,251
                                                                                  -----------        -----------
                                                                                    2,444,628          2,899,923
  Less current maturities......................................................       455,296            579,860
                                                                                  -----------        -----------
                                                                                  $ 1,989,332        $ 2,320,063
                                                                                  ===========        ===========

         Interest expense for the year ended December 31, 2002, 2001 and 2000 was approximately $167,000, $199,000 and $54. Under the bank notes, the Company is subject to various covenants, which include minimum tangible net worth, minimum debt service coverage ratio, and maximum debt to EBITDA ratio requirements.

         At December 31, 2002, the Company was not in compliance with its debt coverage ratio or the debt to EBITDA ratio. Per letter dated February 18, 2003, Bank One Oklahoma, N.A. granted a waiver for the covenant violations for the period ended December 31, 2002. We have negotiated a new agreement with Bank One, whereby the debt is secured by marketable securities. As such, the debt will no longer be subject to financial covenants.

         Future maturities of long-term debt consists of the following at December 31, 2002:

2003.......................................      $  455,296
2004.......................................         573,377
2005.......................................         567,062
2006.......................................         848,893
                                                 ----------
                                                 $2,444,628
                                                 ==========

5.       LEASE AGREEMENTS

         The Company has various capital leases for office equipment. The lease terms range from 24 to 60 months. Additionally, annual lease rental payments for each lease range from $700 to $40,000 per year. The schedule of future minimum lease payments below reflects all payments under the leases.

         The property and equipment accounts include $718,554 and $690,547 for leases that have been capitalized at December 31, 2002 and 2001, respectively. Related accumulated amortization amounted to $473,109 and $337,461 at December 31, 2002 and 2001, respectively.

         The Company leases office and warehouse space under noncancellable operating leases. Future annual minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2002 are as follows:

                                                   CAPITAL   OPERATING
                                                   LEASES     LEASES      TOTAL
                                                   ------     ------      -----
Year ending:
2003 ..........................................   $109,898   $102,000   $248,796
2004 ..........................................    102,339     32,607     98,048
2005 ..........................................     45,263      2,725     47,988
                                                  --------   --------   --------
Total minimum lease payments ..................   $257,500   $137,332   $394,832
                                                             ========   ========
Less amount representing interest..............     25,038
                                                  --------

                       ADVANTAGE MARKETING SYSTEMS, INC.
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Present value of net minimum lease payments....     232,462
Less current portion...........................     109,898
                                                  ---------
Long-term capital lease obligations............   $ 122,564
                                                  =========

         Rental expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was $202,122, $202,951, and $218,738, respectively.

6.       STOCKHOLDERS' EQUITY

         Common Stock - On March 4, 1998, the Company announced its intent to repurchase up to one million shares of the Company's common stock in the open market for cash. In connection with such repurchase, the Company filed with the Securities and Exchange Commission pursuant to
         Section 13(e)(1) of the Securities Exchange Act of 1934, as amended, an Issuer Tender Offer Statement on March 4, 1998. As of December 31, 2002, the Company had repurchased 472,795 shares of the common stock at a total cost of $2,244,476.

         Common Stock Options and Other Warrants - During 2002, the Company granted 325,982 options to employees at exercise prices ranging from $1.31 per share to $2.28 per share. Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. During 2002, 14,500 prior options were exercised for cash. In addition, during the period, 97,714 options were canceled and 13,870 options expired.

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

         During 2000, the Company granted 428,450 options at exercise prices ranging from $2.75 per share to $6.13 per share. Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. A total of 122,750 and 100,000 of the options granted during 2000 were unexercisable at December 31, 2000 due to a six month vesting period and a contingency requirement, respectively. During 2000, 107,375 options were exercised with 31,136 mature shares (shares owned by the optionee in excess of six months as of the date of exercise). In addition, during the period, 215,059 options were canceled and 14,750 options expired.

         The following table summarizes the Company's employee stock option and other warrants activity for the years ended December 31, 2002, 2001 and 2000:

                                                    WEIGHTED                 WEIGHTED                 WEIGHTED
                                                    AVERAGE                  AVERAGE                  AVERAGE
                                                    EXERCISE                 EXERCISE                 EXERCISE
                                        2002         PRICE       2001         PRICE        2000        PRICE
                                        ----         -----       ----         -----        ----        -----
Options and other
  warrants outstanding
  beginning of year............       1,556,755     $ 2.54     1,487,037     $ 2.62     1,769,275     $ 2.22

Options and other
  warrants issued

                       ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

  during the year..............         325,982       1.60       388,694       2.71       428,450       4.57

Options and other
  warrants exercised
  during the year..............         (14,500)      2.00       (61,000)      2.00      (480,879)      2.20

Option and other
  warrants cancelled
  during the year..............         (97,714)      2.74      (257,976)      3.40      (215,059)      4.16

Options and other
  warrants expired
  during the year..............         (13,870)      2.24            --         --       (14,750)      2.00
                                       --------     ------     ---------     ------     ---------     ------

Options and other
  warrants outstanding,
  end of year..................       1,756,653     $ 2.36     1,556,755     $ 2.54     1,487,037     $ 2.62
                                      =========     ======     =========     ======     =========     ======

         The weighted average grant-date fair value of options and other warrants granted during 2002, 2001 and 2000 was $0.73, $1.80 and $2.83 per share, respectively.

                                          Options and Other Warrants                           Options and Other Warrants
                                                  Outstanding                                         Exercisable
                                                  -----------                                         -----------
                                                   WEIGHTED-
                                                    AVERAGE              WEIGHTED-                                  WEIGHTED-
                             NUMBER                REMAINING              AVERAGE               NUMBER               AVERAGE
   RANGE OF                OUTSTANDING            CONTRACTUAL            EXERCISE             EXERCISABLE           EXERCISE
EXERCISE PRICES            AT 12/31/02               LIFE                 PRICE               AT 12/31/02            PRICE
---------------            -----------               ----                 -----               -----------            -----
 $1.75 - $2.95              1,430,104             2.47 years               $2.01                811,595               $1.87
 $3.00 - $4.75                272,088             2.81 years               $3.67                110,826               $3.73
 $5.25 - $6.13                 54,461             2.24 years               $5.82                 21,784               $5.81
                            ---------                                                           -------
                            1,756,653                                                           944,205               $2.18
                            =========                                                           =======

         Common Stock Warrants - The following table summarizes the Company's common stock warrants and their activity for the years ended December 31, 2002, 2001 and 2000:

                                                   WARRANTS
                                                  ISSUED AND     EXERCISE
                                                  OUTSTANDING      PRICE     EXERCISE PERIOD
                                                  -----------      -----     ---------------
December 31, 2002:
  1997-A Warrants, beginning of the year .......     308,768      $  3.40    1/31/97-11/06/03
  1997-A Warrants, exercised during the
    year .......................................          --
                                                     -------
  1997-A Warrants, end of the year .............     308,768      $  3.40    1/31/97-11/06/03
                                                   =========
  Redeemable Common Stock Purchase
    Warrants ...................................   1,436,000      $  3.40   11/06/97-11/06/03
                                                   =========
  Underwriters' Warrants .......................     130,000      $  5.40   11/12/98-11/12/03
                                                   =========
December 31, 2001:
  1997-A Warrants, beginning of the year .......     308,768      $  3.40    1/31/97-11/06/02
  1997-A Warrants, exercised during the
    year .......................................          --
                                                   ---------
  1997-A Warrants, end of the year .............     308,768      $  3.40    1/31/97-11/06/02
                                                   =========

                       ADVANTAGE MARKETING SYSTEMS, INC.
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

  Redeemable Common Stock Purchase
    Warrants, beginning of the year ............   1,436,000      $  3.40   11/06/97-11/06/02
  Redeemable Common Stock Purchase
    Warrants, exercised during the year ........          --
                                                   ---------
  Redeemable Common Stock Purchase
    Warrants, end of the year ..................   1,436,000      $  3.40   11/06/97-11/06/02
                                                   =========
  Underwriters' Warrants .......................     130,000      $  5.40   11/12/98-11/12/02
                                                   =========
December 31, 2000:
  1997-A Warrants ..............................     308,768      $  3.40    1/31/97-11/06/02
                                                   =========
  Redeemable Common Stock Purchase
    Warrants ...................................   1,436,000      $  3.40   11/06/97-11/06/02
                                                   =========
  Underwriters' Warrants .......................     130,000      $  5.40   11/12/98-11/12/02
                                                   =========

         Each warrant entitles the holder to purchase one share of common stock. As of January 8, 1998, the Company reduced the exercise price of the 1997-A Warrants from $12.00 to $3.40 and extended the exercise period from January 31, 1999 to November 6, 2002, to correspond more closely to the terms of the Redeemable Common Stock Purchase Warrants. In addition, on September 16, 2002 the Company extended the exercise period from November 6, 2002 to November 6, 2003.

         As of January 6, 1998, the exercise price of the Redeemable Common Stock Purchase Warrants was adjusted from $5.40 to $3.40. In addition, on September 16, 2002 the Company extended the exercise period from November 6, 2002 to November 6, 2003.

         There was no expense recognized in the Company's financial statements relating to either of the warrant exercise price reductions as the changes only affected allocations of additional paid-in capital because the Redeemable Common Stock Purchase Warrants and the 1997-A Warrants were issued in conjunction with an equity offering of the Company. The reduced exercise prices exceeded the market value of the Company's common stock on the date of the reduction. In addition, there was no expense recognized in the Company's financial statements relating to the extension of the exercise period for either the 1997-A Warrants or the Redeemable Common Stock Purchase Warrants.

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

7.       STOCK OPTION PLAN

         During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for grant can consist of
         (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and
         (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors, and consultants. Non-employee directors are excluded from Plan participation. The option price for shares of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock

                       ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         options may be exercised within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. No stock appreciation rights are attached to any options outstanding. During the years ended December 31, 2002 and 2001 the Company issued 325,982 and 388,694 options, respectively under the Plan. At December 31, 2002 and 2001, the Company had 1,756,653 and 1,556,755, respectively, stock options outstanding of which only 1,083,403 and 883,505, respectively, were issued pursuant to the plan.

8.       RELATED PARTIES

         During 2002, 2001 and 2000, the Company received approximately $7,069, $15,231 and $5,931, respectively, from Pre-Paid Legal Services, Inc. ("Pre-Paid Legal"), a shareholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal. As of July 1, 2000, the Company began offering the Company's employees access to the services provided by Pre-Paid Legal through an employee benefit option. The Company pays half of the cost for each employee electing to participate in the plan. During 2002, 2001 and 2000, the Company paid $6,934, $7,593 and $5,059, respectively, to Pre-Paid Legal for these services. The Company's Chairman of the Board and Chief Executive Officer, John W. Hail, is a director of Pre-Paid Legal.

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

         During the first quarter of 1998, the Company agreed to loan John W. Hail up to $250,000. Subsequently the Company also agreed to loan up to an additional $75,000. In 2000, an additional $200,000 was approved. On January 1, 2001 the outstanding balance on all the notes were combined into one note payable in monthly installments. The loans and extension were unanimously approved by the board of directors. These loans are collateralized by stock and property, and bear interest at 8% per annum. As of December 31, 2002, the balance due on these loans was $63,561 plus interest, which is included in receivables from affiliate.

         Also during 2002, 2001 and 2000, the Company paid Mr. Loney and his wife sales bonuses of $30,887, $38,028 and $24,709, respectively. These bonuses were based upon purchases by them and their downline associates in accordance with the Company's network marketing program applicable to all independent associates in effect at the time of the sales. Mr. Loney's wife is the daughter of John W. Hail.

9.       INCOME TAXES

         Income taxes for 2002, 2001 and 2000 are comprised of current tax (benefit) expense of $(423,279), $(37,722) and $444,710 and deferred taxes of $(1,331,778), $43,189 and $11,822, respectively. A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the years ended December 31, 2002, 2001, and 2000 is as follows:

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                           2002     2001     2000
                                                           ----     ----     ----
Statutory federal income tax rate ..............          (34.0)%   34.0%    34.0%
State tax effective rate .......................           (4.0)     4.0      4.0
Permanent differences ..........................            2.1      2.1      8.9
Benefit of graduated tax rates .................            0.2        -     (0.6)
Prior year assessments finalized ...............              -     (1.5)     7.0
Other ..........................................            0.3      0.4     (5.2)
                                                          -----     ----     ----
                                                          (35.4)%   39.0%    48.1%
                                                          =====     ====     ====

         The change in the total deferred tax net assets from December 31, 2001 to December 31, 2002 was $1,355,295. This difference is allocated as $1,331,778 included in tax expense reduced by $23,517 classified in stockholders' equity, respectively.

         Deferred tax liabilities and assets at December 31, 2002 and 2001 are comprised of the following:

                                                                          DECEMBER 31,
                                                                          ------------
                                                                  2002                  2001
                                                                  ----                  ----
Deferred tax liabilities:
  Depreciation..............................................   $ (178,789)           $(147,742)
  Other.....................................................            -              (27,605)
                                                               ----------            ---------
        Total deferred tax liabilities......................     (178,789)            (175,347)
                                                               ----------            ---------
Deferred tax assets:
  Goodwill impairment.......................................    1,276,895                    -
  Net operating loss carryforwards..........................      151,371               87,806
  Receivables...............................................            -               35,072
  Inventory.................................................       60,518               30,474
  Unrealized losses.........................................       43,448               20,778
  Other.....................................................       43,759               43,124
                                                               ----------            ---------
        Total deferred tax assets...........................    1,575,991              217,254
                                                               ----------            ---------
Net deferred taxes..........................................    1,397,202               41,907
Less current portion of net deferred tax assets.............      120,343               65,546
                                                               ----------            ---------
Noncurrent portion of deferred tax asset (liability)........   $1,276,859            $ (23,639)
                                                               ==========            =========

         On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Management has concluded that it is more likely than not that a tax benefit will be realized from its deferred tax assets. The Company has net operating loss carryforwards of $401,136 available to reduce future taxable income, which will begin to expire in 2009. Net operating loss carryforwards of $196,000 are limited in usage.

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         860,000 shares and shares not taken in a month are not cumulative. No shares have been issued under the agreement at December 31, 2002.

         The estimated fair value of assets acquired and liabilities assumed at acquisition are as follows:

Estimated Fair value of assets
  Cash......................................................      $   76,760
  Inventory.................................................         793,629
  Property and equipment....................................         283,924
  Goodwill and other intangibles............................       2,508,805
                                                                  ----------
    Total fair value of assets..............................       3,663,118

Liabilities assumed
  Accounts payable..........................................         176,060
  Accrued expenses..........................................         181,223
                                                                  ----------
    Estimated fair value of acquisition.....................      $3,305,835
                                                                  ==========

         The LifeScience Technologies Acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16 ("APB No. 16"). In accordance with APB No. 16, the company allocated the purchase price of the LifeScience Technologies acquisition based on the fair value of the assets acquired and liabilities assumed.

         The following summarized pro forma unaudited information assumes the acquisition occurred on January 1, 2000.

                                                                   YEAR ENDED DECEMBER 31, 2000
                                                                   ----------------------------
Revenues....................................................              $33,588,695
Loss........................................................                 (802,790)
Loss per share, basic and diluted...........................                     (.19)

11.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                                     2002             2001            2000
                                                                     ----             ----            ----
Cash paid during the year for:
  Interest..................................................      $  194,386     $     198,740     $  33,339
  Income taxes - net of refund..............................         (56,912)         (288,598)      480,000

Noncash financing and investing activities:
  Property and equipment acquired by capital lease..........              --            92,202        89,894

LifeScience Technologies Acquisition:
  Fair value of tangible net assets acquired................      $       --     $     797,030     $      --
  Purchase price in excess of tangible net assets
    acquired................................................              --         2,508,805            --
  Present value of future payments required.................              --        (2,079,439)           --
  Cash included in tangible net assets acquired.............              --           (76,760)           --
                                                                  ----------     -------------     ---------
  Cash paid for acquisition, net of cash acquired...........      $       --     $   1,149,636     $      --
                                                                  ==========     =============     =========

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

12.      COMMITMENTS, CONTINGENCIES AND GUARANTEES

         RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales continues to be dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 48.8% and 52.0% of net sales for the years ended December 31, 2002 and 2001, respectively. One of the ingredients in the Company's AM-300 products is ephedra, an herb that contains naturally- occurring ephedrine. The Company's manufacturer used a powdered extract of that herb when manufacturing AM-300. The Company markets AM-300 principally as an aid in weight management. The extract is an 8% extract, which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. In addition, our Sine-Eze product, used as a food supplement to relieve symptoms associated with allergies, contains ephedrine alkaloids. Ephedrine containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

         The FDA published a proposed rule in the Federal Register on June 4, 1997, which proposed significant limitations on the sale of ephedrine-containing dietary supplements. The proposed rule would have significantly limited the Company's ability to sell products containing ephedra if it had been made effective. On April 3, 2000, the FDA withdrew most of the provisions of its proposed rule. This action was prompted largely by a report issued by the United States General Accounting Office ("GAO") in which the GAO criticized the scientific basis for the proposed rule and the FDA's evaluation of approximately 900 reports of adverse events supposedly related to the consumption of dietary supplements containing ephedrine alkaloids. The FDA has made available for public inspection most of these adverse event reports.

         On March 7, 2003, the FDA published a notice in the Federal Register, which indicates that it will be taking final action on the 1997 proposed rule in the near future. The FDA re-opened the public comment period, until April 7, 2003, to allow for additional public input on the two proposed limitations on the sale of ephedrine-containing dietary supplements that remained after the FDA's action of April 3, 2000. One proposed limitation is a warning that would be required to appear on the label of all ephedrine-containing supplements. The other proposed limitation is that ephedrine-containing supplements may not contain other substances that are known to have stimulant effects (e.g., caffeine). The proposed warning addresses potential health risks allegedly associated with ephedrine-containing dietary supplements. It is similar, but not identical, to mandatory warnings that have been required by Texas law since 1999 and California law since January 1, 2003. AM-300 and the Company's other ephedrine-containing supplements comply with these state law requirements. However, some of the Company's ephedrine-containing products, like AM-300, contain caffeine or other stimulants. Therefore, if the proposed rule is made final in its current form, it will prohibit the sale of some of the Company's products.

         On March 13, 2003, the FDA published a proposed rule in the Federal Register which proposes comprehensive requirements for the manufacturing, packing and holding dietary supplements, also known as good manufacturing practices ("GMP" or "GMPs"). The FDA is accepting public comments on the proposed GMPs until June 11, 2003; final GMPs will be promulgated after the FDA has reviewed the public comments. Once final GMP regulations become effective, the Company's manufacturer will be required to adhere to them. The FDA will most likely institute an effective date for the GMPs which will allow the Company's manufacturer a reasonable amount of time to conduct this review and, if necessary, revise its manufacturing operations to comply with the final GMP regulations.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         The Company is currently involved in two products liability suits related to the ingestion of its ephedra-based products. Answers to these petitions are due April 23 and 30, 2003. As such, the Company has not had sufficient time to either investigate the facts of these cases or analyze appropriate defenses to the allegations. The Company will deny any wrongdoing and intends to vigorously defend the claims. The amounts of damages sought are unknown, but include compensatory and punitive damages.

         The Company's certificate of incorporation and bylaws provide that the Company will indemnify its directors and officers to the fullest extent permitted by the Oklahoma General Corporation Act. Under such provisions, any director or officer, who in his capacity as such, is made or threatened to be made, a party to any suit or proceeding, may be indemnified if the Company's board of directors determines such director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to its best interests.

         The Company's certificate of incorporation and bylaws and the Oklahoma General Corporation Act further provide that such indemnification is not exclusive of any other rights to which such individuals may be entitled under its certificate, its bylaws, an agreement, vote of shareholders or disinterested directors or otherwise. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to the Company's directors and officers pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy and is, therefore, unenforceable.

         The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company maintains a claims made policy, with limited liability insurance coverage. The limits of this coverage are $1,000,000 per occurrence and $2,000,000 in the aggregate. Products containing ephedra, which represented approximately 49% of the Company's 2002 net revenue, are not covered by the Company's product liability insurance. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the manufacturers of the Company's products carry product liability insurance, which covers the Company's products. Although the Company has never had a product liability claim, such claims against the Company could result in material losses to the Company.

13.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001.

                                                                            2002
                                                ---------------------------------------------------------------
                                                DECEMBER 31       SEPTEMBER 30        JUNE 30        MARCH 31
                                                -----------       ------------        -------        --------
Revenues..............................          $  4,630,657      $  5,525,701      $ 5,865,850     $ 6,281,373
Costs and expenses....................             9,547,803         5,845,558        5,738,921       6,131,391
                                                ------------      ------------      -----------     -----------
   Income (loss) before
     income taxes.....................            (4,917,146)         (319,857)         126,929         149,982
Income tax expense
  (benefit)...........................            (1,738,308)         (124,744)          49,502          58,493
                                                ------------      ------------      -----------     -----------
   Net income (loss)..................          $ (3,178,838)     $   (195,113)     $    77,427     $    91,489
                                                ============      ============      ===========     ===========
Net income (loss) per

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

  common share -
  basic...............................          $      (0.73)     $      (0.04)     $      0.02     $      0.02
                                                ============      ============      ===========     ===========
Net income (loss) per
  common share -
  assuming dilution...................          $      (0.73)     $      (0.04)     $      0.02     $      0.02
                                                ============      ============      ===========     ===========

         Net Income (loss) per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly income (loss) per share does not necessarily equal the total for the year.

                                                                            2001
                                                --------------------------------------------------------------
                                                DECEMBER 31       SEPTEMBER 30       JUNE 30          MARCH 31
                                                -----------       ------------       -------          --------
Revenues..............................          $  7,062,205      $  7,142,367     $  7,140,458     $ 7,095,890
Costs and expenses....................             7,376,134         7,114,239        6,867,377       7,069,152
                                                ------------      ------------     ------------     -----------
   Income (loss) before
     income taxes.....................              (313,929)           28,128          273,081          26,738
Income tax expense
  (benefit)...........................              (127,769)           16,423          107,722           9,091
                                                ------------      ------------     ------------     -----------
   Net income (loss)..................          $   (186,160)     $     11,705     $    165,359     $    17,647
                                                ============      ============     ============     ===========
Net income (loss) per
  common share -
  basic...............................          $      (0.04)     $         --     $       0.04     $        --
                                                ============      ============     ============     ===========
Net income (loss) per
  common share -
  assuming dilution...................          $      (0.04)     $         --     $       0.04     $        --
                                                ============      ============     ============     ===========

         Net Income (loss) per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly income (loss) per share does not necessarily equal the total for the year.

14.      YEAR-END ADJUSTMENTS

         The Company made certain year-end adjustments in 2002 resulting from the impairment of goodwill, the write off of obsolete fixed assets and the creation of an inventory reserve for obsolete items that were material to the results of the fourth quarter. These adjustments, after applicable income tax effects, reduced net income (loss) as follows:

Goodwill impairment...................          $ 2,310,908
Write off of obsolete fixed assets....              136,583
Inventory reserve.....................               70,848
                                                -----------
                                                $ 2,518,339
                                                ===========

         These adjustments reduced fourth quarter basic income (loss) per share by $0.57.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

15.      VALUATION AND QUALIFYING ACCOUNTS

         The table below shows the beginning balance, activity and ending balance for the Company's reserves and allowances deducted from asset accounts:

                                                                       Additions
                                                                ------------------------
                                                 Balance at     Charged to    Charged to
                                                Beginning of    Costs and       Other                      Balance at
               Description                         Period        Expenses      Accounts     Deductions   End of Period
----------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2002:
   Reserves and allowances deducted
   from asset accounts:
      Allowance for doubtful accounts....        $   92,931                                 $  92,931      $      --
      Allowance for obsolete inventory...                --       116,143                                    116,143

YEAR ENDED DECEMBER 31, 2001:
   Reserves and allowances deducted
   from asset accounts:
      Allowance for doubtful accounts....        $  157,804                                 $  64,873      $  92,931
      Allowance for obsolete inventory...                --            --                                         --

YEAR ENDED DECEMBER 31, 2000:
   Reserves and allowances deducted
   from asset accounts:
      Allowance for doubtful accounts....        $   55,332      $179,334                   $  76,862      $ 157,804
      Allowance for obsolete inventory...                --            --                                         --

                                   * * * * * *

Exhibit Index

3.1 The Registrant's Certificate of Incorporation, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

3.2 The Registrant's Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

10.1 Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated as of January 16, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 2 to Form 8-A Registration Statement, filed with the Commission on January 13, 1998.

10.2 Unit and Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated as of November 6, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 1 to Form 8-A Registration Statement, filed with the Commission on January 15, 1998.

10.3 * The Advantage Marketing Systems, Inc. 1998 Associate Stock Purchase Plan, incorporated by reference to Amendment No. 1 to Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on October 7, 1998.

10.4 * The form of Advantage Marketing Systems, Inc. 1998 Associate Stock Purchase Plan Stock Purchase Agreement, incorporated by reference to Amendment No. 1 to Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on October 7, 1998.

10.5 Purchase and Assignment Agreement by and among Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., GHI Holdings, Inc., LifeScience Technologies, Inc. and RMS Limited Partnership, dated as of January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.6 Promissory Note dated January 3, 2001, to RMS Limited Partnership by Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., LifeScience Technologies Holdings Limited Partnership, LifeScience Technologies Holdings, Inc., LifeScience Technologies of Japan and LST Fulfillment Limited Partnership, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.7 Stock Option Agreement of Advantage Marketing Systems dated January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.8 Joint Marketing Agreement with PrimeBuy Network.com, Inc., dated August 30, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

10.9 Promissory Note executed by PrimeBuy Network.com, Inc., dated August 2, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

10.10 * The Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.11 * Employment Agreement by and between David D'Arcangelo and Registrant dated effective as of November 25, 2002, filed herewith.

10.12 * Non-Qualified Stock Option Agreement by and between David D'Arcangelo and Registrant dated effective as of December 2, 2002, filed herewith.

21 Subsidiaries, incorporated by reference to Form 10-K filed with the Commission on April 17, 2001.

23.1          Consent of Grant Thornton LLP, filed herewith.

23.2          Consent of Deloitte & Touche LLP, filed herewith.

99.1          Chief Executive Officer Certification, filed herewith.

99.2          Chief Financial Officer Certification, filed herewith.

*             Designates a compensatory plan.