Form 10-K/A
period 2002-12-31
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 2003-03-31
CIK 841866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
(Mark one)

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

                       ADVANTAGE MARKETING SYSTEMS, INC.
                                  FORM 10-K/A
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

GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 22, 2003 (except for Note 4, as to which the date is March 28, 2003)

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