Form 10-Q
period 2003-03-31
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 2003-05-13
CIK 841866

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                        Commission File Number: 001-13343

                        ADVANTAGE MARKETING SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

                     Oklahoma                        73-1323256
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)


       2601 NW Expressway, Suite 1210W
            Oklahoma City, Oklahoma                     73112
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

                           Yes   X        No
                               ------        -----

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

                           Yes            No   X
                               ------        -----

On May 12, 2003, we had outstanding 4,424,314 shares of our common stock, $.0001 par value.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003


                                Table of Contents

Part I - Financial Information .......................................      3
Item 1. Financial Statements..........................................      3
         Condensed Consolidated Balance Sheets........................      3
         Condensed Consolidated Statements of Operations..............      4
         Condensed Consolidated Statements of Cash Flows..............      5
         Notes to Condensed Consolidated Financial Statements.........      6
         Report of Independent Certified Public Accountants...........     11
Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................     12
Item 3. Quantitative and Qualitative Disclosures About Market Risk....     15
Item 4. Controls and Procedures.......................................     16
Part II - Other Information...........................................     17
Item 1. Legal Proceedings.............................................     17
Item 2. Changes in Securities and Use of Proceeds.....................     17
Item 3. Defaults Upon Senior Securities...............................     17
Item 4. Submission of Matters to a Vote of Security Holders...........     17
Item 5. Other Information.............................................     17
Item 6. Exhibits and Reports on Form 8-K..............................     17





           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

      Certain statements under the caption "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates", "believes", "expects", "may", "will", or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business and acquisition strategies; changes in the network marketing industry and changes in consumer preferences; competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness; acceptance of new product offerings; changes in, or the failure to comply with, government regulations (especially food and drug laws and regulations); product liability matters; our ability to obtain financing for future acquisitions and other factors.

                         PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002


                                                     ASSETS                            MARCH 31,       DECEMBER 31,
                                                                                         2003              2002
                                                                                     ------------      ------------
                                                                                     (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents .....................................................     $    816,732      $  1,207,299
 Marketable securities, available for sale, at fair value ......................        1,599,801         1,621,143
 Receivables ...................................................................          101,932           123,838
 Receivable from affiliates ....................................................           49,627            63,561
 Prepaid taxes and income tax receivable .......................................          464,975           464,975
 Inventory .....................................................................          703,248           798,153
 Deferred income taxes .........................................................          125,357           120,343
 Other assets ..................................................................          312,532            31,215
                                                                                     ------------      ------------
              Total current assets .............................................        4,174,204         4,430,527
 RECEIVABLES ...................................................................          237,817           338,839
 PROPERTY AND EQUIPMENT, Net ...................................................        3,923,954         3,905,432
 COVENANTS NOT TO COMPETE and other intangibles, Net ...........................          616,367           635,821
 DEFERRED INCOME TAXES .........................................................        1,449,955         1,276,859
 OTHER ASSETS ..................................................................           88,857            98,791
                                                                                     ------------      ------------
 TOTAL .........................................................................     $ 10,491,154      $ 10,686,269
                                                                                     ============      ============
                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable ..............................................................     $    237,873      $    219,533
 Accrued commissions and bonuses ...............................................          375,663           171,310
 Accrued other expenses ........................................................          174,664           151,289
 Accrued sales tax liability ...................................................          127,399           136,618
 Notes payable .................................................................          473,590           455,296
 Capital lease obligations .....................................................          101,177           109,898
                                                                                     ------------      ------------
          Total current liabilities ............................................        1,490,366         1,243,944
LONG-TERM LIABILITIES:
 Notes payable .................................................................        1,851,379         1,989,332
 Capital lease obligations .....................................................           98,005           122,564
                                                                                     ------------      ------------
         Total liabilities .....................................................        3,439,750         3,355,840
                                                                                     ------------      ------------
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY
Common stock - $.0001 par value; authorized 495,000,000 shares; issued
4,896,674 shares, outstanding 4,424,314 shares .................................              490               490
 Paid-in capital ...............................................................       11,793,240        11,793,240
 Notes receivable for exercise of options ......................................          (31,000)          (31,000)
 Accumulated deficit ...........................................................       (2,389,597)       (2,118,857)
 Accumulated other comprehensive loss, net of tax ..............................          (77,253)          (68,968)
                                                                                     ------------      ------------
          Total capital and accumulated deficit ................................        9,295,880         9,574,905
 Less cost of treasury stock (472,795 shares, common) ..........................       (2,244,476)       (2,244,476)
                                                                                     ------------      ------------
          Total stockholders' equity ...........................................        7,051,404         7,330,429
                                                                                     ------------      ------------
TOTAL ..........................................................................     $ 10,491,154      $ 10,686,269
                                                                                     ============      ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    2003             2002
                                                                 -----------      -----------
Net sales ..................................................     $ 4,614,153      $ 6,281,373

Cost of sales ..............................................       3,226,525        4,290,111
                                                                 -----------      -----------

      Gross profit .........................................       1,387,628        1,991,262

Marketing, distribution and administrative expenses:

Marketing ..................................................         391,525          471,732

Distribution and administration ............................       1,395,949        1,375,873
                                                                 -----------      -----------
Total Marketing, distribution and administrative
expenses ...................................................       1,787,474        1,847,605
                                                                 -----------      -----------

     Income (loss) from operations .........................        (399,846)         143,657

Other income (expense):

Interest and dividends, net ................................         (22,692)         (21,342)

Other, net .................................................         (21,298)          27,667
                                                                 -----------      -----------

      Total other income (expense) .........................         (43,990)           6,325
                                                                 -----------      -----------

Income (loss) before taxes .................................        (443,836)         149,982

Income tax expense (benefit) ...............................        (173,096)          58,493
                                                                 -----------      -----------

Net income (loss) ..........................................     $  (270,740)     $    91,489
                                                                 ===========      ===========

Net income (loss) per common share - basic .................     $      (.06)     $       .02
                                                                 ===========      ===========

Net income (loss) per common share - assuming dilution .....     $      (.06)     $       .02
                                                                 ===========      ===========

Weighted average common shares outstanding - basic .........       4,424,314        4,409,690
                                                                 ===========      ===========

Weighted average common shares outstanding -
    assuming dilution ......................................       4,424,314        4,536,281
                                                                 ===========      ===========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                                         MARCH 31,        MARCH 31,
                                                                                           2003              2002
                                                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................................................     $   (270,740)     $     91,489

  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

         Depreciation and amortization ...........................................          242,820           233,669
         (Gain) loss on sale of assets ...........................................            8,877           (25,336)
         Realized loss on sale of marketable securities ..........................           17,093             2,102
         Deferred taxes ..........................................................         (173,096)               --
         Changes in assets and liabilities which provided (used) cash:
           Receivables ...........................................................          122,929           113,127
           Inventory .............................................................           94,904           211,370
           Other assets ..........................................................         (281,318)         (138,631)
           Accounts payable and accrued expenses .................................          236,847            93,529
                                                                                       ------------      ------------
                Net cash provided by (used in) operating activities ..............           (1,684)          581,319
                                                                                       ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ............................................         (245,253)          (64,356)
  Sales of property and equipment ................................................            4,422           125,400
  Purchases of marketable securities, available for sale .........................         (500,906)          (11,867)
  Sales of marketable securities, available for sale .............................          491,857                --
  Payments on advances to affiliates .............................................           13,935                --
                                                                                       ------------      ------------
               Net cash provided by (used in) investing activities ...............         (235,945)           49,177
                                                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .........................................               --             4,062
  Principal payment on notes payable .............................................         (119,658)         (110,852)
  Principal payment on capital lease obligations .................................          (33,280)          (36,027)
                                                                                       ------------      ------------
                Net cash used in financing activities ............................         (152,938)         (142,817)
                                                                                       ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................         (390,567)          487,679
CASH AND CASH EQUIVALENTS, BEGINNING .............................................        1,207,299           982,188
                                                                                       ------------      ------------
CASH AND CASH EQUIVALENTS, ENDING ................................................     $    816,732      $  1,469,867
                                                                                       ============      ============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


1.       UNAUDITED INTERIM FINANCIAL STATEMENTS

                  The unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended December 31, 2002.

                  The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2003.

2.       SIGNIFICANT ACCOUNTING POLICIES

                  In December 2002, The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation". The new standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In compliance with SFAS No. 148, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB No. 25. Accordingly, no compensation cost has been recognized for stock options granted in the accompanying consolidated financial statements. The following pro forma data is calculated net of tax as if compensation cost for the Company's stock-based compensation awards was determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123.

                                                              QUARTER ENDED MARCH 31,
                                                              ------------------------
                                                                 2003          2002
                                                              ----------    ----------
         Net income as reported ...........................   $ (270,740)   $   91,489
           Adjustment, net of tax .........................      (37,792)      (60,310)
                                                              ----------    ----------
         Proforma net income (loss) .......................   $ (308,532)   $   31,179
         Net income (loss) per common share as reported ...   $     (.06)   $      .02
           Adjustment, net of tax .........................         (.01)         (.01)
                                                              ----------    ----------
         Proforma net income (loss) per common share ......   $     (.07)   $      .01
         Proforma net income (loss) per common share-
           assuming dilution ..............................   $     (.07)   $      .01
         Weighted average common shares outstanding .......    4,424,314     4,409,690
         Weighted average common shares outstanding -
           assuming dilution ..............................    4,424,314     4,536,281

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively: risk-free interest rates of 2.77 and 2.65 percent; no dividend yield or assumed forfeitures; an expected life of 5.0 years; and volatility of 64 percent. The pro forma amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year. In January 2003, the Company adopted a new stock incentive plan, under which shares were issued in the first quarter of 2003. This plan is subject to shareholder approval at the 2003 annual meeting of shareholders.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)



                  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", or FIN 46. Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected losses, receive the majority of its expected returns, or both. The provisions of FIN 46 are effective immediately for interests acquired in variable interest entities after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003, for interests acquired in variable interest entities before February 1, 2003. The Company will adopt FIN 46 in the third quarter of 2003. Certain disclosures concerning variable interest entities are required in financial statements initially issued after January 31, 2003. The Company is evaluating the effect of FIN 46 but does not believe FIN 46 will have a material impact on its financial statements.

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

                  Net unrealized losses, net of tax, of approximately $8,285 were included in accumulated other comprehensive loss for the three months ended March 31, 2003, and net unrealized gains, net of tax, of approximately $874 were included in other comprehensive loss for the three months ended March 31, 2002. Total comprehensive loss for the three months ended March 31, 2003 was $284,038 and total comprehensive income for the three months ended March 31, 2002 was $92,892.

4.       NOTES PAYABLE

         Notes payable consists of the following:

                                                                                MARCH 31,      DECEMBER 31,
                                                                                   2003            2002
                                                                                ----------     ------------
         Notes payable to RMS Limited Partnership, 7.5%
           effective rate, payable in 60 monthly installments .............     $1,272,721     $  1,372,610
         Note payable to bank, with interest at prime less .5%
           floating, with a floor of 2.5% (4.0% at March 31, 2003 and
           4.5% at December 31, 2002), payable in monthly installments of principal and interest, due on September
           30, 2006, collateralized by marketable securities ..............      1,048,695        1,066,316
         Other ............................................................          3,553            5,702
                                                                                ----------     ------------
         Total ............................................................      2,324,969        2,444,628
         Less:  current maturities ........................................        473,590          455,296
                                                                                ----------     ------------
         Long-term notes payable ..........................................     $1,851,379     $  1,989,332
                                                                                ==========     ============

5.       EARNINGS (LOSS) PER SHARE

                  Earnings (loss) per common share - basic is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period. Earnings (loss) per common share
         - assuming dilution is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method.

                  The following is a reconciliation of the common shares used in the calculations of earnings (loss) per common share - basic and earnings (loss) per common share - assuming dilution:

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                                INCOME            SHARES         PER SHARE
                                                                              (NUMERATOR)      (DENOMINATOR)      AMOUNT
                                                                              -----------      -------------     ---------
      Weighted average common shares outstanding:
      For the three months ended March 31, 2003:
        Earnings (loss) per common share - basic:
         Income (loss) available to common stockholders .................     $  (270,740)         4,424,314     $    (.06)
                                                                                                                 =========
        Earnings  (loss) per common share - assuming dilution:
           Options ......................................................              --                 --
                                                                              -----------      -------------
           Income available to common stockholders plus
              assumed conversions .......................................     $  (270,740)         4,424,314     $    (.06)
                                                                              ===========      =============     =========

      For the three months ended March 31, 2002:
        Earnings per common share - basic:
           Income available to common stockholders ......................     $    91,489          4,409,690     $     .02
                                                                                                                 =========
        Earnings per common share - assuming dilution:
           Options ......................................................              --            126,591
                                                                              -----------      -------------
           Income available to common stockholders plus
              assumed conversions .......................................     $    91,489          4,536,281     $     .02
                                                                              ===========      =============     =========

                  Options to purchase 2,620,115 shares of common stock at exercise prices ranging from $1.31 to $6.13 per share were outstanding at March 31, 2003 but were not included in the computation of earnings
         (loss) per common share - assuming dilution because such inclusion would not be dilutive.

                  Options to purchase 684,805 shares of common stock at exercise prices ranging from $2.60 to $6.13 per share were outstanding at March 31, 2002 but were not included in the computation of earnings per common share - assuming dilution because the options' exercise price was greater than the average market price of the common shares.

                  Warrants to purchase 1,874,768 shares of common stock at exercise prices ranging from $3.40 to $5.40 per share were outstanding at March 31, 2003 and 2002 but were not included in the computation of earnings per common share - assuming dilution because the warrants' exercise price was greater than the average market price of the common shares.

                  As part of the LifeScience Technologies Acquisition, the sellers receive monthly cash payments in an amount equal to the greater of $41,667 or 5% of LifeScience Technologies product sales. The sellers may elect to take each monthly payment in shares of common stock rather than cash at $3.00 per share exercise price, but cannot acquire more than 860,000 shares pursuant to elections. The date, the sellers have not elected to take stock rather than cash. None of the shares of common stock subject to this election right were included in the computation of earnings (loss) per common share - assuming dilution for the three months ended March 31, 2003 or 2002 because the exercise price was greater than the average market price of the common shares.

6.       DEFERRED TAXES

                  On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Management has

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


         concluded that it is more likely than not that a tax benefit will be realized from its deferred tax assets. The Company has net operating loss carryforwards of approximately $575,000 available to reduce future taxable income, which will begin to expire in 2009. Net operating loss carryforwards of $196,000 are limited in usage.

7.       COMMITMENTS AND CONTINGENCIES

                  RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales continues to be dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 45.0% and 43.1% of net sales for the three months ended March 31, 2003 and 2002, respectively. One of the ingredients in the Company's AM-300 products is ephedra, an herb which contains naturally-occurring ephedrine. The Company's manufacturer uses a powdered extract of that herb when manufacturing AM-300. The Company markets AM-300 principally as an aid in weight management. The extract is an 8% extract which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. Ephedrine containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


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

                  PRODUCT LIABILITY - The Company, like other marketers of products that are intended to be ingested, faces the inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company maintains a claims made policy, with limited (excluding ephedra) product liability insurance coverage. The limits of this coverage are $1,000,000 per occurrence and $2,000,000 in the aggregate. Products containing ephedra, which represented approximately 45.0% of the Company's first quarter 2003 net revenue, are not covered by the Company's product liability insurance. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the Company's product manufacturers carry product liability insurance which covers the Company's products. A product liability claim could result in a material loss.

                  LEGAL PROCEEDINGS - The Company is currently involved in two products liability suits related to the ingestion of its ephedra-based products. Answers have been filed to both of these petitions denying any wrongdoing. The Company intends to vigorously defend the claims. The amounts of damages sought are unknown, but include compensatory and punitive damages.

                                     ******

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Advantage Marketing Systems, Inc.


      We have reviewed the accompanying condensed consolidated balance sheet of Advantage Marketing Systems, Inc. and Subsidiaries as of March 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

      We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements, as of and for the periods ended March 31, 2003 and 2002, for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Advantage Marketing Systems, Inc. and Subsidiaries as of December 31, 2002 and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein) and, in our report dated February 22, 2003, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

GRANT THORNTON LLP


Oklahoma City, Oklahoma
April 28, 2003

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

      Our "gross profit" consists of net sales less:

      o Commissions and bonuses, consisting of commission payments to associates based on their current associate level within their organization, and other one-time incentive cash bonuses to qualifying associates;

      o Cost of products, consisting of the prices we pay to our manufacturers for products and royalty overrides earned by qualifying associates on sales within their associate organizations; and

      o Cost of shipping, consisting of costs related to shipments, duties and tariffs, freight expenses relating to shipment of products to associates, and similar expenses.

      We recognize revenue upon shipment of products, training aids and promotional material to the independent associates. All of our customers pay for sales in advance of shipment. As such, we have no trade receivables. Loans to associates are repayable in five years or less; are secured by commissions controlled by us; and are no longer allowed. Interest rates on loans are typically two percent or more above the Prime rate and are fixed. All loans and receivables are secured by guaranteed payment sources that are within our control. As such, we believe there is no need for an allowance for doubtful accounts.

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

 RESULTS OF OPERATIONS

      The following table sets forth, as a percentage of our net sales, selected results of operations for the three months ended March 31, 2003 and 2002. The selected results of operations are derived from our unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

                                                                            FOR THE THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            --------------------------
                                                                          2003                          2002
                                                                          ----                          ----
                                                                AMOUNT         PERCENT         AMOUNT         PERCENT
                                                              -----------      -------       -----------      -------
Net sales ...............................................     $ 4,614,153        100.0%      $ 6,281,373        100.0%
                                                              -----------      -------       -----------      -------
Cost of sales:
  Commissions and bonuses ...............................       2,038,236         44.2         2,598,046         41.4
  Cost of products ......................................         780,133         16.9         1,251,974         19.9
  Cost of shipping ......................................         408,156          8.8           440,091          7.0
                                                              -----------      -------       -----------      -------
    Total cost of sales .................................       3,226,525         69.9         4,290,111         68.3
                                                              -----------      -------       -----------      -------
  Gross profit ..........................................       1,387,628         30.1         1,991,262         31.7
Marketing, distribution and administrative expenses:

  Marketing .............................................         391,525          8.5           471,732          7.5
  Distribution and administrative .......................       1,395,949         30.2         1,375,873         21.9
                                                              -----------      -------       -----------      -------
Total marketing, distribution and
  administrative expenses ...............................       1,787,474         38.7         1,847,605         29.4
                                                              -----------      -------       -----------      -------
  Income (loss) from operations .........................        (399,846)        (8.6)          143,657          2.3
Other income (expense):
  Interest, net .........................................         (22,692)        (0.5)          (21,342)        (0.3)
  Other income (expense) ................................         (21,298)        (0.5)           27,667          0.4
                                                              -----------      -------       -----------      -------
  Total other income (expense) ..........................         (43,990)        (1.0)            6,325          0.1
                                                              -----------      -------       -----------      -------
Income (loss) before taxes ..............................        (443,836)        (9.6)          149,982          2.4
Tax expense (benefit) ...................................        (173,096)        (3.7)           58,493          0.9
                                                              -----------      -------       -----------      -------
Net income (loss) .......................................     $  (270,740)        (5.9)%     $    91,489          1.5%
                                                              ===========      =======       ===========      =======

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

      Our net sales during the three months ended March 31, 2003, decreased by $1,667,220, or 26.5%, to $4,614,153 from $6,281,373 during the three months ended March 31, 2002. The sales decrease is due to the decrease in recruiting of new independent associates experienced by us in 2002. We are currently implementing a new marketing strategy to reverse the downward recruiting trend and to increase sales.

      Our cost of sales during the three months ended March 31, 2003, decreased by $1,063,586, or 24.8%, to $3,226,525 from $4,290,111 during the same period in
2002. Total cost of sales, as a percentage of net sales, increased to 69.9% during the three months ended March 31, 2003 from 68.3% during the same period in 2002. The decrease in cost of sales was attributable to:

      o A decrease of $559,810 in associate commissions and bonuses due to the decreased level of sales;

      o A decrease of $471,841 in the cost of products sold due to the decreased level of sales; and

      o A decrease of $31,935 in shipping costs primarily due to decreased sales.

      The factors discussed above resulted in a decrease in gross profit of $603,634, or 30.3%, to $1,387,628 for the three months ended March 31, 2003 from $1,991,262 for the same period in 2002.

      Marketing, distribution and administrative expenses decreased $60,131, or 3.3%, to $1,787,474 during the three months ended March 31, 2003, from $1,847,605 during the same period in 2002. This decrease was primarily attributable to:

      o     A decrease in promotion costs of approximately $53,000;

      o An increase in staffing and related payroll costs of approximately $80,000 to supplement our technical staff during implementation of our new marketing strategy;

      o A decrease in insurance costs of approximately $20,000 related to better rates for liability insurance; and

      o A decrease of approximately $72,000 in other variable costs such as postage, telephone, bank service charges and supplies.

      The marketing, distribution and administrative expenses as a percentage of net sales increased to 38.7% during the three months ended March 31, 2003 from 29.4% during the same period in 2002. Management expects marketing, distribution and administrative expenses to continue at the current level.

      Our net other income (reduced by other expense) decreased by $50,315 to net other expense of $43,990 at March 31, 2003, from a net other income of $6,325 during the same period in 2002. This decrease was primarily due to:

      o     A loss on sale of marketable securities of approximately $15,000;
            and

      o     An increase in loss on sale of assets of approximately $34,000.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", or FIN 46. Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected losses, receive the majority of its expected returns, or both. The provisions of FIN 46 are effective immediately for interests acquired in variable interest entities after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003, for interests acquired in variable interest entities before February 1, 2003. We will adopt FIN 46 in the third quarter of 2003. Certain disclosures concerning variable interest entities are required in financial statements initially issued after January 31, 2003. We are evaluating the effect of FIN 46 but do not believe FIN 46 will have a material impact on our financial statements.

SEASONALITY

      No pattern of seasonal fluctuations presently exists. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

LIQUIDITY AND CAPITAL RESOURCES

      Our primary source of liquidity has been cash provided by sales of our marketable securities and our operating activities. At March 31, 2003, we had working capital of $2,851,920, compared to $3,186,584 at December 31, 2002. We believe our cash and cash equivalents, current marketable securities, cash flows from operations and expected cash flows from financing activities will be sufficient to fund our working capital and capital expenditure needs over the next twelve months. During the three months ended March 31, 2003, net cash used in operating activities was $1,684, net cash used in investing activities was $235,946 and net cash used in financing activities was $152,938. This represented a net decrease in cash during this period of $390,568. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses.

      In 2001, we completed construction of a 23,346 square foot distribution and call center facility in Oklahoma City. This project was funded, in part, with bank loans of $980,000 for the land and building and $166,216 for the warehouse equipment. Both loans are with Bank One Oklahoma, N.A. and accrue interest at the prime rate less .5% floating, with a floor of 2.5%.

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

The loan is secured by a first lien on all our marketable securities.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our balance sheet includes marketable securities, which we believe are a conservative blend of income and growth investments resulting in moderate market risk. We invest in equity marketable securities to generate capital growth, and fixed-income marketable securities to provide current income. Because of the nature of these investments, total return and risk will be affected by both current interest rates and equity market movements. Our fixed income investments of approximately $800,000 are subject to interest risk only. We have approximately $800,000 of equity investments that are exposed to market risk.

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

      The following table lists our cash equivalents and our short-term fixed-income marketable securities at March 31, 2003 and December 31, 2002:

                                                       MARCH 31, 2003                               DECEMBER 31, 2002
                                                       --------------                               -----------------
                                         AVERAGE                         FAIR              AVERAGE                         FAIR
                                    INTEREST RATE (1)      COST          VALUE        INTEREST RATE (1)      COST          VALUE
                                    -----------------    ---------     ---------      -----------------    ---------     ---------
Cash equivalents...                       -----          $  23,062     $  23,062            -----          $  18,208     $  18,208
Short-term
  Investments......                        5.8%            763,899       774,019             6.0%            787,180       801,339
                                                         ---------     ---------                           ---------     ---------
                                                         $ 786,961     $ 797,081                           $ 805,388     $ 819,547
                                                         =========     =========                           =========     =========

(1) Average interest rate is calculated by taking the individual security interest rates multiplied by each investments' weighted average share of the total fixed-income marketable securities.

      Average interest rates for the quarter ended March 31, 2003 decreased .20% from December 31, 2002 due to the redemption of 100,000 units of 6.25% U.S. Treasury Notes, which represented 80% of our total fixed-income marketable securities at December 31, 2002.

      Fair value of the cash equivalents and fixed-income marketable securities decreased $22,466 during the quarter ended March 31, 2003 to $797,081 from $819,547 at December 31, 2002. This decrease was due to the reduction of approximately $100,000 relating to the redemption of 6.25% U.S. Treasury Notes, partially offset by the purchase, net of sales, of fixed-income mutual funds of approximately $73,000.

      EQUITY MARKET RISKS. We currently maintain an investment portfolio of equity securities. All securities are available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders equity. We do not engage in hedging our equity portfolio or otherwise purchase derivative securities. Because of the quality of our portfolio and liquid nature of our equity investments, we do not consider the market risk related to these investments to be material. At March 31, 2003, our equity investments had a value of $802,720 compared to $801,595 at December 31, 2002, primarily due to a net purchase of mutual funds of approximately $28,000, offset by decreased fund prices in the first quarter of 2003.

      We attempt to manage our interest and market risk by evaluating and purchasing what we believe to be the best investment securities and rates of return available.

ITEM 4.  CONTROLS AND PROCEDURES

      Within the 90-day period prior to filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are currently involved in two products liability suits related to the ingestion of our ephedra-based products. Answers have been filed to both of these petitions denying any wrongdoing. We intend to vigorously defend the claims. The amounts of damages sought are unknown, but include compensatory and punitive damages.

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

99.1     Chief Executive Officer Certification, filed herewith.

99.2     Chief Financial Officer Certification, filed herewith

(b)      Form 8-K

         We filed the following Form 8-Ks during the first quarter of 2003:

         o February 7, 2003 - Item 9 filing disclosing the text of John Hail's power point presentation at the Southern California Investors Association meeting on February 8, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     REGISTRANT:
                                     ADVANTAGE MARKETING SYSTEMS, INC.



Dated:  May 12, 2003
                                     By: /s/ REGGIE B. COOK
                                         ---------------------------------------
                                         Reggie B. Cook, Vice President and
                                         Chief Financial Officer

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

                                      Advantage Marketing Systems, Inc.


Date:  May 12, 2003                   By: /s/ JOHN W. HAIL
       ------------                       --------------------------------------
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

                                        Advantage Marketing Systems, Inc.


Date:  May 12, 2003                     By:  /s/ REGGIE B. COOK
       ------------                          ------------------
                                             Reggie B. Cook
                                             Chief Financial Officer

                                INDEX OF EXHIBITS


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