Form 10-Q
period 2003-06-30
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 2003-08-01
CIK 841866

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

    (X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

 ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

                                     Yes    X      No
                                          -----        -----

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

                                     Yes           No    X
                                          -----        -----


On July 29, 2003, we had outstanding 4,454,314 shares of our common stock, $.0001 par value.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003


                                Table of Contents


Part I - Financial Information ................................................      3
Item 1. Financial Statements ..................................................      3
        Condensed Consolidated Balance Sheets .................................      3
        Condensed Consolidated Statements of Operations .......................      4
        Condensed Consolidated Statements of Cash Flows .......................      5
        Notes to Condensed Consolidated Financial Statements ..................      6
        Report of Independent Certified Public Accountants ....................     12
Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations .........................................................     13
Item 3. Quantitative and Qualitative Disclosures About Market Risk ............     16
Item 4. Controls and Procedures ...............................................     17
Part II - Other Information ...................................................     18
Item 1. Legal Proceedings .....................................................     18
Item 2. Changes in Securities and Use of Proceeds .............................     18
Item 3. Defaults Upon Senior Securities .......................................     18
Item 4. Submission of Matters to a Vote of Security Holders ...................     18
Item 5. Other Information .....................................................     18
Item 6. Exhibits and Reports on Form 8-K ......................................     18






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

                         PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

                                        ASSETS                                    JUNE 30,        DECEMBER 31,
                                        ------                                      2003              2002
                                                                                ------------      ------------
                                                                                 (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents ................................................     $    343,813      $  1,207,299
 Marketable securities, available for sale, at fair value .................        1,730,853         1,621,143
 Receivables ..............................................................          140,053           123,838
 Receivable from affiliates ...............................................           34,108            63,561
 Income taxes receivable...................................................          464,975           464,975
 Inventory ................................................................          974,002           798,153
 Deferred income taxes ....................................................           66,661           120,343
 Other assets .............................................................          275,595            31,215
                                                                                ------------      ------------
              Total current assets ........................................        4,030,060         4,430,527
RECEIVABLES ...............................................................          233,251           338,839
PROPERTY AND EQUIPMENT, Net ...............................................        3,935,157         3,905,432
COVENANTS NOT TO COMPETE and other intangibles, Net .......................          596,912           635,821
DEFERRED INCOME TAXES .....................................................        1,561,433         1,276,859
OTHER ASSETS ..............................................................           77,701            98,791
                                                                                ------------      ------------
 TOTAL ....................................................................     $ 10,434,514      $ 10,686,269
                                                                                ============      ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable .........................................................     $    267,607      $    219,533
 Accrued commissions and bonuses ..........................................          398,005           171,310
 Accrued other expenses ...................................................          217,651           151,289
 Accrued sales tax liability ..............................................          130,795           136,618
 Notes payable ............................................................          480,979           455,296
 Capital lease obligations ................................................           90,039           109,898
                                                                                ------------      ------------
          Total current liabilities .......................................        1,585,076         1,243,944
LONG-TERM LIABILITIES:
 Notes payable ............................................................        1,752,116         1,989,332
 Capital lease obligations ................................................           79,785           122,564
                                                                                ------------      ------------
         Total liabilities ................................................        3,416,977         3,355,840
                                                                                ------------      ------------
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY
 Common stock - $.0001 par value; authorized 495,000,000 shares; issued
   4,926,674 and 4,896,674 shares, outstanding 4,454,314 and 4,424,314 shares,
   respectively ...........................................................              493               490
 Paid-in capital ..........................................................       11,836,738        11,793,240
 Notes receivable for exercise of options .................................          (31,000)          (31,000)
 Accumulated deficit ......................................................       (2,563,960)       (2,118,857)
 Accumulated other comprehensive gain (loss), net of tax ..................           19,742           (68,968)
                                                                                ------------      ------------
          Total capital and accumulated deficit ...........................        9,262,013         9,574,905
 Less cost of treasury stock (472,795 shares, common) .....................       (2,244,476)       (2,244,476)
                                                                                ------------      ------------
          Total stockholders' equity ......................................        7,017,537         7,330,429
                                                                                ------------      ------------
TOTAL .....................................................................     $ 10,434,514      $ 10,686,269
                                                                                ============      ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                       JUNE 30,                            JUNE 30,
                                                            ------------------------------      ------------------------------
                                                                2003              2002              2003              2002
                                                            ------------      ------------      ------------      ------------
Net sales .............................................     $  4,686,784      $  5,865,850      $  9,300,937      $ 12,147,223

Cost of sales .........................................        3,129,965         3,775,179         6,356,490         8,065,290
                                                            ------------      ------------      ------------      ------------

     Gross profit .....................................        1,556,819         2,090,671         2,944,447         4,081,933

Marketing, distribution and administrative expenses:
  Marketing ...........................................          403,837           467,062           795,361           967,069
  Distribution and administrative .....................        1,384,114         1,441,132         2,780,064         2,788,731
                                                            ------------      ------------      ------------      ------------
  Total marketing, distribution and administrative
    expenses ..........................................        1,787,951         1,908,194         3,575,425         3,755,800
                                                            ------------      ------------      ------------      ------------

     Income (loss) from operations ....................         (231,132)          182,477          (630,978)          326,133

Other income (expense):

Interest and dividends, net ...........................          (24,618)          (18,769)          (47,309)          (40,111)

Other, net ............................................          (30,091)          (36,779)          (51,389)           (9,112)
                                                            ------------      ------------      ------------      ------------

     Total other income (expense) .....................          (54,709)          (55,548)          (98,698)          (49,223)
                                                            ------------      ------------      ------------      ------------

Income (loss) before taxes ............................         (285,841)          126,929          (729,676)          276,910

Income tax expense (benefit) ..........................         (111,478)           49,502          (284,574)          107,995
                                                            ------------      ------------      ------------      ------------

Net income (loss) .....................................     $   (174,363)     $     77,427      $   (445,102)     $    168,915
                                                            ============      ============      ============      ============

Net income (loss) per common share - basic ............     $       (.04)     $        .02      $       (.10)     $        .04
                                                            ============      ============      ============      ============

Net income (loss) per common share - assuming
  dilution ............................................     $       (.04)     $        .02      $       (.10)     $        .04
                                                            ============      ============      ============      ============

Weighted average common shares outstanding - basic ....        4,448,981         4,439,566         4,436,716         4,423,495
                                                            ============      ============      ============      ============

Weighted average common shares outstanding -
    assuming dilution .................................        4,448,981         4,590,275         4,436,716         4,562,357
                                                            ============      ============      ============      ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                              JUNE 30,         JUNE 30,
                                                                                2003             2002
                                                                            -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...................................................     $  (445,102)     $   168,915


  Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization ................................         492,790          468,629
         Loss on sale of assets .......................................          12,047           13,209
         Realized loss on sale of marketable securities ...............          48,403            4,630
         Deferred taxes ...............................................        (284,574)              --
         Stock issued for services ....................................          43,500               --
         Changes in assets and liabilities which provided (used) cash:
           Receivables ................................................          89,373          155,151
           Inventory ..................................................        (175,849)         202,649
           Other assets ...............................................        (243,154)        (194,688)
           Accounts payable and accrued expenses ......................         335,306           69,642
                                                                            -----------      -----------
                Net cash provided by (used in) operating activities ...        (127,260)         888,137
                                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .................................        (469,074)        (490,392)
  Sales of property and equipment .....................................          24,412          283,238
  Purchases of marketable securities, available for sale ..............      (1,199,436)         (23,648)
  Sales of marketable securities, available for sale ..................       1,183,716               --
  Payments on advances to affiliates ..................................          29,454               --
                                                                            -----------      -----------
               Net cash used in investing activities ..................        (430,928)        (230,802)
                                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ..............................              --           29,061
  Principal payment on notes payable ..................................        (242,661)        (223,509)
  Principal payment on capital lease obligations ......................         (62,637)         (65,682)
                                                                            -----------      -----------
                Net cash used in financing activities .................        (305,298)        (260,130)
                                                                            -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................        (863,486)         397,205
CASH AND CASH EQUIVALENTS, BEGINNING ..................................       1,207,299          982,188
                                                                            -----------      -----------

CASH AND CASH EQUIVALENTS, ENDING .....................................     $   343,813      $ 1,379,393
                                                                            ===========      ===========









            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

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

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             ----------------------------      ----------------------------
                                                       JUNE 30,                          JUNE 30,
                                                       --------                          --------
                                                2003             2002             2003             2002
                                             -----------      -----------      -----------      -----------
Net income (loss) as reported ..........     $  (174,363)     $    77,427      $  (445,102)     $   168,915
  Adjustment, net of tax ...............         (20,610)         (65,076)         (44,974)        (108,323)
                                             -----------      -----------      -----------      -----------
Proforma net income (loss) .............     $  (194,973)     $    12,351      $  (490,076)     $    60,592
                                             ===========      ===========      ===========      ===========
Net income (loss) per common share as
  reported .............................     $      (.04)     $       .02      $      (.10)     $       .04
  Adjustment, net of tax ...............              --             (.02)            (.01)            (.03)
                                             -----------      -----------      -----------      -----------
Proforma net income (loss) per common
  share ................................     $      (.04)     $        --      $      (.11)     $       .01
                                             ===========      ===========      ===========      ===========
Proforma net income (loss) per common
  share - assuming dilution ............     $      (.04)     $        --      $      (.11)     $       .01
                                             ===========      ===========      ===========      ===========
Weighted average common shares
  outstanding ..........................       4,448,981        4,439,566        4,436,716        4,423,495
                                             ===========      ===========      ===========      ===========
Weighted average common shares
  outstanding -  assuming dilution .....       4,448,981        4,590,275        4,436,716        4,562,357
                                             ===========      ===========      ===========      ===========

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively: risk-free interest rates of 2.73 and 2.74 percent; no dividend yield or assumed forfeitures; an expected life of five years; and volatility of 59.7 and 62.0 percent. The pro forma amounts above are not likely to be representative of future years because there is no assurance that additional awards

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

         will be made each year. In January 2003, the Company adopted a new stock incentive plan, under which shares were issued in the first and second quarters of 2003. This plan was approved at the 2003 annual meeting of shareholders.

             In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", or FIN 46. Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected losses, receive the majority of its expected returns, or both. The provisions of FIN 46 are effective immediately for interests acquired in variable interest entities after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003, for interests acquired in variable interest entities before February 1, 2003. The Company will adopt FIN 46 in the third quarter of 2003. Certain disclosures concerning variable interest entities are required in financial statements initially issued after January 31, 2003. The Company is evaluating the effect of FIN 46 but does not believe FIN 46 will have a material impact on its financial statements. As of June 30, 2003, the Company had no variable interest entities.

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

             Net unrealized gains, net of tax, of approximately $97,000 and $89,000 were included in accumulated other comprehensive gain/loss for the three and six months ended June 30, 2003 and net unrealized losses, net of tax of approximately $17,000 and $16,000 were included in other comprehensive gain/loss for the three and six months ended June 30, 2002. Total comprehensive loss for the three and six months ended June 30, 2003 was approximately $19,000 and $303,000, and total comprehensive income for the three and six months ended June 30, 2002 was approximately $50,000 and $143,000.

4.       NOTES PAYABLE

         Notes payable consists of the following:

                                                                         JUNE 30,      DECEMBER 31,
                                                                           2003            2002
                                                                        ----------     ------------
Notes payable to RMS Limited Partnership, 7.5%
  effective rate, payable in 60 monthly installments ..............     $1,170,948     $1,372,610
Note payable to bank, with interest at prime less .25% (4.0% at
  June 30, 2003 and 4.5% at December 31, 2002),
  payable in monthly installments of principal and
  interest, due on September 30, 2006, collateralized by
  warehouse, equipment and marketable securities ..................      1,031,018      1,066,316
Other .............................................................         31,129          5,702
                                                                        ----------     ----------
Total .............................................................      2,233,095      2,444,628
Less:  current maturities .........................................        480,979        455,296
                                                                        ----------     ----------
Long-term notes payable ...........................................     $1,752,116     $1,989,332
                                                                        ==========     ==========

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

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

             The following is a reconciliation of the common shares used in the calculations of earnings (loss) per common share - basic and earnings
         (loss) per common share - assuming dilution:

                                                         INCOME             SHARES        PER SHARE
                                                       (NUMERATOR)       (DENOMINATOR)      AMOUNT
                                                       -----------       -------------    ---------
Weighted average common shares outstanding:
For the three months ended June 30, 2003:
 Earnings (loss) per common share:
  Income (loss) available to common
    stockholders ..............................        $(174,363)        4,448,981        $(.04)
                                                                                          =====
 Earnings (loss) per common share - assuming
    dilution:
  Options .....................................               --                --
                                                       ---------         ---------
  Income (loss) available to common
    stockholders plus assumed conversions .....        $(174,363)        4,448,981        $(.04)
                                                       =========         =========        =====

For the three months ended June 30, 2002:
 Earnings per common share:
  Income available to common stockholders .....        $  77,427         4,439,566        $.02
                                                                                          ====
 Earnings per common share - assuming dilution:
  Options .....................................               --           150,709
                                                       ---------         ---------
  Income available to common stockholders plus
    assumed conversions .......................        $  77,427         4,590,275        $.02
                                                       =========         =========        ====

For the six months ended June 30, 2003:
 Earnings (loss) per common share:
  Income (loss) available to common
    stockholders ..............................        $(445,102)        4,436,716        $(.10)
                                                                                          =====
 Earnings (loss) per common share - assuming
    dilution:
  Options .....................................               --                --
                                                       ---------         ---------
  Income (loss) available to common
    stockholders plus assumed conversions .....        $(445,102)        4,436,716        $(.10)
                                                       =========         =========        =====

For the six months ended June 30, 2002:
 Earnings per common share:
  Income available to common stockholders .....        $ 168,915         4,423,495        $.04
                                                                                          ====
 Earnings per common share - assuming dilution:
  Options .....................................               --           138,862
                                                       ---------         ---------
  Income available to common stockholders plus
    assumed conversions .......................        $ 168,915         4,562,357        $.04
                                                       =========         =========        ====

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

             Options to purchase 1,767,013 shares of common stock at exercise prices ranging from $1.45 to $6.13 per share and 1,755,475 shares of common stock at exercise prices ranging from $1.45 to $6.13 per share were outstanding for the three and six months ended June 30, 2003, respectively, but were not included in the computation of earnings
         (loss) per common share - assuming dilution for the three or six months ended because such inclusion would not be dilutive.

             Options to purchase 693,376 shares of common stock at exercise prices ranging from $2.60 to $6.13 per share were outstanding at June 30, 2002, but were not included in the computation of earnings per common share - assuming dilution for the three or six months ended because the options' exercise price was greater than the average market price of the common shares.

             Warrants to purchase 1,874,768 shares of common stock at exercise prices ranging from $3.40 to $5.40 per share were outstanding at June 30, 2003 and 2002 but were not included in the computation of earnings per common share - assuming dilution for the three or six months ended because the warrants' exercise price was greater than the average market price of the common shares.

             As part of the LifeScience Technologies Acquisition, the sellers receive monthly cash payments in an amount equal to the greater of $41,667 or 5% of LifeScience Technologies product sales. The sellers may elect to take each monthly payment in shares of common stock rather than cash at $3.00 per share exercise price, but cannot acquire more than 860,000 shares pursuant to elections. To date, the sellers have not elected to take stock rather than cash. None of the shares of common stock subject to this election right were included in the computation of earnings per common share - assuming dilution for the three or six months ended June 30, 2003 or 2002 because the exercise price was greater than the average market price of the common shares.

6.       DEFERRED TAXES

             On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Management has concluded that it is more likely than not that a tax benefit will be realized from its deferred tax assets. The Company has net operating loss carryforwards of approximately $2,077,638 available to reduce future taxable income, which will begin to expire in 2009. Net operating loss carryforwards of $196,000 are limited in usage.

7.       COMMITMENTS AND CONTINGENCIES

             RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales continues to be dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 41.5% and 44.6% of net sales for the six months ended June 30, 2003 and 2002, respectively. One of the ingredients in the Company's AM-300 products is ephedra, an herb which contains naturally-occurring ephedrine. The Company's manufacturer uses a powdered extract of that herb when manufacturing AM-300. The Company markets AM-300 principally as an aid in weight management. The extract is an 8% extract which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. Ephedrine containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

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

             On March 13, 2003, the FDA published a proposed rule in the Federal Register which proposes comprehensive requirements for the manufacturing, packing and holding dietary supplements, also known as good manufacturing practices ("GMP" or "GMPs"). The FDA accepted public comments on the proposed GMPs until June 11, 2003; final GMPs will be promulgated after the FDA has reviewed the public comments. Once final GMP regulations become effective, the Company's manufacturer will be required to adhere to them. The FDA will most likely institute an effective date for the GMPs which will allow the Company's manufacturer a reasonable amount of time to conduct this review and, if necessary, revise its manufacturing operations to comply with the final GMP regulations.

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

             PRODUCT LIABILITY - The Company, like other marketers of products that are intended to be ingested, faces the inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company maintains a claims made policy, with limited (excluding ephedra) product liability insurance coverage. The limits of this coverage are $1,000,000 per occurrence and $2,000,000 aggregate. Products containing ephedra, which represented approximately

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

         42.4% of the Company's net revenue for the first half of 2003, are not covered by the Company's product liability insurance. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the Company's product manufacturers carry product liability insurance which covers the Company's products. A product liability claim could result in material losses.

             LEGAL PROCEEDINGS - The Company is currently involved in two products liability suits related to the ingestion of its ephedra-based products. Answers have been filed to both these petitions denying any wrongdoing. The Company intends to vigorously defend the claims. The amounts of damages sought are unknown, but include compensatory and punitive damages.

                                     ******

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Advantage Marketing Systems, Inc.


     We have reviewed the accompanying condensed consolidated balance sheet of Advantage Marketing Systems, Inc. and Subsidiaries as of June 30, 2003, and the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2003 and 2002, and the statements of cash flows for the six months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements, as of and for the periods ended June 30, 2003 and 2002, for them to be in conformity with accounting principles generally accepted in the United States of America.

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


Oklahoma City, Oklahoma
July 21, 2003

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

     We recognize revenue upon shipment of products, training aids and promotional materials to the independent associates. All of our customers pay for sales in advance of shipment. As such, we have no trade receivables. Loans to associates are repayable in five years or less; are secured by commissions controlled by us; and are no longer allowed. Interest rates on loans are typically two percent or more above the Prime rate and are fixed. All loans and receivables are secured by guaranteed payment sources that are within our control. As such, we believe there is no need for an allowance for doubtful accounts.

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

     We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies". SFAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. Many legal and tax contingencies can take years to resolve. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. However, an adverse outcome in these matters could have a material impact on our results of operations, financial condition and cash flows. No amounts were accrued for such uncertainties as of June 30, 2003.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of our net sales, selected results of operations for the three and six months ended June 30, 2003 and 2002. The selected results of operations are derived from our unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

                                     FOR THE THREE MONTHS ENDED                         FOR THE SIX MONTHS ENDED
                          ---------------------------------------------       ---------------------------------------------
                                             JUNE 30,                                           JUNE 30,
                          ---------------------------------------------       ---------------------------------------------
                                   2003                     2002                     2003                      2002
                          --------------------       ------------------      ------------------       ---------------------
                             AMOUNT     PERCENT       AMOUNT    PERCENT        AMOUNT    PERCENT        AMOUNT      PERCENT
                          -----------   -------    -----------   -------    -----------  --------    ------------   -------
Net sales .............   $ 4,686,784    100.0%    $ 5,865,850    100.0%    $ 9,300,937    100.0%    $ 12,147,223    100.0%
                          -----------   ------     -----------   ------     -----------   ------     ------------   ------
Cost of sales:
 Commissions and
  bonuses .............     2,022,758     43.2       2,379,851     40.6       4,060,995     43.6        4,977,898     41.0
 Cost of products .....       733,930     15.6         959,885     16.4       1,514,063     16.3        2,211,859     18.2
 Cost of shipping .....       373,277      8.0         435,443      7.4         781,432      8.4          875,533      7.2
                          -----------   ------     -----------   ------     -----------   ------     ------------   ------
  Total cost of sales .     3,129,965     66.8       3,775,179     64.4       6,356,490     68.3        8,065,290     66.4
                          -----------   ------     -----------   ------     -----------   ------     ------------   ------
 Gross profit .........     1,556,819     33.2       2,090,671     35.6       2,944,447     31.7        4,081,933     33.6
Marketing, distribution
 and administrative
 expenses:
 Marketing ............       403,837      8.6         467,062      7.9         795,361      8.6          967,069      8.0
 Distribution and
  administrative ......     1,384,114     29.5       1,441,132     24.6       2,780,064     29.9        2,788,731     23.0
                          -----------   ------     -----------   ------     -----------   ------     ------------   ------
Total marketing,
 distribution and
 administrative
 expenses .............     1,787,951     38.1       1,908,194     32.5       3,575,425     38.5        3,755,800     31.0
                          -----------   ------     -----------   ------     -----------   ------     ------------   ------
 Income (loss) from
  operations ..........      (231,132)    (4.9)        182,477      3.1        (630,978)    (6.8)         326,133      2.6
Other income (expense):
Interest, net .........       (24,618)    (0.5)        (18,769)    (0.3)        (47,309)    (0.5)         (40,111)    (0.3)
Other, net ............       (30,091)    (0.7)        (36,779)    (0.6)        (51,389)    (0.6)          (9,112)    (0.1)
                          -----------   ------     -----------   ------     -----------   ------     ------------   ------
Total other income
 (expense) ............       (54,709)    (1.2)        (55,548)    (0.9)        (98,698)    (1.1)         (49,223)    (0.4)
                          -----------   ------     -----------   ------     -----------   ------     ------------   ------
Income (loss) before
 taxes ................      (285,841)    (6.1)        126,929      2.2        (729,676)    (7.9)         276,910      2.2

Tax expense (benefit) .      (111,478)    (2.4)         49,502      0.9        (284,574)    (3.1)         107,995      0.8
                          -----------   ------     -----------   ------     -----------   ------     ------------   ------
Net income (loss) .....   $  (174,363)    (3.7)%   $    77,427      1.3%    $  (445,102)    (4.8)%   $    168,915      1.4%
                          ===========     ====     ===========      ===     ===========     ====     ============     ====

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

     Our net sales during the three months ended June 30, 2003 decreased by $1,179,066, or 20.1%, to $4,686,784 from $5,865,850 during the three months ended June 30, 2002. The sales decrease is due to the decrease in recruiting of new independent associates experienced by us in 2002. We have implemented a new marketing strategy to reverse the downward recruiting trend and to increase sales, and have begun to see the effects. We expect to see the true effects in the fourth quarter and into the first quarter of 2004.

     Our cost of sales during the three months ended June 30, 2002 decreased by $645,214, or 17.1%, to $3,129,965 from $3,775,179 during the same period in
2002. Total cost of sales, as a percentage of net sales, increased to 66.8% during the three months ended June 30, 2003 from 64.4% during the same period in 2002. The decrease in cost of sales was attributable to:

     o A decrease of $357,093 in associate commissions and bonuses due to the decreased level of sales;

     o A decrease of $225,955 in the cost of products sold due to the decreased level of sales; and

     o A decrease of $62,166 in shipping costs primarily due to decreased sales.

     The factors discussed above resulted in a decrease in gross profit of $553,852, or 25.5%, to $1,556,819 for the three months ended June 30, 2003 from $2,090,671 for the same period in 2002.

     Marketing, distribution and administrative expenses decreased $120,243, or 6.3%, to $1,787,951 during the three months ended June 30, 2003, from $1,908,194 during the same period in 2002. This decrease was primarily attributable to:

     o A decrease in insurance costs of approximately $39,000 related to better rates for liability insurance;

     o     A decrease in promotion costs of approximately $27,000;

     o A decrease in travel costs of approximately $24,000 related to lower airfare and hotel expense due to the purchase of a motor home for use by our herbalist; and

     o A decrease in staffing costs of approximately $20,000 due to lower staffing levels.

     The marketing, distribution and administrative expenses as a percentage of net sales increased to 38.1% during the three months ended June 30, 2003 from 32.5% during the same period in 2002. Management expects marketing, distribution and administrative expenses to continue at or near the current dollar level.

     Our net other income (reduced by other expense) increased by $839 to net other expense of $54,709 at June 30, 2003, from a net other expense of $55,548 during the same period in 2002.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

     Our net sales during the six months ended June 30, 2003 decreased by $2,846,286, or 23.4%, to $9,300,937 from $12,147,223 during the six months ended
June 30, 2002. The sales decrease is due to the decrease in recruiting of new independent associates experienced by us in 2002. We have implemented a new marketing strategy to reverse the downward recruiting trend and to increase sales , and have begun to see the effects. We expect to see the true effects in the fourth quarter and into the first quarter of 2004.

     Our cost of sales during the six months ended June 30, 2003 decreased by $1,708,800, or 21.2%, to $6,356,490 from $8,065,290 during the same period in
2002. Total cost of sales, as a percentage of net sales increased to 68.3% during the six months ended June 30, 2003, from 66.4% during the same period in 2002. The decrease in cost of sales was attributed to:

     o A decrease of $916,903 in distributor commissions and bonuses due to the decreased level of sales;

     o A decrease of $697,796 in the cost of products sold due to the decreased level of sales; and

     o A decrease of $94,101 in shipping expenses primarily due to decreased sales.

     The factors discussed above resulted in a decrease in gross profit of $1,137,486, or 27.9%, to $2,944,447 for the six months ended June 30, 2003 from
$4,081,933 for the same period in 2002.

     Marketing, distribution and administrative expenses decreased $180,375, or 4.8%, to $3,575,425 during the six months ended June 30, 2003, from $3,755,800 during the same period in 2002. This decrease was primarily attributable to:

     o    A decrease in promotion costs of approximately $80,000;

     o A decrease in insurance costs of approximately $60,000 related to better rates for liability insurance; and

     o A decrease in travel costs of approximately $40,000 related to lower airfare and hotel expense due to the purchase of a motor home for use by our herbalist.

     The marketing, distribution and administrative expenses as a percentage of net sales increased to 38.5% during the six months ended June 30, 2003 from 31.0% during the same period in 2002. Management expects marketing, distribution and administrative expenses to continue at or near the current dollar level.

     Our net other income (reduced by other expense) decreased by $49,475 to net other expense of $98,698 at June 30, 2003, from a net other expense of $49,223 during the same period in 2002, primarily due to a loss on sale of marketable securities of approximately $44,000.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", or FIN 46. Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected losses, receive the majority of its expected returns, or both. The provisions of FIN 46 are effective immediately for interests acquired in variable interest entities after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003, for interests acquired in variable interest entities before February 1, 2003. We will adopt FIN 46 in the third quarter of 2003. Certain disclosures concerning variable interest entities are required in financial statements initially issued after January 31, 2003. We are evaluating the effect of FIN 46 but do not believe FIN 46 will have a material impact on our financial statements. As of June 30, 2003, we had no variable interest entities.

SEASONALITY

     No pattern of seasonal fluctuations exists due to the patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity has been cash provided by sales of our marketable securities and our operating activities. At June 30, 2003, we had working capital of $2,444,984, compared to $3,186,584 at December 31, 2002. We believe our cash and cash equivalents, current marketable securities, cash flows from operations and expected cash flows from financing activities will be sufficient to fund our working capital and capital expenditure needs over the next twelve months. During the six months ended June 30, 2003, net cash used in operating activities was $170,760, net cash used in investing activities was $430,928 and net cash used in financing activities was $261,798. This represented a net decrease in cash during this period of $863,487. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses, and will be provided by our operating activities. We expect our cash to trend up in the third and fourth quarters.

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

     The loan is collateralized by a first lien on all our marketable securities.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our balance sheet includes marketable securities, which we believe are a conservative blend of income and growth investments resulting in moderate market risk. We invest in equity marketable securities to generate capital growth, and fixed-income marketable securities to provide current income. Because of the nature of these investments, total return and risk will be affected by both current interest rates and equity market movements. Our fixed income investments of approximately $800,000 are subject to interest risk only. We have approximately $900,000 of equity investments that are exposed to market risk.

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

     The following table lists our cash equivalents and our short-term fixed-income marketable securities at June 30, 2003 and December 31, 2002:

                                        JUNE 30, 2003                                  DECEMBER 31, 2002
                            ---------------------------------------         ----------------------------------------
                               AVERAGE                        FAIR           AVERAGE                           FAIR
                            INTEREST RATE     COST            VALUE       INTEREST RATE(1)     COST            VALUE
                            -------------     ----            -----       ----------------     ----            -----

Cash equivalents ...              --        $ 16,584        $ 16,584              --         $ 18,208        $ 18,208
Short-term
  Investments ......              --         774,800         786,186             6.0%         787,180         801,339
                                            --------        --------                         --------        --------
                                            $791,384        $802,770                         $805,388        $819,547
                                            ========        ========                         ========        ========

(1) Average interest rate is calculated by taking the individual security interest rates multiplied by each investments' weighted average share of the total fixed-income marketable securities.

     At June 30, 2003 all of our fixed income securities were in mutual funds, creating no average interest rates for fixed income securities, due to the redemption of 10,000 shares of our 5.75% Bell Atlantic securities during the second quarter of 2003.

     Fair value of the cash equivalents and fixed-income marketable securities decreased $16,777 during the six months ended June 30, 2003 to $802,770 from $819,547 at December 31, 2002. This decrease was primarily due to a net redemption of fixed-income securities resulting in a reduction of $15,000.

     EQUITY MARKET RISKS. We currently maintain an investment portfolio of equity securities. All securities are available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders equity. We do not engage in hedging our equity portfolio or otherwise purchase derivative securities. Because of the quality of our portfolio and liquid nature of our equity investments, we do not consider the market risk related to these investments to be material. At June 30, 2003, our equity investments had a value of $928,083 compared to $801,595 at December 31, 2002, primarily due to the purchase of mutual fund equity investments in 2003.

     We attempt to manage our interest and market risk by evaluating and purchasing what we believe to be the best investment securities and rates of return available.

ITEM 4.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as required by Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are currently involved in two products liability suits related to the ingestion of our ephedra-based products. Answers have been filed to both these petitions denying any wrongdoing. We intend to vigorously defend the claims. The amounts of damages sought are unknown, but include compensatory and punitive damages.

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

15 Letter of independent accountants as to unaudited interim financial information, filed herewith.

31.1 Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer, filed herewith.

31.2 Rule 13a-14(a) Certification by our Chief Financial Officer, filed herewith.

32.1 Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2 Section 1350 Certification of our Chief Financial Officer, filed herewith.

(b)      Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      REGISTRANT:
                                      ADVANTAGE MARKETING SYSTEMS, INC.


Dated:  August 1, 2003
                                      By:/s/ REGGIE B. COOK
                                         --------------------------------
                                         Reggie B. Cook, Vice President and
                                         Chief Financial Officer
                                         (Duly Authorized Officer of Registrant
                                         and Principal Financial Officer)

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

15 Letter of independent accountants as to unaudited interim financial information, filed herewith.

31.1     Rule 13a-14(a) Certification by our Chairman and Chief Executive
         Officer, filed herewith.

31.2 Rule 13a-14(a) Certification by our Chief Financial Officer, filed herewith.

32.1 Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2 Section 1350 Certification of our Chief Financial Officer, filed herewith.

(b)      Form 8-K

         None