Form 10-Q
period 2003-09-30
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 2003-11-05
CIK 841866

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

    (X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 2003

                                       or

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

                                  Yes (X) No ( )

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

                                  Yes ( ) No (X)

On October 31, 2003, we had outstanding 4,507,691 shares of our common stock, $.0001 par value.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                Table of Contents

Part I -  Financial Information.........................................................       3
Item 1.   Financial Statements..........................................................       3
          Condensed Consolidated Balance Sheets.........................................       3
          Condensed Consolidated Statements of Operations...............................       4
          Condensed Consolidated Statements of Cash Flows...............................       5
          Notes to Condensed Consolidated Financial Statements..........................       6
          Report of Independent Certified Public Accountants............................      12
Item 2.   Management's Discussion and Analysis of Financial Condition and Results
            of Operations...............................................................      13
Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................      17
Item 4.   Controls and Procedures.......................................................      17
Part II - Other Information.............................................................      19
Item 1.   Legal Proceedings.............................................................      19
Item 2.   Changes in Securities and Use of Proceeds.....................................      19
Item 3.   Defaults Upon Senior Securities...............................................      19
Item 4.   Submission of Matters to a Vote of Security Holders...........................      19
Item 5.   Other Information.............................................................      19
Item 6.   Exhibits and Reports on Form 8-K..............................................      19

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

                         PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                                              2003              2002
                                                                                          ------------      ------------
                                                                                          (Unaudited)
                                        ASSETS
CURRENT ASSETS:
 Cash and cash equivalents...........................................................     $    150,413      $  1,207,299
 Marketable securities, available for sale, at fair value............................        1,764,452         1,621,143
 Receivables.........................................................................          189,239           123,838
 Receivable from affiliates..........................................................           13,168            63,561
 Prepaid income taxes................................................................          464,975           464,975
 Inventory...........................................................................        1,076,052           798,153
 Deferred income taxes...............................................................           55,932           120,343
 Other assets........................................................................          189,022            31,215
                                                                                          ------------      ------------
              Total current assets...................................................        3,903,253         4,430,527
RECEIVABLES..........................................................................          232,813           338,839
PROPERTY AND EQUIPMENT, Net..........................................................        3,875,133         3,905,432
COVENANTS NOT TO COMPETE and other intangibles, Net..................................          577,458           635,821
DEFERRED INCOME TAXES................................................................        1,682,666         1,276,859
OTHER ASSETS.........................................................................           62,597            98,791
                                                                                          ------------      ------------
 TOTAL...............................................................................     $ 10,333,920      $ 10,686,269
                                                                                          ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable....................................................................     $    289,248      $    219,533
 Accrued commissions and bonuses.....................................................          423,264           171,310
 Accrued other expenses..............................................................          250,958           151,289
 Accrued sales tax liability.........................................................          136,498           136,618
 Notes payable.......................................................................          483,239           455,296
 Capital lease obligations...........................................................           93,157           109,898
                                                                                          ------------      ------------
          Total current liabilities..................................................        1,676,364         1,243,944
LONG-TERM LIABILITIES:
 Notes payable.......................................................................        1,628,298         1,989,332
 Capital lease obligations...........................................................          170,302           122,564
                                                                                          ------------      ------------
         Total liabilities...........................................................        3,474,964         3,355,840
                                                                                          ------------      ------------
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY
 Common stock - $.0001 par value; authorized 495,000,000 shares; issued
      4,936,674 and 4,896,674 shares, outstanding 4,464,314 and 4,424,314 shares,
      respectively...................................................................              494               490
 Paid-in capital.....................................................................       11,849,737        11,793,240
 Notes receivable for exercise of options............................................          (31,000)          (31,000)
 Accumulated deficit.................................................................       (2,753,270)       (2,118,857)
 Accumulated other comprehensive gain (loss), net of tax.............................           37,471           (68,968)
                                                                                          ------------      ------------
          Total capital and accumulated deficit......................................        9,103,432         9,574,905
 Less cost of treasury stock (472,795 shares, common)................................       (2,244,476)       (2,244,476)
                                                                                          ------------      ------------
          Total stockholders' equity.................................................        6,858,956         7,330,429
                                                                                          ------------      ------------
TOTAL................................................................................     $ 10,333,920      $ 10,686,269
                                                                                          ============      ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                                         ------------------------------      ------------------------------
                                                            2003               2002             2003              2002
                                                            ----               ----             ----              ----
Net sales .............................................  $  4,883,055      $  5,525,701      $ 14,183,992      $ 17,672,924

Cost of sales .........................................     3,248,866         3,850,247         9,605,356        11,915,537
                                                         ------------      ------------      ------------      ------------

     Gross profit......................................     1,634,189         1,675,454         4,578,636         5,757,387

Marketing, distribution and administrative expenses:
  Marketing............................................       418,812           612,114         1,214,174         1,579,183
  Distribution and administrative......................     1,507,742         1,376,142         4,287,805         4,164,873
                                                         ------------      ------------      ------------      ------------
  Total marketing, distribution and administrative
      expenses.........................................     1,926,554         1,988,256         5,501,979         5,744,056
                                                         ------------      ------------      ------------      ------------
     Income (loss) from operations.....................      (292,365)         (312,802)         (923,343)           13,331

Other income (expense):

Interest and dividends, net............................       (21,637)           (4,355)          (68,947)          (44,466)

Other, net.............................................         3,461            (2,700)          (47,928)          (11,812)
                                                         ------------      ------------      ------------      ------------

     Total other expense...............................       (18,176)           (7,055)         (116,875)          (56,278)
                                                         ------------      ------------      ------------      ------------

Loss before taxes......................................      (310,541)         (319,857)       (1,040,218)          (42,947)

Income tax benefit.....................................      (121,232)         (124,744)         (405,806)          (16,749)
                                                         ------------      ------------      ------------      ------------

Net loss...............................................  $   (189,309)     $   (195,113)     $   (634,412)     $    (26,198)

                                                         ============      ============      ============      ============

Net loss per common share - basic......................  $       (.04)     $       (.04)     $       (.14)     $       (.01)
                                                         ============      ============      ============      ============

Net loss per common share - assuming dilution..........  $       (.04)     $       (.04)     $       (.14)     $       (.01)
                                                         ============      ============      ============      ============

Weighted average common shares outstanding - basic.....     4,463,092         4,423,879         4,445,541         4,417,037
                                                         ============      ============      ============      ============

Weighted average common shares outstanding -
    assuming dilution..................................     4,463,092         4,423,879         4,445,541         4,417,037
                                                         ============      ============      ============      ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)

                                                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                                                            2003                  2002
                                                                                            ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...................................................................          $     (634,412)       $      (26,198)

  Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
         Depreciation and amortization.......................................                 743,514               704,409
         Realized loss on sale of marketable securities......................                  50,289                 6,862
         Deferred taxes......................................................                (405,806)                   --
         Stock issued for services...........................................                  56,500                    --
         Loss on sale of property and equipment..............................                  12,047                17,448
         Changes in assets and liabilities which provided (used) cash:
           Receivables.......................................................                  40,625               111,432
           Prepaid taxes.....................................................                      --                 1,964
           Inventory.........................................................                (277,900)              304,024
           Other assets......................................................                (148,378)             (156,670)
           Accounts payable and accrued expenses.............................                 421,217                44,273
                                                                                       --------------        --------------
                Net cash provided by (used in) operating activities..........                (142,304)            1,007,544
                                                                                       --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment........................................                (509,393)             (533,648)
  Sales of property and equipment............................................                  24,412               284,438
  Purchases of marketable securities, available for sale.....................              (1,206,729)           (1,271,579)
  Sales of marketable securities, available for sale.........................               1,183,980             1,233,419
  Payments on advances to affiliates.........................................                  50,394                    --
  Advance on notes receivable................................................                      --              (190,000)
  Repayment of receivable from affiliates....................................                      --               340,000
                                                                                       --------------        --------------
               Net cash used in investing activities.........................                (457,336)             (137,370)
                                                                                       --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.....................................                      --                29,061
  Principal payment on notes payable.........................................                (364,219)             (337,991)
  Principal payment on capital lease obligations.............................                 (93,027)              (80,819)
                                                                                       --------------        --------------
                Net cash used in financing activities........................                (457,246)             (389,749)
                                                                                       --------------        --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................              (1,056,886)              480,425
CASH AND CASH EQUIVALENTS, BEGINNING.........................................               1,207,299               982,188
                                                                                       --------------        --------------
CASH AND CASH EQUIVALENTS, ENDING............................................          $      150,413        $    1,462,613
                                                                                       ==============        ==============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

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

                                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                           SEPTEMBER 30,                         SEPTEMBER 30,
                                                     ----------------------------      ---------------------------------
                                                     2003               2002                2003               2002
                                                     ----               ----                ----               ----
Net loss as reported......................         $ (189,309)      $    (195,113)     $    (634,412)      $     (26,918)
  Adjustment, net of tax..................            (44,241)             (9,791)          (113,400)           (120,941)
                                                   ----------       -------------      -------------       -------------
Proforma net loss.........................         $ (233,550)      $    (204,904)     $    (747,812)      $    (147,859)
                                                   ==========       =============      =============       =============
Net loss per common share as reported.....         $     (.04)      $        (.04)     $        (.14)      $        (.01)
  Adjustment, net of tax..................               (.01)                 --               (.03)               (.02)
                                                   ----------       -------------      -------------       -------------
Proforma net loss per common share........         $     (.05)      $        (.04)     $        (.17)      $        (.03)
                                                   ==========       =============      =============       =============
Proforma net loss per common share -
  assuming dilution.......................         $     (.05)      $        (.04)     $        (.17)      $        (.03)
                                                   ==========       =============      =============       =============
Weighted average common shares
  outstanding.............................          4,463,092           4,423,879          4,445,541           4,417,037
                                                   ==========       =============      =============       =============
Weighted average common shares
  outstanding -  assuming dilution........          4,463,092           4,423,879          4,445,541           4,417,037
                                                   ==========       =============      =============       =============

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively: risk-free interest rates of 2.82 and 2.74 percent; no dividend yield or assumed forfeitures; an expected life of five years; and volatility of 77.4 and 64.0 percent. The pro forma amounts above are not likely to be representative of future years because there is no assurance that additional awards

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

         will be made each year. In January 2003, the Company adopted a new stock incentive plan, under which shares were issued in the first, second and third quarters of 2003. This plan was approved at the 2003 annual meeting of shareholders.

                  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", or FIN 46. Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected losses, receive the majority of its expected returns, or both. The provisions of FIN 46 are effective immediately for interests acquired in variable interest entities after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003, for interests acquired in variable interest entities before February 1, 2003. The Company adopted FIN 46 in the third quarter of 2003. Certain disclosures concerning variable interest entities are required in financial statements initially issued after January 31, 2003. There was no material impact on the Company's financial statements as a result of adoption of FIN 46. As of September 30, 2003, the Company had no variable interest entities.

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

                  Net unrealized gains, net of tax, of approximately $18,000 and $106,000 were included in accumulated other comprehensive gain/loss for the three and nine months ended September 30, 2003 and net unrealized losses, net of tax of approximately $55,000 and $71,000 were included in other comprehensive gain/loss for the three and nine months ended September 30, 2002. Total comprehensive loss for the three and nine months ended September 30, 2003 was approximately $171,000 and $528,000, and total comprehensive loss for the three and nine months ended September 30, 2002 was approximately $250,000 and $97,000.

4.       NOTES PAYABLE

         Notes payable consists of the following:

                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                   2003                 2002
                                                                   ----                 ----
Notes payable to RMS Limited Partnership, 7.5%
  effective rate, payable in 60 monthly installments .....   $       1,067,255    $      1,372,610
Note payable to bank, with interest at prime less .25%
  (3.75% at September 30, 2003 and 4.5% at December 31,
2002), payable in monthly installments of principal and
interest, due on September 30, 2006, collateralized by
warehouse, equipment and marketable securities............           1,014,537           1,066,316
Other.....................................................              29,745               5,702
                                                             -----------------    ----------------
Total.....................................................           2,111,537           2,444,628
Less:  current maturities.................................             483,239             455,296
                                                             -----------------    ----------------
Long-term notes payable...................................   $       1,628,298    $      1,989,332
                                                             =================    ================

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

5.       LOSS PER SHARE

                  Loss per common share - basic is computed based upon net loss divided by the weighted average number of common shares outstanding during each period. Loss per common share - assuming dilution is computed based upon net loss divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method.

                  The following is a reconciliation of the common shares used in the calculations of loss per common share - basic and loss per common share - assuming dilution:

                                                           INCOME               SHARES          PER SHARE
                                                         (NUMERATOR)         (DENOMINATOR)       AMOUNT
                                                         -----------         -------------       ------
Weighted average common shares outstanding:
For the three months ended September 30, 2003:
  Loss  per common share:
     Loss available to common stockholders .....          $(189,309)          4,463,092          $  (.04)
                                                                                                 =======
  Loss per common share - assuming dilution:
     Options ...................................                 --                  --
                                                          ---------           ---------
     Loss available to common stockholders plus
        assumed conversions ....................          $(189,309)          4,463,092          $  (.04)
                                                          =========           =========          =======

For the three months ended September 30, 2002:
  Loss per common share:
     Loss available to common stockholders .....          $(195,113)          4,423,879          $  (.04)
                                                                                                 =======
  Loss per common share - assuming dilution:
     Options ...................................                 --                  --
                                                          ---------           ---------
     Loss available to common stockholders plus
        assumed conversions ....................          $(195,113)          4,423,879          $  (.04)
                                                          =========           =========          =======
For the nine months ended September 30, 2003:
  Loss per common share:
     Loss available to common stockholders .....          $(634,412)          4,445,541          $  (.14)
                                                                                                 =======
  Loss per common share - assuming dilution:
     Options ...................................                 --                  --
                                                          ---------           ---------
     Loss available to common stockholders plus
        assumed conversions ....................          $(634,412)          4,445,541          $  (.14)
                                                          =========           =========          =======

For the nine months ended September 30, 2002:
  Loss per common share:
     Loss available to common stockholders .....          $ (26,198)          4,417,037          $  (.01)
                                                                                                 =======
  Loss per common share - assuming dilution:
     Options ...................................                 --                  --
                                                          ---------           ---------
     Loss available to common stockholders plus
        assumed conversions ....................          $ (26,198)          4,417,037          $  (.01)
                                                          =========           =========          =======

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                   Options to purchase 2,782,192 shares of common stock at exercise prices ranging from $1.30 to $6.13 per share were outstanding for the three and nine months ended September 30, 2003, respectively, but were not included in the computation of loss per common share - assuming dilution for the three or six months ended because all options were antidilutive.

                  For the three months and nine months ended September 30, 2002, all options were antidilutive and therefore not included in the computation of loss per common share or loss per common share - assuming dilution.

                  Warrants to purchase 1,874,768 shares of common stock at exercise prices ranging from $3.40 to $5.40 per share were outstanding at September 30, 2003 and 2002 but were not included in the computation of earnings per common share - assuming dilution for the three or nine months ended because the warrants' exercise price was greater than the average market price of the common shares.

                  As part of the LifeScience Technologies Acquisition, the sellers receive monthly cash payments in an amount equal to the greater of $41,667 or 5% of LifeScience Technologies product sales. The sellers may elect to take each monthly payment in shares of common stock rather than cash at $3.00 per share exercise price, but cannot acquire more than 860,000 shares pursuant to elections. To date, the sellers have not elected to take stock rather than cash. None of the shares of common stock subject to this election right were included in the computation of earnings per common share - assuming dilution for the three or nine months ended September 30, 2003 or 2002 because the exercise price was greater than the average market price of the common shares.

6.       DEFERRED TAXES

                  On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Management has concluded that it is more likely than not that a tax benefit will be realized from its deferred tax assets. The Company has net operating loss carryforwards of approximately $807,000 available to reduce future taxable income, which will begin to expire in 2009. Net operating loss carryforwards of $196,000 are limited in usage.

7.       COMMITMENTS AND CONTINGENCIES

                  RECENT REGULATORY DEVELOPMENTS - A significant portion of the Company's net sales continues to be dependent upon the Company's AM-300 product. The Company's net sales of AM-300 represented 38.8% and 44.0% of net sales for the nine months ended September 30, 2003 and 2002, respectively. One of the ingredients in the Company's AM-300 products is ephedra, an herb which contains naturally-occurring ephedrine. The Company's manufacturer uses a powdered extract of that herb when manufacturing AM-300. The Company markets AM-300 principally as an aid in weight management. The extract is an 8% extract which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. Ephedrine containing products have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects.

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

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

                  PRODUCT LIABILITY - The Company, like other marketers of products that are intended to be ingested, faces the inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company maintains a claims made policy, with limited (exluding ephedra) product liability insurance coverage. The limits of this coverage are $1,000,000 per occurrence and $2,000,000 aggregate. Products containing ephedra, which represented approximately 39.6% of the Company's net revenue for the first nine months of 2003, are not covered by the Company's product liability insurance. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the Company's product manufacturers carry product liability insurance which covers the Company's products. A product liability claim could result in material losses.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

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

                                     ******

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Advantage Marketing Systems, Inc.

         We have reviewed the accompanying condensed consolidated balance sheet of Advantage Marketing Systems, Inc. and Subsidiaries as of September 30, 2003, and the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2003 and 2002, and the statements of cash flows for the nine months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements, as of September 30, 2003 and for the periods ended September 30, 2003 and 2002, for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Oklahoma City, Oklahoma
October 21, 2003

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

         We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies". SFAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. Many legal and tax contingencies can take years to resolve. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. However, an adverse outcome in these matters could have a material impact on our results of operations, financial condition and cash flows. No amounts were accrued for such uncertainties as of September 30, 2003.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of our net sales, selected results of operations for the three and nine months ended September 30, 2003 and 2002. The selected results of operations are derived from our unaudited condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

                                       FOR THE THREE MONTHS ENDED                       FOR THE NINE MONTHS ENDED
                                 -------------------------------------------  --------------------------------------------
                                             SEPTEMBER 30,                                     SEPTEMBER 30,
                                 -------------------------------------------  --------------------------------------------
                                           2003                   2002                 2003                  2002
                                 --------------------   --------------------  --------------------  ----------------------
                                   AMOUNT     PERCENT     AMOUNT     PERCENT    AMOUNT     PERCENT     AMOUNT      PERCENT
                                 -----------  -------   ----------   -------  ----------   -------  ------------   -------
Net sales....................      4,883,055   100.0%   $5,525,701   100.0%   14,183,992   100.0%   $ 17,672,924   100.0%
                                 -----------   -----    ----------   -----    ----------   -----    ------------   -----
Cost of sales:
  Commissions and
     bonuses.................      1,983,557    40.6     2,296,013    41.6     6,044,551    42.6       7,273,909    41.1
  Cost of products...........        869,366    17.8     1,103,507    20.0     2,389,665    16.8       3,315,367    18.8
  Cost of shipping...........        395,943     8.1       450,727     8.1     1,171,140     8.3       1,326,261     7.5
                                 -----------   -----    ----------   -----    ----------   -----    ------------   -----
    Total cost of sales......      3,248,866    66.5     3,850,247    69.7     9,605,356    67.7      11,915,537    67.4
                                 -----------   -----    ----------   -----    ----------   -----    ------------   -----
  Gross profit...............      1,634,189    33.5     1,675,454    30.3     4,578,636    32.3       5,757,387    32.6
Marketing, distribution
  and administrative
  expenses:
  Marketing..................        418,812     8.6       612,114    11.1     1,214,174     8.6       1,579,183     8.9
  Distribution and
    administrative...........      1,507,742    30.9     1,376,142    24.9     4,287,805    30.2       4,164,873    23.6
                                 -----------   -----    ----------   -----    ----------   -----    ------------   -----
Total marketing,
  distribution and
  administrative
  expenses...................      1,926,554    39.5     1,988,256    36.0     5,501,979    38.8       5,744,056    32.5
                                 -----------   -----    ----------   -----    ----------   -----    ------------   -----
  Loss from operations.......       (292,365)   (6.0)     (312,802)   (5.7)     (923,343)   (6.5)         13,331     0.1
Other income (expense):
Interest, net................        (21,637)   (0.4)       (4,355)   (0.1)      (68,947)   (0.5)        (44,466)   (0.2)
Other, net...................          3,461    (0.0)       (2,700)   (0.0)      (47,928)   (0.3)        (11,812)   (0.1)
                                 -----------   -----    ----------   -----    ----------   -----    ------------   -----
Total other expense..........        (18,176)   (0.4)       (7,055)   (0.1)     (116,875)   (0.8)        (56,278)   (0.3)
                                 -----------   -----    ----------   -----    ----------   -----    ------------   -----
Loss before taxes............       (310,541)   (6.4)     (319,857)   (5.8)   (1,040,218)   (7.3)        (42,947)   (0.2)
Tax benefit..................       (121,232)   (2.5)     (124,744)   (2.3)     (405,806)   (2.8)        (16,749)   (0.1)
                                 -----------   -----    ----------   -----    ----------   -----    ------------   -----
Net loss.....................    $  (189,309)   (3.9)%  $ (195,113)   (3.5)%    (634,412)   (4.5)%  $    (26,198)   (0.1)%
                                 ===========   =====    ==========   =====    ==========   =====    ============   =====

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     Our net sales during the three months ended September 30, 2003 decreased by $641,646, or 11.6%, to $4,883,055 from $5,525,701 during the three months ended
September 30, 2002. The sales decrease is due to the decrease in recruiting of new independent associates experienced by us in 2002. We have implemented a new marketing strategy to reverse the downward recruiting trend and to increase sales, and have begun to see positive effects. We expect to see the true effects in the fourth quarter and into the first quarter of 2004.

     Our cost of sales during the three months ended September 30, 2003 decreased by $601,381, or 15.6%, to $3,248,866 from $3,850,247 during the same period in 2002. Total cost of sales, as a percentage of net sales, decreased to 66.5% during the three months ended September 30, 2003 from 69.7% during the same period in 2002. The decrease in cost of sales was attributable to:

         - A decrease of $312,456 in associate commissions and bonuses due to the decreased level of sales;

         - A decrease of $234,141 in the cost of products sold due to the decreased level of sales; and

         - A decrease of $54,784 in shipping costs primarily due to decreased sales.

     The factors discussed above resulted in a decrease in gross profit of $41,265, or 2.5%, to $1,634,189 for the three months ended September 30, 2003 from $1,675,454 for the same period in 2002.

     Marketing, distribution and administrative expenses decreased $61,702, or 3.1%, to $1,926,554 during the three months ended September 30, 2003, from $1,988,256 during the same period in 2002. The marketing, distribution and administrative expenses as a percentage of net sales increased to 39.5% during the three months ended September 30, 2003 from 36.0% during the same period in 2002. The decrease in expense was primarily attributable to:

         - A decrease in insurance costs of approximately $20,000 related to better rates for liability insurance;

         - A decrease in travel costs of approximately $20,000 related to lower airfare and hotel expense due to the purchase of a motor home for use by our herbalist; and

         - A decrease in rental expense of approximately $22,000 due to the lease expiration on our old warehouse building.

     Management expects marketing, distribution and administrative expenses to continue at or near the current dollar level.

     Our net other income (reduced by other expense) increased by $11,121 to net other expense of $18,176 at September 30, 2003, from a net other expense of $7,055 during the same period in 2002.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     Our net sales during the nine months ended September 30, 2003 decreased by $3,488,932, or 19.7%, to $14,183,992 from $17,672,924 during the nine months ended September 30, 2002. The sales decrease is due to the decrease in recruiting of new independent associates experienced by us in 2002. We have implemented a new marketing strategy to reverse the downward recruiting trend and to increase sales, and have begun to see positive effects. We expect to see the true effects in the fourth quarter and into the first quarter of 2004.

     Our cost of sales during the nine months ended September 30, 2003 decreased by $2,310,181, or 19.4%, to $9,605,356 from $11,915,537 during the same period in 2002. Total cost of sales, as a percentage of net sales increased to 67.7% during the nine months ended September 30, 2003, from 67.4% during the same period in 2002. The decrease in cost of sales was attributed to:

         - A decrease of $1,229,358 in distributor commissions and bonuses due to the decreased level of sales;

         - A decrease of $925,702 in the cost of products sold due to the decreased level of sales; and

         - A decrease of $155,121 in shipping expenses primarily due to decreased sales.

     The factors discussed above resulted in a decrease in gross profit of $1,178,751, or 20.5%, to $4,578,636 for the nine months ended September 30, 2003 from $5,757,387 for the same period in 2002.

     Marketing, distribution and administrative expenses decreased $242,077, or 4.2%, to $5,501,979 during the nine months ended September 30, 2003, from $5,744,056 during the same period in 2002. The marketing, distribution and administrative expenses as a percentage of net sales increased to 38.8% during the nine months ended September 30, 2003 from 32.5% during the same period in 2002. The decrease in expense was primarily attributable to:

         - A decrease in insurance costs of approximately $78,000 related to better rates for liability insurance;

         - A decrease in travel costs of approximately $50,000 related to lower airfare and hotel expense due to the purchase of a motor home for use by our herbalist;

         - A decrease in rental expense of approximately $22,000 due to the lease expiration on our old warehouse building; and

         - A decrease of approximately $74,000 in other variable costs such as postage, telephone, bank service charges and supplies.

     Management expects marketing, distribution and administrative expenses to continue at or near the current dollar level.

     Our net other income (reduced by other expense) increased by $60,597 to net other expense of $116,875 at September 30, 2003, from a net other expense of $56,278 during the same period in 2002, primarily due to an increased loss on sale of marketable securities of approximately $44,000, along with a decrease in investment income of approximately $18,000.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", or FIN 46. Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected losses, receive the majority of its expected returns, or both. The provisions of FIN 46 are effective immediately for interests acquired in variable interest entities after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003, for interests acquired in variable interest entities before February 1, 2003. We adopted FIN 46 in the third quarter of 2003. Certain disclosures concerning variable interest entities are required in financial statements initially issued after January 31, 2003. There was no material impact on our financial statements as a result of adoption of FIN 46. As of September 30, 2003, we had no variable interest entities.

SEASONALITY

     No pattern of seasonal fluctuations exists due to the patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity has been cash provided by sales of our marketable securities and our operating activities. At September 30, 2003, we had working capital of $2,226,889, compared to $3,186,584 at December 31, 2002. We believe our cash and cash equivalents, current marketable securities, cash flows from operations and expected cash flows from financing activities will be sufficient to fund our working capital and capital expenditure needs over the next twelve months. During the nine months ended September 30, 2003, net cash used in operating activities was $142,304, net cash used in investing activities was $457,336 and net cash used in financing activities was $457,246. This represented a net decrease in cash during this period of $1,056,886. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses, and will be provided by our operating activities. We expect our cash to increase in the fourth quarter, as a result of reduced operating expenses and anticipated revenues.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our balance sheet includes marketable securities, which we believe are a conservative blend of income and growth investments resulting in moderate market risk. We invest in equity marketable securities to generate capital growth, and fixed-income marketable securities to provide current income. Because of the nature of these investments, total return and risk will be affected by both current interest rates and equity market movements. Our fixed income investments of approximately $802,000 are subject to interest risk only. We have approximately $963,000 of equity investments that are exposed to market risk.

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

     The following table lists our cash equivalents and our short-term fixed-income marketable securities at September 30, 2003 and December 31, 2002:

                               SEPTEMBER 30, 2003                         DECEMBER 31, 2002
                      -----------------------------------    -------------------------------------------
                         AVERAGE                   FAIR          AVERAGE                          FAIR
                      INTEREST RATE     COST       VALUE     INTEREST RATE (1)        COST       VALUE
                      -------------  ---------   ---------   -------------------   ---------   ---------
Cash equivalents...        --        $  21,527   $  21,527            --           $  18,208   $  18,208
Short-term
  Investments......        --          774,998     780,186           6.0%            787,180     801,339
                                     ---------   ---------                         ---------   ---------
                                     $ 796,525   $ 801,713                         $ 805,388   $ 819,547
                                     =========   =========                         =========   =========

(1) Average interest rate is calculated by taking the individual security interest rates multiplied by each investments' weighted average share of the total fixed-income marketable securities.

     At September 30, 2003 all of our fixed income securities were in mutual funds, creating no average interest rates for fixed income securities, due to the redemption of 10,000 shares of our 5.75% Bell Atlantic securities during the second quarter of 2003.

     The fair value of the cash equivalents and fixed-income marketable securities decreased $17,834 during the nine months ended September 30, 2003 to $801,713 from $819,547 at December 31, 2002. This decrease was primarily due to a net redemption of fixed-income securities resulting in a reduction of $21,000, offset by an increase in cash equivalents of approximately $3,000.

     EQUITY MARKET RISKS. We currently maintain an investment portfolio of equity securities. All securities are available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders equity. We do not engage in hedging our equity portfolio or otherwise purchase derivative securities. Because of the quality of our portfolio and liquid nature of our equity investments, we do not consider the market risk related to these investments to be material. At September 30, 2003, our equity investments had a value of $962,739 compared to $801,595 at December 31, 2002, primarily due to the purchase of mutual fund equity investments in 2003.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On October 14, 2003, we approved the extension of the exercise period of our 1997-A Warrants and our Redeemable Common Stock Purchase Warrants from November 12, 2003 to November 12, 2004. The extension of the exercise period is effective on November 12, 2003.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our annual meeting held July 26, 2003, Steven M. Dickey and Reggie
         B. Cook were re-elected directors for a three-year term, shareholders approved the Advantage Marketing Systems 2003 Stock Incentive Plan and Grant Thornton LLP was ratified as our independent auditor for the 2003 fiscal year. A total of 4,808,702 shares were cast in favor of Messrs. Dickey and Cook's re-election and no shares were cast against. Abstentions were 132,122. A total of 1,209,438 shares were cast in favor of approval of the Stock Incentive Plan, and 161,514 shares were cast against. Abstentions were 22,206. A total of 2,434,122 shares were cast in favor of Grant Thornton's ratification and 3,251 shares were cast against. Abstentions were 33,039. Messrs. John Hail, David D'Arcangelo, Steven Hague, Harland Stonecipher and M. Thomas Buxton III continued as directors following our annual meeting.

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

31.1 Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer, filed herewith.

31.2 Rule 13a-14(a) Certification by our Chief Financial Officer, filed herewith.

32.1 Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2 Section 1350 Certification of our Chief Financial Officer, filed herewith.

(b)      Form 8-K

         We filed the following Form 8-Ks during the third quarter of 2003:

         - August 1, 2003 - Item 7 and Item 12 filing disclosing the press release announcing financial results for the three and six months ended June 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 REGISTRANT:
                                 ADVANTAGE MARKETING SYSTEMS, INC.

Dated: November 4, 2003
                                 By: /S/ REGGIE B. COOK
                                     ----------------------------
                                     Reggie B. Cook, Vice President and
                                     Chief Financial Officer
                                     (Duly Authorized Officer of
                                     Registrant and Principal Financial Officer)

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