Form 10-K
period 2003-12-31
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 2004-03-29
CIK 841866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________to____________

Commission File Number:  001-13343

         --------------------------------------------------------------

                        ADVANTAGE MARKETING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            Oklahoma                                             73-1016728
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          711 N.E. 39th Street
        Oklahoma City, Oklahoma                                    73105
(Address of principal executive offices)                         (Zip code)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:  (405) 842-0131

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                                        Name of each exchange on
      Title of each class                                  which registered
      -------------------                                  ----------------
Common Stock, $0.0001 Par Value                         American Stock Exchange

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                        Common Stock, $0.0001 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( ).

         On June 30, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity was $5,612,436.

         As of March 19, 2004 there were 6,690,469 shares of Common Stock, par value $0.0001 per share, outstanding.

         Documents incorporated by reference: The information called for by Part III is incorporated by reference to the definitive proxy statement for the registrant's 2004 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 2003
                                TABLE OF CONTENTS

Part I.

Item 1.        Business.....................................................................................................    3

Item 2.        Properties...................................................................................................   19

Item 3.        Legal Proceedings............................................................................................   19

Item 4.        Submission of Matters to a Vote of Security Holders..........................................................   20

Part II.

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
               Securities...................................................................................................   20

Item 6.        Selected Financial Data......................................................................................   21

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operation.........................   22

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk...................................................   30

Item 8.        Financial Statements and Supplementary Data..................................................................   31

Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.........................   31

Item 9A.       Controls and Procedures......................................................................................   31

Part III.      **

Part IV.

Item 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................................   32

** Information required by Part III is incorporated by reference from the Company's definitive proxy statements for its 2004 annual meeting of shareholders.

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

                                     PART I

ITEM 1.           BUSINESS

         Advantage Marketing Systems, Inc., or AMS, began operations in 1987, and through a corporate reorganization in 1995, became an Oklahoma corporation. We develop and distribute performance-based nutritional, weight loss and personal care products. We distribute our products through a network marketing system using independent distributors that we refer to as "associates."

         We distribute our products direct to the public through network marketing. We believe that network marketing is the most effective form of distribution for products that require additional information. Person-to-person product education is expensive and not normally available through traditional distribution channels.

         Network marketing appeals to a wide cross-section of people, particularly those seeking to supplement income, start a home-based business, or pursue entrepreneurial opportunities other than conventional full-time employment. We consider the attractive compensation plan, monthly cash bonus pools, along with trips, prizes and incentives to be attractive components of the AMS network marketing system.

         Our marketing plan is designed to provide financial incentives to build and manage a team of recruited associates in their downline organization.

         On an ongoing basis, we review our product line for duplication and sales movement and make adjustments accordingly. As of December 31, 2003, our primary product lines consisted of:

         -   34 nutritional products;

         -   8 weight management products; and

         - 18 personal care products consisting primarily of skin care products.

Our products are manufactured by various manufacturers pursuant to formulations developed for us and are sold to our independent associates located in all 50 states, the District of Columbia and Canada.

         We believe that our network marketing system is ideally suited to market nutritional, weight management and personal care products because sales of such products are strengthened by ongoing personal contact between associates and their customers. Associates are given the opportunity through sponsored events and training sessions to network with other associates, develop selling skills and establish personal goals. We supplement monetary incentives with other forms of recognition in order to further motivate and foster an atmosphere of excitement throughout our associate network.

ACQUISITION OF LIFESCIENCE TECHNOLOGIES, INC. ("LST")

         Effective January 4, 2001, we purchased the LST group of companies for $1.2 million and a five-year payment of $41,667 per month or 5% of the gross sales of LST products, whichever is greater. The seller had the option to take up to 860,000 shares of common stock in lieu of cash at an option price of $3.00 per share, which was never exercised. As a result of the acquisition, we added 14 products and over 5,000 associates. We paid the remaining balance of the acquisition cost, plus accrued interest on January 29, 2004.

KEY OPERATING STRENGTHS

         Our principal objective is to be a leading developer and distributor of weight loss products and performance-based wellness systems. Our strategy to achieve this objective and maintain our position in the industry is to capitalize on our operating strengths, which include the development and sale of performance-based products, a strong product development capability, an attractive compensation plan for associates, and an experienced management team.

         Performance-based Products. We have developed a line of high-quality health products based on industry demand. We believe that the development and delivery of essential vitamins, minerals, and other supplements will help individuals achieve top physical, mental and emotional performance.

          Product Development. Our product development effort is based on the identification of next generation health discoveries, anticipation of consumer demand and the acquisition of completed and tested new product technology. Our management team continually:

              - Investigates health, performance and industry trends for new natural extracts and formulated products;

              - Searches for formulations and ingredients that may be candidates for new products;

              - Identifies and compares existing and newly identified nutritional supplements;

              - Updates and improves existing products as new discoveries in nutrition are made; and

              - Prepares products to comply with regulatory requirements of international markets we enter.

          Manufacturing. We outsource all manufacturing of our own products for the following reasons:

              - Quality control is easier to monitor at established facilities;

              - The market for quality services in the marketplace is competitive and attractive; and

              - We believe our financial resources are better allocated to product development, marketing services and sales support.

         Attractive Associate Compensation Plan and Benefits. We are committed to providing a highly competitive compensation plan to attract and retain associates, who constitute our sales force. We believe the AMS associate compensation plan is one of the most financially rewarding in the network marketing industry. We pay daily incentives for recruiting new associates and weekly commissions for product sales. The AMS compensation plan is a consistent plan, meaning associates can recruit and receive compensation daily and weekly for their business in any market in which we conduct business. To drive sales, plus provide product information and team management skills for associates, we sponsor events throughout the year which offer information about our products and the network marketing system. These meetings are designed to assist new associates with business development and provide a forum for product development, in addition to providing interaction with successful associates and our management.

         Experienced Management Team. Our management team includes individuals with expertise in various managerial disciplines, including marketing, customer service, information technology, finance and operations. The current executive management team is responsible for developing an infrastructure to support rapid growth, strengthening our financial condition, and improving operational controls.

GROWTH STRATEGY

         We seek to grow our business by pursuing the following strategies:

         New Associate and Preferred Customer Recruiting, Training and Development. We recognize the need to aggressively grow our associate sales force, thereby building new sales. In 2003, we re-launched the Company to the industry after restructuring the marketing, sales and internet business strategies. We focused on the development and distribution of performance-based nutrition and weight loss products that will allow consumers to see and feel the difference, and others to noticeably recognize the difference in them within a short period of time. We recognize the value that repositioning offers, backed by our exclusive core products: AM-300, Prime One, Prime One Concentrate and ToppFast.

         With new product packaging, new leadership and an enhanced commission plan for recruiting, we are focused on building the associate customer base and assisting associates in building their businesses and have declared 2004 "The Year of Recruiting". This focus includes the introduction of a monthly cash bonus pool targeted at new associate recruiting, the establishment of two, 24 hour-a-day, seven day-a-week Internet sites and weekly hotel opportunity meetings intended to present the business opportunity to potential associates. During 2003, we focused on associate recruiting by introducing two Internet marketing systems, with training approved and supported by the Company. We launched a cutting edge recruiting and product selling website for associates as well as an advanced lead generation and recruiting marketing site that allows associates to market online for new customers and associates.

         As a result of this focus, we are positioned to increase associate enrollments in fiscal year 2004. In an effort to aggressively attract and retain associates, we intend to continue to introduce new performance-based products that deliver noticeable results, to enhance the compensation plan, to introduce Internet marketing, to introduce duplicatable sales tools, to expand weekly meetings and to enhance infrastructure to promote customer service levels.

         New Market Entry. We believe that, in addition to the U.S. and Canadian markets, significant growth opportunities continue to exist in international markets. We intend to select new markets following an assessment of several factors including market size, anticipated demand for AMS products, receptivity to network marketing, and ease of entry, which includes consideration of possible regulatory restrictions on our products or network marketing system. We will begin preparation for further international expansion as sales leadership develops. We envision a seamlessly integrated associate compensation plan in each market that allows associates to receive commissions for global sales. This seamless downline (associate's sales organization, including the associate's recruits and their recruits) structure would be designed to allow an associate to build a global network by creating downlines across national borders. Associates would not be required to establish new downlines or to re-qualify for higher levels of compensation in newly opened markets. We believe that going to a seamless compensation plan provides significant motivation and reward for associates to expand internationally by entering these new markets.

         New Product Introduction. Using our marketing demand and development capabilities, we will continue to introduce new products and continuously enhance existing products. Products introduced in 2003 include AM-300 Fat Burning Solution, Spark of Life -daily liquid nutritional, Topp Fast meal replacement shakes, Prime Plus anti-catabolic lean muscle enhancer, Vital Chelates Plus, The Sorgente Trio Non-Surgical facelift and Coral Calcium. Our practice is to introduce new products, primarily at Company-sponsored events, based on demand.

         Strategic Acquisitions. We believe that attractive acquisition opportunities may arise in the future. We intend to pursue strategic acquisition opportunities that would grow our customer base, expand product lines, enhance manufacturing and technical expertise, allow vertical integration, or otherwise complement our business or further our strategic goals.

INDUSTRY OVERVIEW

         The nutrition industry includes many small- and medium-sized companies that manufacture and distribute products generally intended to maintain the body's health and general well being. The four major product categories within the nutrition industry are as follows:

              - Nutritional Supplements - products such as vitamins and minerals, sports performance enhancers, meal replacements, dietary supplements, herbs and botanicals, and compounds derived from these substances;

              - Natural and Organic Foods - products such as cereals, milk, non-dairy beverages, and frozen entrees;

              - Functional Foods - products with added ingredients or fortification specifically for health or performance purposes; and

              - Natural Personal Care - products combining nutrition with skin care.

         We believe that the nutrition industry is being fueled by the following:

              - The public's exposure to more widely accepted natural and homeopathic alternatives;

              -    The desire to slow down the aging process;

              - The national and worldwide trend toward preventive health care combining Eastern and Western medicine; and

              - The rapid product introductions taking place in response to scientific research fueled by new demand.

         Nutritional products are distributed through six major sales channels. Each channel has changed in recent years, primarily due to advances in technology and communications, resulting in improved product distribution and faster dissemination of information. The major sales channels are as follows (AMS associates participate in four of the six channels listed below):

              - Mass market retailers, including mass merchandisers, drug stores, supermarkets and discount stores;

              -    Natural health food retailers;

              -    Network marketing;

              -    Mail order;

              -    Healthcare professionals and practitioners; and

              -    The Internet.

PRODUCTS

           Our primary product lines include nutritional, weight management and personal care. We currently market approximately sixty products, exclusive of variations in product size, colors or similar variations of our basic product line.

            Nutritional. This product line includes antioxidants, minerals, vitamins, and other nutritional supplements. The nutritional supplement products are designed to provide optimal absorption, bioavailability, and efficacy. During the years ended December 31, 2003, 2002 and 2001, 44.9%, 40.2% and 38.9% of our net sales were derived from the 34 products in the nutritional category, which contain herbs, vitamins, minerals and other natural ingredients. The top-selling products in this category are Prime One, Prime One Concentrate and Spark of Life liquid nutritional which totaled approximately 16.0%, 3.8% and 4.3%, respectively, of net sales in fiscal year 2003.

       Weight Management. This product line was developed to provide a comprehensive approach to weight management including the AM-300 family of weight loss supplements, along with weight loss systems. During the years ended December 31, 2003, 2002 and 2001, the weight management category represented 48.0%, 51.8% and 54.7% of our net sales. Sales were derived from the eight products in the weight management category that we market under the Advantage Marketing Systems label.

          Personal Care. This product line includes scientifically developed natural products designed to support healthy skin and hair. Products in this line include those from the Chambre International line and products acquired from Dr. Robert Nakamura and Immudyne Inc. The three-product wrinkle and facial-line reducing system is called "Nino Sorgente Skin Care" and includes eye serum, facial serum and daily moisturizer. During the years ended December 31, 2003, 2002 and 2001, 2.8%, 2.9% and 1.5% of our net sales were derived from the 18 products in the personal care category.

         Promotional Materials. In addition to these three principal product lines, we have developed and sell to associates materials and online tools designed to assist them in building their business and selling products. These sales aids are generally written and produced by AMS and include product audio tapes, CD ROM'S, video tapes, brochures and business forms designed by us and printed by outside publishers. We periodically contract with authors and publishers to produce or provide books, tapes, and other items dealing with health topics and personal motivation, which are made available to associates.

         New associates are required to purchase an enrollment packet containing training materials that assist in beginning and growing a business. Associates do not earn commissions on the sale of sales aids or enrollment packets.

         Other Products and Services. Prior to focusing on nutritional, weight management and personal care products in October 1993, we marketed various packages of consumer benefit services provided by third-party providers. The only remaining benefit service we offer is a pre-paid legal service. The pre-paid legal services are provided by Pre-Paid Legal Services, Inc. This program membership represented less than 1% of our net sales during 2003, 2002 and 2001.

          New Product Identification. We are committed to continuous product innovation and improvement through market demand and products backed by science. The mission of our science and product development is to develop, for target groups, advanced wellness products that deliver performance-based results around our core peak performance and weight loss focus. That is, products that deliver noticeable results, slow the aging process, reduce the risk of chronic illness, and promote long-term health. New product ideas and research efforts are supported using a combination of our advisory talent and research, third-party studies and sponsored research. We intend to dedicate resources for the science and development of new products and reformulation of existing products. Prior to introducing new products, we investigate product formulation as it relates to regulatory compliance and other issues.

         For products on which we acquire the distribution or ownership rights, we maintain and access any and all science and research related to those products. For example, the acquisition of Prime One brought over 45 years of research and thousands of trials and studies on the Prime One products and ingredients. The distribution rights for Immudyne's Sorgente skin care system brought the use of patents, studies and documentation for use in our marketing effort.

         We maintain an advisory relationship with Dr. Robert Nakamura, and also rely upon the product development staff of Chemins Company, Inc. and other manufacturers, independent researchers, vendor research departments and others for such services. When a new product concept is identified or when an existing product must be reformulated, the new product concept or reformulation project is generally submitted to Chemins for technical development and implementation. We continually review our existing products for potential enhancements to improve their effectiveness and marketability. While we consider our product formulations to be proprietary trade secrets, such formulations are not patented. Accordingly, there is no assurance that another company will not replicate one or more of our products.

         Product Procurement and Distribution; Insurance. Essentially all of our product line in the weight management category is manufactured by Chemins Company, Inc. utilizing our product formulations. Naturtech manufactures our nutritional product line, and essentially all of our product line in the personal care category is manufactured by GDMI, Inc. and Columbia Cosmetics, Inc.

         All our vendors have assured us that they conduct quality control processes, and laboratory analysts test for biological contamination of raw materials and finished goods. In the analytical chemistry laboratory, analysts test for chemical contamination and accurate active ingredient levels of raw materials and finished products. Both laboratories conduct stability tests on finished products to determine product shelf life.

         We have not generally entered into long-term supply agreements with the manufacturers of our product line or the third-party providers of our consumer benefit services. However, we customarily enter into contracts with our manufacturers and suppliers to establish the terms and conditions of purchases. Our arrangements with Chemins Company, Inc. may be terminated by either party upon the completion of any outstanding purchase orders. Therefore, there can be no assurance that Chemins will continue to manufacture our products or provide research, development and formulation services. In the event the relationship with any of our manufacturers becomes impaired, we will be required to obtain alternative manufacturing sources for our products. In such event, there is no assurance that the manufacturing processes of our current manufacturers can be replicated by another manufacturer. Although we have not previously experienced product unavailability or supply interruptions, we believe that we would be able to obtain alternative sources for our nutritional, weight management and personal care products. A significant delay or reduction in availability of products, however, could have a material adverse effect on our business, operating results and financial condition.

         Most of the raw materials used in the manufacture of our products are available from a number of suppliers. We have not generally experienced difficulty in obtaining necessary quantities of raw materials. When supplies of certain raw materials have tightened, we have been able to find alternative sources as needed, and believe we will be able to do so in the future if the need arises.

         We, like other marketers of products that are intended to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We maintain a claims made policy, with limited product liability insurance with coverage limits of $1,000,000 per occurrence and $2,000,000 in the aggregate. Products containing ephedra, which represented 35.9% of our 2003 net sales, are not covered by our product liability insurance. Although we do not obtain contractual indemnification, our product manufacturers carry product liability insurance that covers our products. Product liability claims in excess of insurance coverage may result in significant losses, which would adversely affect product sales, results of our operations, financial condition and the value of our common stock.

         All of the items in our product line include a customer satisfaction guarantee. Within 30 days of purchase, any retail customer or associate who is not satisfied with our product for any reason may return it or any unused portion to the associate from whom it was purchased or to us for a full refund or credit toward the purchase of another product. Associates may obtain replacements from us for products returned to them by retail customers if they return such products on a timely basis. Furthermore, in most jurisdictions, we maintain a buy-back program. Under this program, we will repurchase products sold to an associate, subject to a 10% restocking charge, provided the associate resigns and returns the product in marketable condition within 12 months of original purchase, or longer where required by applicable state law or regulations. We believe this buy-back program addresses a number of the regulatory compliance issues pertaining to network marketing systems. For the years ended December 31, 2003, 2002 and 2001, the cost of products returned to us was 0.9%, 0.6% and 1% of gross sales.

         Our product line is distributed principally from our facilities in Oklahoma City or from our regional support centers. Products are warehoused in Oklahoma City and at selected regional support centers.

NETWORK MARKETING

         We market and distribute our products through a network marketing system and sell directly to associates and preferred customers. At December 31, 2003, we had approximately 18,552 "active" associates. To be considered "active" an associate must have purchased $50 in products or $22 on autoship of our products within the preceding 90 days. Network marketing is a form of person-to-person direct selling through a network of vertically organized independent distributors who purchase products at wholesale prices from the manufacturer for resale to retail consumers. The emergence of readily available means of mass communication such as personal computers, facsimiles, low-cost long distance telephone services, and the Internet have contributed to the rapid growth of network marketing. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances. We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not as readily available through other distribution channels. We believe our network marketing system appeals to a broad cross-section of people, particularly those seeking to:

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

         To aid associates in easily meeting the monthly personal product purchase requirement to qualify for bonuses, we developed the "autoship" in 1994. Under the autoship purchasing arrangement, associates establish a standing product order for an amount in excess of $22 that is automatically charged to their credit card or deducted from their bank account for goods shipped that month. At December 31, 2003, 2002, and 2001, we had approximately 16,343, 23,051, and 27,912 associates participating in the autoship.

         Our bonus structure provides for payment of bonuses on product purchases made by other associates in an associate's downline organization. Associates derive income from several sources:

     - First, associates earn profits by purchasing from our product line at wholesale prices (which are discounted up to 40% from suggested retail prices) and selling to customers at retail;

     - Second, associates earn profits from the products sold in the sign-up of new associates from our enroller bonuses and lucrative coding bonuses, which are tied to the downline organization;

     - Third, associates who establish their own downline organization may earn bonuses of up to 36% of bonus value on product purchases by associates within the first four levels of their downline organization;

     - Fourth, associates who have $600 per month of product purchases on their first and second levels combined, become directors and have the opportunity to build an additional director downline organization and receive additional bonuses of 4% of bonus value on product purchases by such downline organization;

     - Fifth, associates who have $1,200 per month of product purchases on their first and second levels combined, two director legs and $2,500 wholesale volume monthly in their downline, become silver directors and have the opportunity to build an additional silver director downline organization and receive additional bonuses of 5% of bonus value on product purchases by such downline organization;

     - Sixth, associates who have $1,800 per month of product purchases on their first level and second levels combined, two silver legs and have a total of $5,000 wholesale volume monthly in their downline, become gold directors and have the opportunity to receive an additional bonus of 3% of bonus value on product purchases by their silver director downline organization. In addition, gold directors have the opportunity to receive generation bonuses of up to 3% of bonus value on the product purchases by associates of silver director downline organizations that originate from their silver director downline organization through four generations; and

     - Seventh, associates who maintain the gold director requirements and develop three gold directors, each one from a separate leg of their downline organization plus $40,000 wholesale volume in downline organization, become platinum directors and have the opportunity to build an additional platinum director downline organization and receive additional bonuses of 5% of bonus value on product purchases by such downline organization.

         Combining these levels of bonuses, our total "pay-out" on products subject to bonuses is approximately 63% of the bonus value of product sales, and 42.1% of total sales.

         Each associate in our network marketing organization has a director, a silver director, a gold director and a platinum director. Each director has a silver director, a gold director and a platinum director. Each silver director has a gold director and a platinum director. Each gold director has a platinum director. As of December 31, 2003, we had 295 silver directors, 393 gold directors and 50 platinum directors.

         Under our regional support center program, we designate associates to serve as regional support center directors and provide them special training and support. Each regional support center director functions as a product distribution center for our products. As of December 31, 2003, we had 38 regional support center directors.

                  We maintain a computerized system for processing associate orders and calculating bonus payments which enable us to remit such payments promptly. We believe that prompt and accurate remittance of bonuses is vital to recruiting and maintaining associates, as well as increasing their motivation and loyalty to us. We make weekly bonus payments based upon the previous week's product purchases, while most network marketing companies only make monthly bonus payments. During 2003, 2002 and 2001, we paid bonuses to 6,824, 8,909 and 11,814 associates, in the aggregate amounts of $7,504,420, $9,414,421 and $11,403,519, respectively.

         We are committed to providing the best possible support to our associates. Associates in our network marketing organization are provided training guides and are given the opportunity to participate in our training programs. We sponsor regularly scheduled conference calls for our platinum directors which include testimonials from successful associates and satisfied customers as well as current product and promotional information. We produce a monthly newsletter which provides information on our products and network marketing system. The newsletter is designed to help recruit new associates by answering commonly asked questions and includes product information and business building information. The newsletter also provides a forum for additional recognition of associates for outstanding performance. In addition, we regularly sponsor training sessions for our associates across the United States. At these training sessions, associates are provided the opportunity to learn more about our product line and selling techniques so they can build their businesses more rapidly. We produce comprehensive and attractive four color catalogues and brochures that display and describe our product line. We maintain a web page at www.amsonline.com, which provides general company information along with product line and network marketing system information.

         From time to time, associates fail to adhere to the AMS policies and procedures, including those governing the marketing of our products or representations regarding the compensation plan. We systematically review reports of alleged associate misbehavior. Infractions of the policies and procedures are reported to a compliance committee that determines what disciplinary action may be warranted in each case. If we determine that an associate has violated any of the AMS policies and procedures, we may take a number of disciplinary actions. For example, we may terminate the associate's purchase and distribution rights completely, or impose sanctions such as warnings, fines, or probation. We may also withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate actions at our discretion. An in-house compliance department also routinely reviews associate activities.

         We believe that the ability to efficiently manage distribution, compensation, manufacturing, inventory control, and communications functions through the use of sophisticated and dependable information processing systems is critical to our success. To optimally support our customer base and core business processes, our information technology resources consist of a customized, Web-enabled order-entry system and an integrated system to manage inventory, production planning, fulfillment, and financial information. Our information systems are maintained by in-house staff and outside consultants. These systems are designed to provide, among other things, financial and operating data for management, timely and accurate product ordering, bonus payment processing, inventory management and detailed associate records. Since 1994, we have invested more than $2,700,000 to enhance our computer and telecommunications systems.

REGULATION

         In the United States, as well as in any foreign markets in which we may sell our products, we are subject to laws, regulations, administrative determinations, court decisions and similar restrictions at the federal, state and local levels, collectively known as "regulations". These regulations include and pertain to, among other things:

     - The formulation, manufacturing, packaging, labeling, advertising, distribution, importation, sale and storage of our products;

     - Our product claims and advertising, including direct claims and advertising as well as claims and advertising by associates, for which we may be held responsible; and

     -   Our network marketing organization.

         Products. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale and storage of our products are subject to regulation by a number of governmental agencies. The federal agencies include the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental

Protection Agency. Our activities are also regulated by various codes and agencies of the states, localities and foreign countries in which our products are or may be manufactured, distributed or sold. The FDA, in particular, regulates the formulation, manufacturing and labeling of dietary supplements, cosmetics and skin care products, including some of our products.

         The Dietary Supplement Health and Education Act of 1994, or DSHEA, revised the provisions of the Federal Food, Drug and Cosmetic Act, or FFDCA, concerning the composition and labeling of dietary supplements, which we believe is generally favorable to the dietary supplement industry. DSHEA created a new statutory category of products, or "dietary supplements." This new category includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. However, DSHEA grandfathered, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement containing a new dietary ingredient and placed on the market on or after October 15, 1994 must have a history of use or other evidence establishing a basis for expected safety. Manufacturers of dietary supplements using a "structure-function" statement or claim must have substantiation that the statement is truthful and not misleading.

         The majority of our sales come from products that are classified as dietary supplements under the FFDCA and DSHEA. The labeling requirements for dietary supplements have been set forth in final regulations, with respect to labels affixed to containers, effective March 23, 1999. These regulations include how to declare nutrient content information, and the proper detail and format required for the "Supplement Facts" box. During 1999, we revised our product labels to be in compliance with these regulations. Many states have also recently become active in the regulation of dietary supplement products. These states may require modification of labeling or formulation of certain of our products sold in these states, e.g. Texas and California.

         In addition, on January 6, 2000, the FDA published a Final Rule on permissible structure/function statements to be placed on labels and in brochures. Structure/function statements are claims of the benefit or positive effect of a product or an ingredient on the body's structure or function. This regulation does not significantly change the way that the FDA interprets structure/function statements. Thus, we did not make any substantial label revisions based on this regulation regarding any of our structure/function product statements. We believe that AMS has adequate substantiation for all label claims used.

         Ehpedra. As a marketer of products that are ingested by consumers, we are subject to the risk that one or more of the ingredients in our products may become the subject of adverse regulatory action. For example, one of the ingredients in our AM-300 product is Ephedra, an herb that contains naturally-occurring ephedrine alkaloids. Our manufacturer uses a powdered extract of that herb when manufacturing AM-300. We market AM-300 principally as an aid in weight management. The extract is an 8% extract, which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids. Ephedrine-containing dietary supplements have been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects, or adverse events.

         On February 11, 2004, the FDA issued and published in the Federal Register its Final Rule on Ephedrine-containing Supplements, stating that since an "unreasonable risk" had been determined, such supplements would be considered "adulterated" under the FFDCA, and thus may not be sold. In essence, this Final Rule (or regulation) imposes a national ban on ephedrine supplements.

         The effective date of this regulation is April 12, 2004. The Company will comply with the new regulation and cease all sales and advertisement of AM-300 and any other ephedra-containing supplement on April 12, 2004. Anticipating the eventuality of a total ban, over a year ago AMS formulated an Ephedra-free AM-300 for weight loss. After April 12, 2004, this non-ephedra product will still be permitted, and we expect strong sales. For the future, the FDA has indicated that it will now consider whether alternatives to Ephedra, other weight loss and energy stimulants (such as bitter orange) similarly carry an unreasonable risk. These proposals to limit stimulant ingredients, if finalized, may necessitate reformulations of some of our weight loss products.

         Finally, as the press, the FDA, and members of Congress and of the supplement industry have all predicted, the very issuance of the Final Rule on Ephedra may cause Congress to rethink and amend DSHEA as to how safety in supplements may be ensured. In particular, there is growing sentiment (including from one herbal trade association) to make Adverse Event Reporting mandatory for all manufacturers and marketers of dietary supplements, so that FDA may take action more quickly than it did on Ephedra, when a harmful herb or other ingredient is suspected.

         The Texas Department of Health promulgated a new regulation, which became effective on January 1, 2001. The regulation requires a warning to appear on the product label indicating that the sale of ephedra-containing products to minors is illegal. Our AM-300 labels comply with this regulation. Again, after April 12, 2004, no sales of ephedrine-containing supplements are allowed nationally, and thus state regulations such as this are superceded and moot.

         Manufacturing. On March 13, 2003, the FDA published a proposed rule in the Federal Register which proposes comprehensive requirements for the manufacturing, packing and holding dietary supplements, also known as good manufacturing practices, or GMPs. The FDA accepted public comments on the proposed GMPs until June 11, 2003; final GMPs will be promulgated after the FDA has reviewed the public comments. Once final GMP regulations become effective, our manufacturer will be required to adhere to them. The FDA will most likely institute an effective date for the GMPs which will allow our manufacturer a reasonable amount of time to conduct this review and, if necessary, revise its manufacturing operations to comply with the final GMP regulations.

         Advertising and Website. The FDA considers website promotional content to constitute "labeling," and thus the AMS website must not contain disease claims or drug claims, but only permissible structure/function claims. The FTC governs the advertising of dietary supplements, in any medium or vehicle--print ads, radio spots, infomercials, etc.--including on Internet ads and websites. The fundamental FTC rule is that all material advertising claim, whether express (direct) or implied, must be substantiated by reliable and competent scientific evidence. Because our website must comply with both FDA and FTC regulations, we routinely ask our regulatory compliance counsel to review certain web pages, especially the content of new product promotions. When necessary, our regulatory counsel also reviews the scientific substantiation for particular claims (again, especially for new products such as Prime One, an anti-stress and weight loss product) to determine if it is sufficient, and also that there are no disease claims present, the main FDA issue. AMS also requires associate websites to be in compliance with FDA and FTC regulations. As such, and to ensure Internet compliance, associates may only copy or link to our corporate website. Any independent websites are absolutely unauthorized, and their creators are solely liable for defending any regulatory enforcement actions.

         In markets outside the United States, prior to commencing operations or marketing products, we may be required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of AMS products for the market or may be unavailable with respect to certain products or product ingredients. We must also comply with local product labeling and packaging regulations that vary from country to country. Foreign regulatory requirements have not placed a significant burden on our ability to operate in current foreign countries.

         Product Claims and Advertising. Advertising of products is subject to regulation by the FTC under the FTC Act. Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTC Act provides that the dissemination of, or causing to be disseminated, any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims made for our products.

         In recent years the FTC has initiated numerous investigations of and actions against dietary supplement, weight management, and cosmetic products and companies. The FTC has issued a guidance document to assist companies in understanding and complying with the substantiation requirement. We have organized the documentation to support our advertising and promotional practices in compliance with these guidelines.

         The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially, using compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as the agency deems necessary to protect the public. Violation of these orders could result in substantial financial or other penalties. We have not been notified that we were the subject of any action by the FTC, but any action in the future by the FTC could materially adversely affect our ability to successfully market our products.

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

         Network Marketing System. Laws and regulations in each country in which we operate prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. These laws include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations, and court cases. Illegal schemes, typically referred to as "pyramid," "chain distribution," or "endless chain" schemes, compensate participants primarily or solely for the introduction or enrollment of additional participants into the scheme. Often these schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high-pressure recruiting tactics, and claims of huge and quick financial rewards requiring little or no effort. Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within sales organizations is based on sales of the enterprise's products, rather than investments in the organizations or other non-retail sales related criteria or activity. Where required by law, we obtain regulatory approval of our network marketing system, or, where approval is not required or available, the favorable opinion of local counsel as to regulatory compliance.

         We currently have independent associates in all 50 states, the District of Columbia, and Canada. In addition to federal regulation in the United States, each state has enacted its own "Little FTC Act" to regulate sales and advertising. Occasionally we receive requests to supply information regarding our network marketing plan to regulatory agencies. Although we have from time to time modified our network marketing system to comply with interpretations of various regulatory authorities, we believe that our network marketing program is in compliance with laws and regulations relating to network marketing activities in our current markets. Nevertheless, we remain subject to the risk that, in one or more of our present or future markets, the marketing system or the conduct of certain associates could be found not to be in compliance with applicable laws and regulations. Failure by an associate or us to comply with these laws and regulations could have a material adverse effect on our business in a particular market or in general. Any or all of these factors could adversely affect the way we do business and could affect our ability to attract potential associates or enter new markets. In the United States, the FTC has been active in its enforcement efforts against both pyramid schemes and legitimate network marketing organizations with certain legally problematic components, having instituted several enforcement actions resulting in signed settlement agreements and payment of large fines. Although to our knowledge, we have not been the target of an FTC investigation, there can be no assurance that the FTC will not investigate us in the future. Noncompliance with applicable laws and regulations could:

     -   Result in enforcement action and imposition of penalties;

     -   Require modification of our network marketing system;

     -   Result in negative publicity; or

     -   Have a negative effect on associate morale and loyalty.

Any of these consequences could have a material adverse effect on our sales as well as our financial condition.

         We cannot predict the nature of any future law, regulation, interpretation, or application, nor can we predict what effect additional governmental legislation or regulations, judicial decisions, or administrative orders, when and if promulgated, would have on our business in the future. It is possible that future developments may require that we revise our network marketing program. Any or all of these requirements could have a material adverse effect on our business, results of operations, and financial condition.

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

We believe that our selling program operates to generate significant purchases "for intrinsic value" as demonstrated by our sales figures. During the month of December 2003, 18,552 of our associates placed a total of 22,085 orders averaging $61 in size while only a single $22 on autoship per month is necessary to qualify for bonuses. In view of the holding of the court of appeals in the OMNITRITION case, however, there is no assurance that, if challenged, we would prevail against private plaintiffs alleging violations of anti-pyramid and securities laws. A final ruling against us in such a suit could result in the imposition of a material liability against us. Moreover, even if we were successful in defending against such suit, the costs of such defense, both in dollars spent and in management time, could be material and adversely affect our operating results. In addition, the negative publicity of such a suit could adversely affect our sales and ability to attract and retain associates.

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

         We believe that our marketing program is significantly different from the program allegedly promoted by Nutrition for Life and that our marketing program is not in violation of anti-pyramid laws or regulations. Two issues in the Nutrition for Life matter were a $1,000 buy-in urged on new recruits, and the paying of commissions on product vouchers prior to the actual delivery of product. By design, our marketing program offers no incentive to anyone to make a large personal purchase nor do we use product vouchers. Actual average order size in December 2003 was $61. However, there is no assurance that claims similar to the claims brought against Nutrition for Life and other multilevel marketing organizations will not be brought against us, or that we will prevail in the event any such claims were made. Furthermore, even if we were successful in defending against any such claims, the cost of conducting such a defense, both in dollars spent and in management time, could be material and adversely affect our operating results and financial condition. In addition, the negative publicity of such a suit could adversely affect our sales and ability to attract and retain associates.

INTELLECTUAL PROPERTY

            Trademarks. We have developed and use registered trademarks in our business, particularly relating to the corporate and product names. We use several trademarks and trade names in connection with our products and operations. As of December 31, 2003, we had 30 federal trademark registrations with the United States Patent and Trademark Office. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have filed applications and own trademark registrations, and we intend to register additional trademarks in foreign countries where AMS products are or may be sold in the future. Protection afforded registered trademarks in some jurisdictions may not be as extensive as the protection available in the United States.

         We also claim ownership and protection of certain product names, unregistered trademarks, and service marks under common law. Common law trademark rights do not provide the same level of protection afforded by registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. We believe these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to recognition of AMS and the marketing of AMS products. We therefore believe that these proprietary rights have been and will continue to be important in enabling us to compete.

         Trade Secrets. We own certain intellectual property, including trade secrets, which we seek to protect, in part, through confidentiality agreements with employees and other parties, although some employees involved in research and development activities have not entered into these agreements. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors. Our proprietary product formulations are generally considered trade secrets, but are not otherwise protected under intellectual property laws.

COMPETITION

         The business of developing and distributing nutritional, personal care, and weight management products such as those we sell and distribute is highly competitive. Numerous manufacturers, distributors, and retailers compete for consumers and, in the case of other network marketing companies, for associates. We compete directly with other entities that develop, manufacture, market, and distribute products in each of our product lines. We compete with these entities by emphasizing the underlying science, value, and high quality of our products as well as the convenience and financial benefits afforded by our network marketing system and compensation plan. However, many of our competitors are substantially larger and have greater financial resources and broader name recognition. Our markets are highly sensitive to the introduction of new products that may rapidly capture a significant share of those markets.

         The nutritional supplement market is characterized by:

               - Large selections of essentially similar products that are difficult to differentiate;

               -   Retail consumer emphasis on value pricing;

               - Constantly changing formulations based on evolving scientific research;

               - Low entry barriers resulting from low brand loyalty, rapid change, widely available manufacturing, low regulatory requirements, and ready access to large distribution channels; and

               - A lack of uniform standards regarding product ingredient sources, potency, purity, absorption rate, and form.

         Similar factors are also characteristic of products comprising our other product lines. There can be no assurance that we will be able to effectively compete in this intensely competitive environment. In addition, nutritional, personal care, and weight management products can be purchased in a wide variety of channels of distribution, including retail stores. Our product offerings in each product category are relatively few compared to the wide variety of products offered by many of our competitors and are often premium priced. As a result, our ability to remain competitive depends in part upon the successful introduction of new products and enhancements of existing products.

         We also compete with other network marketing organizations for the time, attention, and commitment of new and current associates. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining associates. We believe that we offer a rewarding associate compensation plan and attractive associate benefits and services. To the extent practicable, our associate compensation plan is designed to be seamless, permitting international expansion without re-qualification or re-entry requirements. We pay incentives weekly, reducing the time an associate must wait between purchase and sale of products and payment of commissions. There can be no assurance that our programs for recruiting and retaining associates will be successful. We also compete for the time, attention, and commitment of this independent associate force. The pool of individuals interested in the business opportunities presented by network marketing tends to be limited in each market and is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although we believe that we offer an attractive opportunity for our associates, there can be no assurance that other network marketing companies will not be able to recruit our existing associates or deplete the pool of potential associates in a given market.

         We believe that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide. Leading competitors in the nutritional network marketing and nutritional product industry include Herbalife International, Inc., Market America, Inc., Nature's Sunshine Products, Inc., NBTY, Nu Skin Enterprises, Inc., Twinlab Corporation, and Weider Nutrition. We believe there are other manufacturers of competing product lines that may launch direct selling enterprises, which will compete with us in certain product lines and for associates. There can be no assurance that we will be able to successfully meet the challenges posed by this increased competition.

EMPLOYEES

         As of December 31, 2003, we had 58 full-time and 11 part-time employees, consisting of four executive officers, 23 involved in administrative activities, eight involved in marketing activities, 22 involved in customer service and business development activities and 12 involved in shipping activities. Our employees are not represented by a labor organization. We consider our employee relations to be good.

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

ITEM 2. PROPERTIES

         We maintain our executive offices in our state of the art distribution and call center located at 711 NE 39th Street, Oklahoma City, OK 73105. The 23,346 square foot, $1.3 million facility was completely paid for in January 2004. We are currently working to sub-lease the previous executive offices at the Northwest Expressway location, which is still under contract through May 31, 2008, and have lease rental costs of approximately $11,000 per month. All our properties are in good condition.

ITEM 3. LEGAL PROCEEDINGS

         The case of Ronald Potter et al v. Advantage Marketing Systems, Inc. et al, a products liability claim, was filed in the Oklahoma County District Court in March 2003. The Plaintiffs allege that the ingestion of ephedra included in AM-300 resulted in the death of Pamela Sue Potter. We have filed an Answer to the Petition. Written discovery and responses have been exchanged. Otherwise, there has been little action in the case. We have denied any wrongdoing and intend to vigorously defend the claim. The amount of damages sought is unknown, but includes compensatory and punitive damages.

         The case of In re Jose Garcia v. Advantage Marketing Systems, Inc., a products liability claim, was filed in the Superior Court of California, San Bernardino County, in February 2003. The Plaintiff claims personal injury and lost wages resulting from the ingestion of ephedra included in AM-300. We have filed an Answer to the Petition. Written discovery and responses have been exchanged. Otherwise, there has been little action in the case. We have denied any wrongdoing and intend to vigorously defend the claim. The amount of damages sought is unknown.

         On March 5, 2004, we were sued in Ross v. Advantage Marketing Systems, Inc., Superior Court of the State of California for the County of Los Angeles, Case No. BC 309118. No answer or other responsive pleading has yet been filed. The plaintiff alleges that she took AM-300, which contains ephedra, and was injured as a result. She seeks actual, compensatory and punitive damages, plus an accounting and disgorgement of profits we purportedly earned as a result of allegedly illegal conduct. We intend to vigorously defend the case.

         On March 8, 2004, we were sued in Purcell v. Advantage Marketing Systems, Inc. and The Chemins Company, Inc., District Court in and for Pontotoc County, State of Oklahoma, Case No. C-04-127. No answer or other responsive pleading has yet been filed. The plaintiff alleges that he took AM-300, which contains ephedra, and was injured as a result. He seeks actual and punitive damages in an amount in excess of $10,000. We intend to vigorously defend the case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2003.

                                    PART II

ITEM 5. MARKET FOR REGISTSRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         From November 6, 1997 to June 14, 1999, our common stock was traded on the Nasdaq SmallCap Market under the symbol "AMSO." On June 15, 1999, our common stock began trading on the American Stock Exchange under the symbol "AMM."

         On March 19, 2004, the closing sale price of our common stock on the American Stock Exchange was $5.25. We believe there are approximately 1,606 holders of our common stock. The following table sets forth the high and low closing sale price of our common stock on the American Stock Exchange.

                                                             COMMON STOCK
                                                          CLOSING BID PRICES
                                                          ------------------
                                                         HIGH             LOW
                                                         ----             ---
2003--CALENDAR QUARTER ENDED:
March 31.........................................        $1.79           $1.20
June 30..........................................        $1.49           $1.15
September 30.....................................        $2.99           $1.21
December 31......................................        $6.59           $2.80
2002--CALENDAR QUARTER ENDED:
March 31.........................................        $2.60           $1.95
June 30..........................................        $3.05           $1.96
September 30.....................................        $2.35           $1.90
December 31......................................        $2.00           $1.20

         We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Future cash dividends, if any, will be determined by the Board of Directors and will be based on earnings, available capital, financial condition, and other factors deemed relevant by the Board of Directors.

Equity Compensation Plan Information

                                                                                           (c)
                                                                                   Number of securities
                                                                                    remaining available
                                                                                    for future issuance
                                      (a)                          (b)                 under equity
                              Number of securities to        Weighted-average       compensation plans
                              be issued upon exercise       exercise price of      (excluding securities
                              of outstanding options,      outstanding options,        reflected in
Plan Category                   warrants and rights        warrants and rights          column (a))
-------------                   -------------------        -------------------     ---------------------
Equity plans approved by
security holders............         2,261,808                      $2.06                 863,192
Equity compensation plan
not approved by security
holders(1)..................           430,000                      $1.92                      --
                                     ---------                                            -------
Total.......................         2,691,808                      $2.04                 863,192
                                     =========                                            =======

         (1) Prior to approval of the 1995 Stock Option Plan, the Company issued 673,250 incentive stock options to employees and associates, 430,000 of which remain outstanding. These options have a term of 10 years, are exercisable, in whole or in part, at any time prior to the termination date, and have an exercise price of $1.75 to $2.00 per share. The options may be assigned or transferred, in whole or in part, so long as such assignment or transfer is in accordance with and subject to the provisions of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial and statistical data, computed as a percentage of net sales, for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The selected financial data are derived from our audited consolidated financial statements and should be read in conjunction with them and the notes thereto. The results of operations for the periods presented are not necessarily indicative of our future operations.

                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                            2003               2002               2001                 2000                1999
                                            ----               ----               ----                 ----                ----
INCOME STATEMENT DATA:
Net sales............................    $18,486,178        $22,303,581        $28,440,920          $26,707,936        $22,427,551
Cost of sales........................     12,750,336         15,126,983         19,231,150           17,929,701         15,610,941
                                         -----------        -----------        -----------          -----------        -----------
    Gross profit.....................      5,735,842          7,176,598          9,209,770            8,778,235          6,816,610
Marketing, distribution and
    administrative expenses:
    Marketing .......................      1,538,981          2,487,006          2,304,922            2,981,372          1,691,978
    Distribution and administrative..      7,242,167          5,768,245          6,875,871            5,076,436          3,544,960
                                         -----------        -----------        -----------          -----------        -----------
Total marketing, distribution and
    administrative expenses .........      8,781,148          8,255,251          9,180,793            8,057,808          5,236,938
Goodwill impairment..................             --          3,788,374                 --                   --                 --
                                         -----------        -----------        -----------          -----------        -----------
    Income (loss) from operations ...     (3,045,306)        (4,867,027)            28,977              720,427          1,579,672
Other income (expense):
    Interest and dividends,net.......        (74,704)           (53,895)           (31,800)             310,599            364,270
    Other income (expense)...........        (39,690)           (39,170)            16,841              (81,560)             7,866
                                         -----------        -----------        -----------          -----------        -----------
Total other income (expense) ........       (114,394)           (93,065)           (14,959)             229,039            372,136
                                         -----------        -----------        -----------          -----------        -----------
Income (loss) before income taxes         (3,159,700)        (4,960,092)            14,018              949,466          1,951,808
Income tax (benefit).................       (590,839)        (1,755,057)             5,467              456,532            676,025
                                         -----------        -----------        -----------          -----------        -----------
Net income (loss)....................    $(2,568,861)       $(3,205,035)       $     8,551          $   492,934        $ 1,275,783
                                         ===========        ===========        ===========          ===========        ===========
Net income (loss) per common
    share-basic......................    $     (0.57)       $     (0.73)       $        --          $      0.12        $      0.31
                                         ===========        ===========        ===========          ===========        ===========
Net income (loss) per common
    share-assuming dilution..........    $     (0.57)       $     (0.73)       $        --          $      0.09        $      0.27
                                         ===========        ===========        ===========          ===========        ===========
Weighted average common shares
    outstanding-basic ...............      4,508,986          4,419,196          4,379,486            4,283,461          4,139,706
                                         ===========        ===========        ===========          ===========        ===========
Weighted average common shares
    outstanding-assuming dilution....      4,508,986          4,419,196          4,692,298            5,476,277          4,778,576
                                         ===========        ===========        ===========          ===========        ===========
STATISTICAL DATA:
    Total cost of sales..............           69.0%              67.8%              67.6%                67.1%              69.6%
    Gross profit.....................           31.0%              32.2%              32.4%                32.9%              30.4%
    Total marketing, distribution
    and administrative expense.......           47.5%              37.0%              32.3%                30.2%              23.4%
    Net income (loss)................          (13.9)%            (14.4)%              0.0%                 1.8%               5.7%

CASH FLOW DATA:
Net cash provided by (used in)
    operating activities ............    $(1,042,590)       $   694,712        $ 1,508,177          $   (62,480)        $2,370,939
Net cash provided by (used in)
    investing activities.............       (237,197)            68,193         (1,383,960)            (885,350)        (5,473,205)
Net cash provided by (used in)
    financing activities.............      2,381,769           (537,795)           781,284             (638,377)          (524,057)

BALANCE SHEET DATA:
    Total assets ....................    $12,204,019        $10,686,269        $14,672,404          $11,690,250        $12,160,383
    Total liabilities ...............      3,910,156          3,355,840          4,127,226            1,266,345          1,928,400
    Stockholders' equity.............      8,293,863          7,330,429         10,545,178           10,423,905         10,231,983

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto under Item 8 below.

GENERAL

         Since 1996, our business and operations have been significantly affected by the acquisitions of, or acquisitions of the assets of, Miracle Mountain International, Inc., Chambre International, Inc., Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., Now International, Inc. , ToppMed Inc. and LifeScience Technologies Inc., or LST. Over the years, these acquisitions and asset purchases have added 11,790 associates to our ranks and 129 products to our product line.

           LST was our most recent acquisition. On January 4, 2001, we purchased the LST group of companies for $1.2 million and a five year payment of $41,667 per month, or 5% of the gross sales of LST products, whichever is greater. The seller had the option to take up to 860,000 shares of our common stock in lieu of cash at an option price of $3.00 per share. As a result of this acquisition, we added 14 products and over 5,000 associates. We paid the balance of the acquisition price, plus accrued interest, in full on January 29, 2004.

         We have historically earned a material portion of our revenues from our AM-300 product, which contains ephedra. In 2003, the FDA banned the use of ephedra in nutritional supplements. While the FDA's decision had an adverse effect on our 2003 revenues, we had been preparing for this contingency. Over the last several years, through strategic acquisitions, product redevelopment and refocus of weight loss products, we have built a multi-product peak performance, weight loss and nutritional product line that is predominately non-ephedra. We have seen positive results in converting our AM-300 customers to AM-300 Ephedra Free or other weight loss products in states like New York, Illinois and California that have previously banned ephedra. A majority of the customers have chosen one or more of our other performance-based weight loss and nutritional products. We anticipate the same positive results with our remaining AM-300 customers. As a result, we do not anticipate that the FDA ban on ephedra will materially impact our financial condition or results of operations.

         The following table sets forth information used by management to assess our results of operations over the prior three (3) years, both in aggregate amounts and the percentage increase or decrease over the prior year:

                                                         %increase                                     %increase
                                            2003         (decrease)        2002        (decrease)        2001
                                            ----         ----------        ----        ----------        ----
Net sales ...........................    $18,486,178         (17.1)%     $22,303,581        (21.6)%    $28,440,920
Gross profit ........................      5,735,842         (20.1)        7,176,598        (22.1)       9,209,770
Net Income (Loss) ...................     (2,568,861)         19.8        (3,205,035)   (37,481.4)           8,551
Free Cash Flow(1) ...................     (1,449,481)     (6,256.5)          (22,802)        92.2         (290,722)
Average Monthly Purchases per
Associate(2) ........................    $        61           5.2       $        58        107.1      $        28
Total Associates ....................         44,000           0.1            40,000        (44.4)          72,000
Active Associates ...................         19,000         (51.3)           39,000        (44.3)          70,000

(1) Free cash flow is defined as cash flow from operations minus capital expenditures.

                                   2003            2002          2001
                               ------------     ---------    -----------
Cash flow from operations....  ($ 1,042,590)    $ 694,713     $1,508,177
Capital expenditures.........       406,891       717,515      1,798,899
                               ------------     ---------    -----------
Free cash flow...............  ($ 1,449,481)   ($  22,802)   ($  290,722)
                               ============     =========    ===========

(2) Average monthly purchases per associates is calculated by dividing total sales by total number of associate transactions.

Below we discuss the reasons for the reductions in the above matrices for 2003 versus 2002 and 2001. To reverse this trend, we have emphasized the recruiting of new sales associates as our best model for growth in 2004. We believe we can attract and retain experienced and new sales associates through our WellnessCEO system, our new compensation plan, our refocused product offerings, and our new customer acquisition program.

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

         Throughout this report, "net sales" represents the gross sales amounts reflected on our invoices to our associates less associate discounts, sales returns, and, beginning June 1, 2001, a portion of freight costs. All of our products include a customer satisfaction guarantee. Our products may be returned within 30 days of purchase for a full refund or credit toward the purchase of another product. We also have a buy-back program whereby we repurchase products sold to an independent associate (subject to a restocking fee), provided the associate terminates his/her associateship agreement with us and returns the product within 12 months of original purchase in marketable condition. We receive our net sales price in cash or through credit card payments upon receipt of orders from associates.

         Our "gross profit" consists of net sales less:

         - Commissions and bonuses, consisting of commission payments to associates based on their current associate level within their organization, and other one-time incentive cash bonuses to qualifying associates;

         - Cost of products, consisting of the prices we pay to our manufacturers for products and royalty overrides earned by qualifying associates on sales within their associate organizations; and

         - A portion of the cost of shipping, consisting of costs related to shipments, duties and tariffs, freight expenses relating to shipment of products to associates, and similar expenses.

We recognize revenue upon shipment of products, training aids and promotional material to our independent associates. All of our customers pay for sales in advance of shipment. As such, we have no trade receivables. We used to make loans to associates, which were repayable in five years or less, and which were secured by commissions controlled by us. Associate loans are no longer allowed. Interest rates on loans were typically two percent or more above the Prime rate and were fixed. All loans and receivables were secured by guaranteed payment sources that were within our control. As such, there was no need for an allowance for doubtful accounts. We were still collecting on prior associate loans as of December 31, 2003 in the total amount of $241,878.

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

         Units Offering. On November 12, 1997, we completed the offering of 1,495,000 units, each consisting of one share of common stock and one redeemable common stock purchase warrant. Each redeemable common stock purchase warrant was exercisable for the purchase of one share of our common stock for $3.40 on or before November 6, 2002. In connection with this offering, we sold to the underwriters, Paulson Investment Company, Inc. and Joseph Charles & Assoc., Inc., warrants exercisable for the purchase of 130,000 units for $5.40 per unit on or before November 6, 2002. On September 16, 2002, we extended the exercise period for the redeemable stock purchase warrants and the underwriter warrants from November 6, 2002 to November 12, 2003. On October 14, 2003, we extended the exercise period for the redeemable stock purchase warrants and the underwriter warrants from November 12, 2003 to November 12, 2004. On December 10, 2003 we announced the redemption of all outstanding redeemable stock purchase warrants and the underwriter warrants not exercised by January 16, 2004. Rather than have their warrants redeemed, substantially all of the holders of the redeemable stock purchase warrants and the underwriter warrants exercised their warrants on or before the redemption date. Proceeds from the exercise of the redeemable stock purchase warrants and the underwriter warrants totaled $5,394,615. The redemption price for the unexercised warrants totaled $11,870.

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

         Each 1997-A warrant was exercisable on or before November 6, 2002, to purchase one share of common stock for $3.40, subject to adjustment in certain events. On September 16, 2002, we extended the exercise period for the 1997-A warrants from November 6, 2002 to November 12, 2003. On October 14, 2003, we extended the exercise period for the 1997-A warrants from November 12, 2003 to November 12, 2004. On December 10, 2003, we announced the redemption of all outstanding 1997-A warrants not exercised by January 16, 2004. Rather than have their warrants redeemed, substantially all of the holders of the 1997-A warrants exercised their warrants on or before the redemption date. Proceeds from the exercised of the 1997-A warrants totaled $714,877. The redemption price for the unexercised warrants totaled $25.

         In January 2004, we issued 1,170,064 shares of common stock upon exercise of the redeemable stock purchase warrants, the underwriter warrants and the 1997-A warrants.

RESULTS OF OPERATIONS

Comparison of 2003 and 2002

         Our net sales during the year ended December 31, 2003, decreased by $3,817,403, or 17.1%, to $18,486,178 from $22,303,581 during the year ended
December 31, 2002. During 2003, we made sales to approximately 44,000 associates, compared to sales during 2002 to approximately 40,000 associates. The aggregate number of associates at December 31, 2003 was down from 2002 due to decreased recruiting activity. At December 31, 2003, we had approximately 19,000 "active" associates compared to approximately 39,000 at December 31, 2002. An associate is considered to be "active" if he or she has made a product purchase of $50 or more from us or is enrolled in our autoship program within the previous 90 days. Sales per associate per month increased to $61 for 2003, compared to $58 for 2002.

         Our cost of sales during 2003 decreased by $2,376,647, or 15.7%, to $12,750,336 from $15,126,983 during 2002. This decrease was attributable to reduced sales, resulting in:

     -   A decrease of $1,469,426 in associate commissions and bonuses;

     -   A decrease of $764,519 in the cost of products sold; and

     -   A decrease of $142,702 in shipping costs.

Total cost of sales as a percentage of net sales increased to 69.0% during the year ended December 31, 2003, from 67.8% during the same period in 2002. This was primarily due to an increase in cost of shipping to 8.3% of net sales from 7.5%, which was due to increased rates, and an increase in commissions and bonuses to 42.1% of net sales from 41.5%. This increase was partially offset by a decrease in cost of products sold to 18.5% of net sales from 18.8% due to efficiency in inventory purchasing and carrying cost.

         Our gross profit decreased $1,440,756 or 20.1%, to $5,735,842 during 2003 from $7,176,598 during 2002. The gross profit decreased as a percentage of net sales to 31.0% in 2003 from 32.2% in 2002, as reflected in our cost of goods sold increase as a percentage of net sales.

         Marketing, distribution and administrative expenses increased $525,897 or 6.4%, to $8,781,148 during the year ended December 31, 2003, from $8,255,251 during the same period in 2002. This increase was primarily attributable to:

     - An increase in executive employee costs of approximately $670,000 related to the accrual of future payments on employment agreements;

     - An increase in bonus expense of approximately $320,000 related to exercise of employee stock options;

     - An increase in information systems consulting expense of approximately $95,000 due to changes in Internet programs;

     - An increase in consulting expense of approximately $70,000 related to executive management consulting;

     - An increase of approximately $68,000 in legal expenses related to the current litigation;

     - An increase in vehicle expense of approximately $65,000 related to the write down of vehicles;

     - An increase in bad debt expense of $24,500 due to the write off of uncollectible associate advances; and

     -   A loss on sale of assets of approximately $117,000.

     The increase in marketing, distribution and administrative expenses were partially offset by:

     - A decrease in convention expenses of approximately $330,000 related to lower costs for our annual convention and regional conferences;

     -   A decrease in promotion costs of approximately $200,000;

     - A decrease in administrative expense of approximately $155,000, related primarily to decreases in bank charges and executive dues;

     -   A decrease in travel expense of approximately $144,000; and

     - A decrease of approximately $99,000 in rent and insurance costs related to better rates for liability insurance and to the lease expiration on our old warehouse building.

         The marketing, distribution and administrative expenses as a percentage of net sales increased to 47.5% in 2003, from 37.0% in 2002.

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

         Our net other expense increased by $21,329 to net other expense of $114,394 during 2003, from a net other expense of $93,065 during the same period in 2002. This increase was primarily due to:

     - A decrease in investment income of $15,000 related to marketable securities; and

     -   A loss on sale of marketable securities of $14,000.

         Our loss before taxes decreased $1,800,392 to a loss of $3,159,700 during 2003, from a loss of $4,960,092 during 2002. Income (loss) before taxes as a percentage of net sales was (17.1%) and (22.2%) during 2003 and 2002. Income tax expense (benefit) during 2003 and 2002 was ($590,839) and ($1,755,057). Our net loss decreased $636,174, to a net loss of $2,568,861 during 2003, from a net loss of $3,205,035 during 2002. This decrease in net loss was attributable to:

     - The decrease in gross profit to $5,735,842 during 2003 from $7,176,598 during 2002;

     -   The impairment of goodwill of $3,788,374 in 2002;

     - The increase in marketing, distribution and administrative expense to $8,781,148 during 2003 from $8,255,251 during 2002; and

     -   The creation of a deferred tax valuation allowance of $441,000.

Net loss as a percentage of net sales decreased to (13.9%) during 2003, from (14.4%) during 2002.

Comparison of 2002 and 2001

         Our net sales during the year ended December 31, 2002, decreased by $6,137,339, or 21.6%, to $22,303,581 from $28,440,920 during the year ended
December 31, 2001. During 2002, we made sales to approximately 40,000 associates, compared to sales during 2001 to approximately 71,597 associates. The aggregate number of associates at December 31, 2002 decreased 2001 due to decreased recruiting activity. At December 31, 2002, we had approximately 39,000 "active" associates compared to approximately 69,700 at December 31, 2001 due to decreased recruiting. Sales per associate per month increased to $58 for 2002, compared to $28 for 2001.

         Our cost of sales during 2002 decreased by $4,104,167, or 21.3%, to $15,126,983 from $19,231,150 during 2001. This decrease was attributable to reduced sales, resulting in:

     -   A decrease of $2,432,420 in associate commissions and bonuses;

     -   A decrease of $1,279,169 in the cost of products sold; and

     -   A decrease of $391,582 in shipping costs.

Total cost of sales as a percentage of net sales increased to 67.8% during the year ended December 31, 2002, from 67.6% during the same period in 2001. This was primarily due to an increase in cost of shipping to 7.5% of net sales from 7.3%, which was due to increased rates, and an increase in commissions and bonuses to 41.5% of net sales from 41.1%. This increase was partially offset by a decrease in cost of products sold to 18.8% of net sales from 19.2% due to efficiency in inventory purchasing and carrying cost.

         Our gross profit decreased $2,033,172, or 22.1%, to $7,176,598 during 2002 from $9,209,770 during 2001. The gross profit decreased as a percentage of net sales to 32.2% in 2002 from 32.4% in 2001, as reflected in our cost of goods sold increase as a percentage of net sales.

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

         Our income (loss) before taxes decreased $4,974,110, to a loss of $4,960,092 during 2002, from income of $14,018 during 2001. Income (loss) before taxes as a percentage of net sales was (22.2%) and 0.0% during 2002 and 2001. Income tax expense (benefit) during 2002 and 2001 was $(1,755,057) and $5,467. Our net income (loss) decreased $3,213,586, to a net loss of $3,205,035 during 2002, from a net income of $8,551 during 2001. This decrease in net income
(loss) was attributable to:

     - The increase in net other expense to $93,065 during 2002 from net other expense of $14,959 during 2001;

     - The decrease in gross profit to $7,176,598 during 2002 from $9,209,770 during 2001;

     -   The impairment of goodwill of $3,788,374; and

     - The decrease in marketing, distribution and administrative expense to $8,255,251 during 2002 from $9,180,793 during 2001.

Net income as a percentage of net sales decreased to (14.4%) during 2002, from 0.0% during 2001.

Seasonality

         No pattern of seasonal fluctuations exists. However, there is no assurance that we will not become subject to seasonal fluctuations in the future.

ACCOUNTING STANDARDS TO BE ADOPTED

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities"
(VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46, as revised by FIN 46 (R), addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which a company obtains an interest after that date. We have not created or obtained an interest in any VIEs. In addition, the interpretation becomes applicable on December 31, 2003 for special purpose entities (SPEs) created prior to February 1, 2003. As of December 31, 2003, we had no SPEs for which we were considered the primary beneficiary. For non-SPEs in which a company holds a variable interest that it acquired before February 1, 2003, the FASB has postponed the date on which the interpretation will become applicable to March 31, 2004. We have determined the adoption of the provisions of FIN 46, as revised by FIN 46(R), will not have a material effect on our financial condition or results of operations.

         In November 2003, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on one issue with respect to EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," thereby requiring certain quantitative and qualitative disclosures for securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity

Securities," that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Adoption of EITF Issue 03-1, which was effective for us on December 31, 2003, did not have a material impact on our financial position, results of operations or cash flows. The required disclosures have been considered in Note 3 to our consolidated financial statements.

         In December 2003, the Staff of the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which supersedes SAB No. 101. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 and the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (the FAQ) related to multiple element revenue arrangements in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. We do not expect the issuance of SAB No. 104 to significantly impact our current revenue recognition policies.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the consolidated balance sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We have evaluated SFAS No. 150 and determined that it does not have an impact on our financial reporting and disclosures.

COMMITMENTS AND CONTINGENCIES

         Recent Regulatory Developments - As a marketer of products that are ingested by consumers, we are subject to the risk that one or more of the ingredients in our products may become the subject of adverse regulatory action. For a discussion regarding the impact of regulatory developments on our business, please see "Business - Regulation".

         Product Liability - We, like other marketers of products that are intended to be ingested, face the inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We maintain limited product liability insurance coverage with limits of $1,000,000 per occurrence and $2,000,000 in the aggregate. Products containing ephedra, which represented approximately 35.9% of our 2003 net sales, are not covered by our product liability insurance. We generally do not obtain contractual indemnification from our product manufacturers. However, all of our product manufacturers carry product liability insurance, which covers our products. A product liability claim could result in material losses.

         Legal Proceedings - We are currently involved in five products liability suits related to the ingestion of our ephedra-based products. Answers to these petitions have been or soon will be filed, and written discovery and responses have been or soon will be exchanged. We have, and will continue to, deny any wrongdoing and intend to vigorously defend against the claims. The amounts of damages sought are unknown, but include compensatory and punitive damages.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary source of liquidity has been cash provided by sales of our common stock, marketable securities and operating activities. At December 31, 2003, we had working capital of $4,420,554 compared to $3,186,583 at December 31, 2002. We also added $1,170,064 in January 2004 from the exercise of warrants. During the year ended December 31, 2003, net cash used in operating activities was $1,042,590 net cash used in investing activities was $237,197, and net cash provided by financing activities was $2,381,769. We had a net increase in cash during this period of $1,101,982. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses, and will be provided by our operating activities and existing cash and cash equivalents. Capital expenditures and debt retirement will be paid from our net proceeds generated from our warrant redemption.

         In 2001, we completed construction of a 23,346 square foot distribution and call center facility in Oklahoma City. This project was funded, in part, with bank loans of $980,000 for the land and building and $166,216 for the warehouse equipment. Both loans were with Bank One Oklahoma, N.A. and accrue interest at an annual rate of .25% under the prime rate. The loans were retired in January 2004. As of January 31, 2004, we had no long-term debt outstanding.

         The following summarizes our contractual obligations at December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

                                                   LESS THAN 1                     3 - 5
                                        TOTAL         YEAR         1 - 3 YEARS     YEARS
                                        -----         ----         -----------     -----
Bank loans and notes (1).........     $1,989,170   $   485,161      $1,500,611    $  3,398
Capital lease obligations........        244,248        91,831         100,703      51,714
Operating leases.................        649,850       132,278         265,886     251,686
                                      ----------   -----------      ----------    --------
Total............................     $2,883,268   $   709,270      $1,867,200    $306,798
                                      ==========   ===========      ==========    ========

(1) See Note 4 to our financial statements. All of our bank loans and notes were paid in their entirety in January 2004.

         At December 31, 2003, we had marketable debt and equity securities of $1,876,978 compared to $1,621,143 at December 31, 2002. All of our securities are unrestricted investments.

         During the first quarter of 1998, we agreed to loan John W. Hail, our Chief Executive Officer and a major shareholder, up to $250,000. Subsequently we also agreed to loan up to an additional $75,000. In 2000, an additional $200,000 was approved. On January 1, 2001 the outstanding balance on all the notes plus interest were combined into one note payable in monthly installments. Our board of directors unanimously approved the loans and extension. These loans are collateralized by stock and property, and bear interest at 8% per annum. These loans were paid in full in 2003. No new loans will be made to our officers or directors.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our balance sheet includes marketable securities, which we believe are a conservative blend of income and growth investments resulting in moderate market risk. We invest in equity marketable securities to generate capital growth, and fixed-income marketable securities to provide current income. Because of the nature of these investments, both current interest rates and equity market movements will affect total return and risk. Our fixed income investments of approximately $800,000 are subject to interest risk and market value risk. We have approximately $1,000,000 of equity investments that are exposed to market risk.

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

     The following table lists our cash equivalents and our short-term fixed-income marketable securities at December 31, 2003 and December 31, 2002:

                                         DECEMBER 31, 2003                                  DECEMBER 31, 2002
                                         -----------------                                  -----------------
                             AVERAGE                                           AVERAGE
                             INTEREST                          FAIR            INTEREST                           FAIR
                             RATE (1)           COST           VALUE           RATE (1)            COST           VALUE
                             --------           ----           -----           --------            ----           -----
Cash equivalents...              --%          $ 17,709       $ 17,709             --%            $ 18,208        $ 18,208
Short-term
  Investments......              --%           787,551        786,855           6.00%             787,180         801,339
                                              --------       --------                            --------        --------
                                              $805,260       $804,564                            $805,388        $819,547
                                              ========       ========                            ========        ========

(1) Average interest rate is calculated by taking the individual security interest rates multiplied by each investment's weighted average share of the total fixed-income marketable securities.

         At December 31, 2003 all of our fixed income securities were in mutual funds, creating no average interest rates for fixed income securities.

         Fair value of the cash equivalents and fixed-income marketable securities decreased $14,983 during the year ended December 31, 2003 to $804,564 from $819,547 at December 31, 2002. This decrease was primarily due to net redemption of fixed income securities.

         Equity Market Risks. We currently maintain an investment portfolio of equity securities. All securities are available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders equity. We do not engage in hedging our equity portfolio or otherwise purchase derivative securities. Because of the quality of our portfolio and liquid nature of our equity investments, we do not consider the market risk related to these investments to be material. At December 31, 2003, our equity investments had a value of $1,072,414 compared to $801,596 at December 31, 2002, primarily due to the purchase of mutual fund equity investments in the second, third and fourth quarters of 2003.

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

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.          CONTROLS AND PROCEDURES

              As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as required by Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. Our Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

        In accordance with the provisions of General Instruction G (3), information required by Items 10, 11, 12, 13 and 14 of Form 10-K are incorporated herein by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed prior to April 29, 2004.

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

         (a)(1) The following financial statements of Advantage Marketing Systems, Inc. are included in Item 8:

Report of Independent Certified Public Accountants............................................  F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002..................................  F-3
Consolidated Statements of Operations for Years Ended December 31, 2003, 2002 and 2001........  F-4
Consolidated Statements of Stockholders' Equity for Years Ended December 31, 2003, 2002 and
  2001........................................................................................  F-5
Consolidated Statements of Cash Flows for Years Ended December 31, 2003, 2002 and 2001........  F-6
Notes to Consolidated Financial Statements for Years Ended December 31, 2003 2002 and 2001....  F-7

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

  10.10*         The Advantage Marketing Systems, Inc. 1995 Stock Option
                 Plan, incorporated by reference to Form SB-2 Registration
                 Statement (No. 33-80629), filed with the Commission on November 20, 1996.

  10.11*         Employment Agreement by and between David D'Arcangelo and
                 Registrant dated effective as of November 25, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

  10.12*         Non-Qualified Stock Option Agreement by and between David
                 D'Arcangelo and Registrant dated effective as of December 2, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

  10.13*         The Advantage Marketing Systems, Inc. 2003 Stock Incentive
                 Plan, incorporated by reference to Form S-8 Registration
                 Statement (No. 333-109093), filed with the Commission on September 24, 2003.

  10.14          Fulfillment Services Agreement with Vita Sales & Distribution
                 Multi-Country, dated January 19, 2004, filed herewith.

  10.15*         Employment Agreement by and between John W. Hail and
                 Registrant dated effective as of November 4, 2003, filed herewith.

  21 Subsidiaries, incorporated by reference to Form 10-K filed with the Commission on April 17, 2001.

  23.1           Consent of Grant Thornton LLP, filed herewith.

  31.1           Chief Executive Officer Certification, filed herewith.

  31.2           Chief Financial Officer Certification, filed herewith.

  32.1 Section 1350 Certification of our Chief Executive Officer, filed herewith.

  32.2 Section 1350 Certification of our Chief Financial Officer, filed herewith.

   *             Designates a compensatory plan.

         (b) Reports on Form 8-K.

                  - On December 10, 2003, the registrant filed an 8-K reporting its intent to redeem all of its outstanding 1997-A Warrants, its Redeemable Common Stock Purchase Warrants and its Underwriter Warrants.

                  - On November 4, 2003, the registrant filed an 8-K reporting its financial results for the three months and nine months ended September 30, 2003.

                  - On October 16, 2003, the registrant filed an 8-K reporting the extension of the exercise period of its 1997-A Warrants, its Redeemable Common Stock Purchase Warrants and its Underwriter Warrants from November 12, 2003 to November 12, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REGISTRANT:
                                          ADVANTAGE MARKETING SYSTEMS, INC.

Date:  March 29, 2004                     By: /S/ JOHN W. HAIL
                                              ----------------------------------
                                          John W. Hail, Chief Executive Officer,
                                          Chairman of the Board and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2004                      By: /S/ JOHN W. HAIL
                                              ----------------------------------
                                          John W. Hail, Chief Executive Officer,
                                          Chairman of the Board and Director

Date: March 29, 2004                      By: /S/ REGGIE B. COOK
                                            ----------------------------------
                                          Reggie B. Cook, Chief Financial
                                          Officer and Secretary Treasurer

Date: March 29, 2004                      By: /S/ DAVID J. D'ARCANGELO
                                              ----------------------------------
                                          David  J. D'Arcangelo, President
                                          and Director

Date: March 29, 2004                      By: /S/ DENNIS P. LONEY
                                              ----------------------------------
                                          Dennis P. Loney, Chief Operational
                                          Officer

Date: March 29, 2004                      By: /S/ M. THOMAS BUXTON III
                                              ----------------------------------
                                          M. Thomas Buxton III, Director

Date: March 29, 2004                      By: /S/ STEVEN M. DICKEY
                                              ----------------------------------
                                          Steven M. Dickey, Director

Date: March 29, 2004                      By: /S/ HARLAND C. STONECIPHER
                                              ----------------------------------
                                          Harland C. Stonecipher, Director

Date: March 29, 2004                      By: /S/ STEVEN R. HAGUE
                                              ----------------------------------
                                          Steven R. Hague, Director

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                                                  ----
ADVANTAGE MARKETING SYSTEMS, INC. AND SUBSIDIARIES
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants.............................................    F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002...................................    F-3
Consolidated Statements of Operations for Years Ended December 31, 2003, 2002 and 2001.........    F-4
Consolidated Statements of Stockholders' Equity for Years Ended December 31, 2003, 2002 and
2001...........................................................................................    F-5
Consolidated Statements of Cash Flows for Years Ended December 31, 2003,
2002 and 2001..................................................................................    F-6
Notes to Consolidated Financial Statements for
Years Ended December 31, 2003 2002 and 2001.....................................................   F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Advantage Marketing Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Advantage Marketing Systems, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advantage Marketing Systems, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, on January 1, 2002.

GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 17, 2004

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                                                    2003             2002
                                                                                    ----             ----
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...............................................     $  2,309,281     $  1,207,299
  Marketable securities, available for sale, at fair value ................        1,876,978        1,621,143
  Receivables .............................................................          416,919          123,838
  Receivable from affiliates ..............................................               --           63,561
  Prepaid taxes and income tax receivable .................................          464,975          464,975
  Inventory ...............................................................          901,529          798,153
  Deferred income taxes ...................................................            4,854          120,343
  Other assets ............................................................           41,212           31,215
                                                                                ------------     ------------
   Total current assets ...................................................        6,015,748        4,430,527
RECEIVABLES ...............................................................          232,809          338,839
PROPERTY AND EQUIPMENT, net ...............................................        3,461,733        3,905,432
COVENANTS NOT TO COMPETE and other intangibles, net .......................          558,004          635,821
DEFERRED INCOME TAXES ....................................................         1,883,172        1,276,859
OTHER ASSETS ..............................................................           52,553           98,791
                                                                                ------------     ------------
TOTAL .....................................................................     $ 12,204,019     $ 10,686,269
                                                                                ============     ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ........................................................     $    357,696     $    219,533
  Accrued commissions and bonuses .........................................          215,062          171,310
  Accrued other expenses ..................................................          328,136          151,289
  Accrued sales tax liability .............................................          130,185          136,618
  Notes payable ...........................................................          485,161          455,296
  Capital lease obligations ...............................................           78,954          109,898
                                                                                ------------     ------------
   Total current liabilities ..............................................        1,595,194        1,243,944
LONG-TERM LIABILITIES:
  Notes payable ...........................................................        1,504,009        1,989,332
  Capital lease obligations ...............................................          142,880          122,564
  Deferred compensation ...................................................          668,073               --
                                                                                ------------     ------------
   Total liabilities ......................................................        3,910,156        3,355,840
                                                                                ------------     ------------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 12)
STOCKHOLDERS' EQUITY:
  Common stock - $.0001 par value; authorized 495,000,000 shares; issued
   5,905,307 and 4,896,674 shares; outstanding 5,432,512 and
   4,424,314 shares, respectively .........................................              590              490
  Paid-in capital .........................................................       15,160,183       11,793,240
  Notes receivable for exercise of options ................................          (31,000)         (31,000)
  Accumulated deficit .....................................................       (4,687,718)      (2,118,857)
  Accumulated other comprehensive income (loss), net of tax ...............           96,284          (68,968)
                                                                                ------------     ------------
  Total capital and accumulated deficit ...................................       10,538,339        9,574,905
  Less cost of treasury stock (472,795 shares) ............................       (2,244,476)      (2,244,476)
                                                                                ------------     ------------
   Total stockholders' equity .............................................        8,293,863        7,330,429
                                                                                ------------     ------------
TOTAL .....................................................................     $ 12,204,019     $ 10,686,269
                                                                                ============     ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                   2003             2002             2001
                                                               ------------     ------------     ------------
Net sales ..................................................   $ 18,486,178     $ 22,303,581     $ 28,440,920

Cost of sales ..............................................     12,750,336       15,126,983       19,231,150
                                                               ------------     ------------     ------------

 Gross profit ..............................................      5,735,842        7,176,598        9,209,770

 Marketing, distribution and administrative expenses:

   Marketing ...............................................      1,538,981        2,487,006        2,304,922

   Distribution and administration .........................      7,242,167        5,768,245        6,875,871
                                                               ------------     ------------     ------------

Total marketing, distribution and administrative expenses ..      8,781,148        8,255,251        9,180,793

Goodwill impairment ........................................             --        3,788,374               --
                                                               ------------     ------------     ------------

 Income (loss) from operations .............................     (3,045,306)      (4,867,027)          28,977

Other income (expense):

Interest and dividends, net ................................        (74,704)         (53,895)         (31,800)

Other income (expense), net ................................        (39,690)         (39,170)          16,841
                                                               ------------     ------------     ------------

 Total other income (expense) ..............................       (114,394)         (93,065)         (14,959)
                                                               ------------     ------------     ------------

INCOME (LOSS) BEFORE TAXES .................................     (3,159,700)      (4,960,092)          14,018

INCOME TAX EXPENSE (BENEFIT) ...............................       (590,839)      (1,755,057)           5,467
                                                               ------------     ------------     ------------

NET INCOME (LOSS) ..........................................   $ (2,568,861)    $ (3,205,035)    $      8,551
                                                               ============     ============     ============

Net income (loss) per common share - basic .................   $       (.57)    $       (.73)    $         --
                                                               ============     ============     ============

Net income (loss) per common share - assuming dilution .....   $       (.57)    $       (.73)    $         --
                                                               ============     ============     ============

Weighted average common shares outstanding - basic .........      4,508,986        4,419,196        4,379,486
                                                               ============     ============     ============

Weighted average common shares - assuming dilution .........      4,508,986        4,419,196        4,692,298
                                                               ============     ============     ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                  NOTES         RETAINED
                                                                                RECEIVABLE      EARNINGS
                                     SHARES                                        FOR          (ACCUMU-
                                      (SEE         COMMON         PAID-IN        EXERCISE         LATED
                                     NOTE 6)       STOCK          CAPITAL       OF OPTIONS      DEFICIT)
                                  -----------    -----------    -----------    -----------     -----------
BALANCE,
 JANUARY 1, 2001 ...........        4,348,814    $       482    $11,642,188    $   (31,088)    $ 1,077,627
Options exercised with
 cash ......................           61,000              6        121,994             --              --

Comprehensive Income:
Net Income .................               --             --             --             --           8,551
Unrealized loss on
 available for sale
 securities, net of tax.....               --             --             --             --              --

Comprehensive income .......               --             --             --             --              --
                                  -----------    -----------    -----------    -----------     -----------
BALANCE,
 DECEMBER 31, 2001 .........        4,409,814            488     11,764,182        (31,088)      1,086,178
Options exercised with
 cash ......................           14,500              2         29,058             --              --
Payments of notes
 receivable ................               --             --             --             88              --
Comprehensive Income:
Net Loss ...................               --             --             --             --      (3,205,035)
Unrealized loss on
 available for sale
 securities, net of tax.....               --             --             --             --              --

Comprehensive Loss .........               --             --             --             --              --
                                  -----------    -----------    -----------    -----------     -----------
BALANCE,
 DECEMBER 31, 2002 .........        4,424,314            490     11,793,240        (31,000)     (2,118,857)
Options exercised with
 cash ......................          369,838             37      1,090,483             --              --
Warrants exercised with
 cash ......................          581,575             58      2,131,217             --              --
Stock issued ...............           56,785              5        145,243             --              --
Comprehensive Income:
Net Loss ...................               --             --             --             --      (2,568,861)
Unrealized gain on
 available for sale
 securities, net of tax.....               --             --             --             --              --

Comprehensive (Loss) .......               --             --             --             --              --
                                  -----------    -----------    -----------    -----------     -----------
BALANCE,
 DECEMBER 31, 2003 .........        5,432,512    $       590   $15,160,183    $   (31,000)     $(4,687,718)
                                  ===========    ===========    ===========    ===========     ===========


                                                       ACCUMU-
                                                       LATED
                                                      OTHERCOM-
                                                     PREHENSIVE
                                      COMPRE-          INCOME                         TOTAL
                                      HENSIVE         (LOSS),                         STOCK-
                                       INCOME           NET           TREASURY        HOLDERS'
                                      (LOSS)           OF TAX          STOCK          EQUITY
                                    -----------     -----------     -----------    -----------
BALANCE,
 JANUARY 1, 2001 ...........                        $    (20,828)   $(2,244,476)   $10,423,905
Options exercised with
 cash ......................                 --               --             --        122,000
  Comprehensive Income:
Net Income .................              8,551               --             --          8,551
Unrealized loss on
 available for sale
 securities, net of tax.....             (9,278)          (9,278)            --         (9,278)
                                    -----------
Comprehensive income .......        $      (727)              --             --             --
                                    ===========     ------------    -----------    -----------
BALANCE,
 DECEMBER 31, 2001 .........                             (30,106)    (2,244,476)    10,545,178
Options exercised with
 cash ......................                 --               --             --         29,060
Payments of notes
 receivable ................                 --               --             --             88
Comprehensive Income:
Net Loss ...................         (3,205,035)              --             --     (3,205,035)
Unrealized loss on
 available for sale
 securities, net of tax.....            (38,862)         (38,862)            --        (38,862)
                                    -----------
Comprehensive Loss .........        $(3,243,897)              --             --             --
                                    ===========     ------------    -----------    -----------
BALANCE,
 DECEMBER 31, 2002 .........                             (68,968)    (2,244,476)     7,330,429
Options exercised with
 cash ......................                 --               --             --      1,090,520
Warrants exercised with
 cash ......................                 --               --             --      2,131,275
Stock issued ...............                 --               --             --        145,248
Comprehensive Income:
Net Loss ...................         (2,568,861)              --             --     (2,568,861)
Unrealized gain on
 available for sale
 securities, net of tax.....            165,252          165,252             --        165,252
                                    -----------
Comprehensive (Loss) .......        $(2,403,609)              --             --             --
                                    ===========     ------------    -----------    -----------
BALANCE,
 DECEMBER 31, 2003 .........                        $     96,284    $(2,244,476)   $ 8,293,863
                                                    ============    ===========    ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                       2003            2002            2001
                                                                       ----            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).............................................    $(2,568,861)    $(3,205,035)    $     8,551
 Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization ...............................        982,168       1,016,260       1,112,870
  Goodwill impairment .........................................             --       3,788,374              --
  Stock issued for services ...................................         73,600              --              --
  Employee compensation recognized upon exercise of stock
   options ....................................................        282,653              --              --
  Deferred taxes ..............................................       (590,839)     (1,331,778)         43,189
  (Gain) loss on sale of assets ...............................        117,273          17,568          (7,904)
  Realized (gain) loss on sale of marketable securities .......         52,557          33,841          (3,714)
  Impairment of inventory and other assets ....................             --         116,143              --
  Changes in assets and liabilities which provided (used) cash:
   Receivables ................................................       (310,645)        200,988          57,561
   Inventory ..................................................       (103,377)        421,156         466,112
   Prepaid taxes and income tax receivable ....................             --        (365,855)        183,241
   Other assets ...............................................          2,478         183,854            (764)
   Accounts payable and accrued expenses ......................        352,330        (180,803)       (350,965)
   Deferred compensation ......................................        668,073              --              --
                                                                   -----------     -----------     -----------
    Net cash provided by (used in) operating activities .......     (1,042,590)        694,713       1,508,177
                                                                   -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment ..........................       (406,891)       (717,515)     (1,798,899)
 Sales of property and equipment ..............................         25,678         284,438          26,442
 Advances to affiliates .......................................             --          36,438              --
 Advances to notes receivable .................................             --              --         (24,864)
 Receipts on notes receivable .................................        123,593          85,631         105,167
 Repayment of related party receivables .......................         63,562         433,036          61,360
 Purchase of marketable securities, available for sale ........     (1,240,980)     (1,817,520)        (15,259)
 Sale of marketable securities, available for sale ............      1,197,841       1,763,685       1,840,067
 Purchase of other intangibles ................................             --              --        (428,338)
 Acquisition of new business, net of cash acquired ............             --              --      (1,149,636)
                                                                   -----------     -----------     -----------
    Net cash provided by (used in) in investing activities ....       (237,197)         68,193      (1,383,960)
                                                                   -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock .......................        879,515          29,061         122,000
 Proceeds from exercise of warrants ...........................      2,131,275              --              --
 Proceeds from notes payable ..................................             --              --       1,146,216
 Repayments of notes receivable for exercise of stock options..             --              88              --
 Payment of notes payable .....................................       (486,586)       (455,295)       (348,454)
 Principal payment on capital lease obligations ...............       (142,435)       (111,649)       (138,478)
                                                                   -----------     -----------     -----------
    Net cash provided by (used in) financing activities .......      2,381,769        (537,795)        781,284
                                                                   -----------     -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .....................      1,101,982         225,111         905,501
CASH AND CASH EQUIVALENTS, BEGINNING ..........................      1,207,299         982,188          76,687
                                                                   -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, ENDING .............................    $ 2,309,281     $ 1,207,299     $   982,188
                                                                   ===========     ===========     ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Advantage Marketing Systems, Inc. and its wholly owned subsidiaries, Miracle Mountain International, Inc. and Chambre' International, Inc. (the "Company"). All significant intercompany accounts have been eliminated.

         NATURE OF BUSINESS - The Company markets a product line of consumer oriented products in the weight management, dietary supplement and personal care categories that are produced by various manufacturers. The Company sells its product line through a network of full and part-time independent associates. The Company also sells supplies and materials to its independent associates.

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

         CREDIT LOSSES AND DOUBTFUL ACCOUNTS - All loans and receivables are collateralized by guaranteed payment sources that are within the Company's control. As such, management believes there is no need for an allowance for doubtful accounts.

         SALES RETURNS - All of the Company's products include a customer satisfaction guarantee. Company products may be returned within 30 days of purchase for a full refund or credit toward the purchase of another Company product. The Company also has a buy-back program whereby it will repurchase products sold to an independent associate (subject to a restocking fee) provided that the associate terminates his/her associateship agreement with the Company and returns the product within 12 months of original purchase in marketable condition. The cost of products returned to the Company is included in net sales. For the years ended December 31, 2003, 2002 and 2001, the cost of products returned to the Company was less than one percent of gross sales.

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONT.)

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

         SHIPPING AND HANDLING COSTS - Shipping and handling costs are included as a component of cost of goods sold. Fees charged to customers for shipping and handling are included in sales.

         INTANGIBLES - Intangible assets consist of covenants not to compete and other intangibles, which have a significant residual value. Covenants not to compete are being amortized over the life of the contracts.

         The table below details the gross carrying amount and accumulated amortization:

                                          FOR THE YEAR ENDED DECEMBER 31,
                                          -------------------------------
                                          2003          2002          2001
                                          ----          ----          ----
Non-compete covenants, gross ......    $  644,000    $  644,000    $  644,000
Other intangibles, gross ..........       428,338       428,338       428,338
                                       ----------    ----------    ----------
    Total intangibles, gross           $1,072,338    $1,072,338    $1,072,338
                                       ==========    ==========    ==========
Accumulated amortization, non-
  compete covenants ...............    $  450,083    $  393,683    $  337,283
Accumulated amortization, other
  intangibles .....................        64,251        42,834        21,417
                                       ----------    ----------    ----------
    Total accumulated amortization     $  514,334    $  436,517    $  358,700
                                       ==========    ==========    ==========

         Intangible amortization for the years ended December 31, 2003, 2002 and 2001, was $77,817 per year. Estimated amortization expense for the years 2004, 2005 and 2006 is $77,817 and estimated amortization expense for the years 2007 and 2008 is $46,134.

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

         FAIR VALUE DISCLOSURE - The Company's financial instruments include cash and cash equivalents, marketable securities, receivables, short-term payables, notes payable and capital lease obligations. The carrying amounts of cash and cash equivalents, receivables and short-term payables approximate fair value due to their short-term nature. Marketable securities held for sale are carried at fair value. The carrying amounts of capital lease obligations approximate fair value based on borrowing rates currently

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONT.)

         available to the Company. Notes payable with carrying amounts of $1,989,170 and $2,444,628 had fair values of approximately $2,050,000 and $2,520,000 at December 31, 2003 and 2002, respectively.

         EARNINGS (LOSS) PER SHARE - Earnings (loss) per common share is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period. Earnings (loss) per common share-assuming dilution is computed based upon net income
         (loss) divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method. The following is a reconciliation of the common shares used in the calculations of earnings (loss) per common share and earnings (loss) per common share - assuming dilution:

                                                               INCOME (LOSS)      SHARES        PER SHARE
                                                                (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                                -----------    -------------     ------
For the year ended December 31, 2003:
 Loss per common share:
   Loss available to common stockholders ...................    $(2,568,861)                    $  (0.57)
                                                                                                ========
   Weighted average common shares outstanding ..............                      4,508,986
 Loss per common share - assuming dilution:
   Options .................................................             --              --
                                                                -----------     -----------
   Loss available to common stockholders
    plus assumed conversions ...............................    $(2,568,861)      4,508,986     $  (0.57)
                                                                ===========     ===========     ========

For the year ended December 31, 2002:
 Loss per common share:
   Loss available to common stockholders ...................    $(3,205,035)                    $  (0.73)
                                                                                                ========
   Weighted average common shares outstanding ..............                      4,419,196
 Loss per common share - assuming dilution:
   Options .................................................             --              --
                                                                -----------     -----------
 Loss available to common stockholders plus
  assumed conversions ......................................    $(3,205,035)      4,419,196     $  (0.73)
                                                                ===========     ===========     ========
For the year ended December 31, 2001:
 Earnings per common share:
   Income available to common stockholders .................    $     8,551                     $     --
                                                                                                ========
   Weighted average common shares outstanding ..............                      4,379,486
 Earnings per common share - assuming dilution:
   Options .................................................             --         312,812
                                                                -----------     -----------
   Income available to common stockholders plus
    assumed conversions ....................................    $     8,551       4,692,298     $     --
                                                                ===========     ===========     ========

         Options to purchase 2,691,808 shares of common stock at exercise prices ranging from $1.30 to $6.13 per share were outstanding at December 31, 2003 but were not included in the computation of loss per common share-assuming dilution because all options were antidilutive. At December 31, 2003, 359,996 common shares issuable pursuant to the terms of a convertible acquisition note payable were excluded from the determination of diluted loss per share under the if-converted method, because the effect of inclusion was antidilutive.

         Options to purchase 1,756,653 shares of common stock at exercise prices ranging from $1.31 to $6.13 per share were outstanding at December 31, 2002 but were not included in the computation of loss per common share-assuming dilution because such inclusion would not be dilutive. At December 31, 2002, 526,664 common shares issuable pursuant to the terms of a convertible acquisition note payable were

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONT.)

         excluded from the determination of diluted loss per share under the if-converted method, because the effect of inclusion was antidilutive.

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

         Warrants to purchase 1,353,073 shares of common stock at exercise prices ranging from $3.40 to $5.40 per share at December 31, 2003 and warrants to purchase 1,874,768 shares of common stock at exercise prices ranging from $3.40 to $5.40 per share at December 31, 2002 and 2001 were outstanding but were not included in the computation of earnings per common share-assuming dilution because the warrants' exercise price was greater than the average market price of the common shares.

         ACCOUNTING STANDARDS YET TO BE ADOPTED - In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" (VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46, as revised by FIN 46 (R), addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which a company obtains an interest after that date. The Company has not created or obtained an interest in any VIEs. In addition, the interpretation becomes applicable on December 31, 2003 for special purpose entities (SPEs) created prior to February 1, 2003. As of December 31, 2003, the Company had no SPEs for which it was considered the primary beneficiary. For non-SPEs in which a company holds a variable interest that it acquired before February 1, 2003, the FASB has postponed the date on which the interpretation will become applicable to March 31, 2004. The Company has determined the adoption of the provisions of FIN 46, as revised by FIN 46(R), will not have a material effect on its financial condition or results of operations.

         In November 2003, the Emerging Issues Task Force or EITF of the FASB reached a consensus on one issue with respect to EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments," thereby requiring certain quantitative and qualitative disclosures for securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Adoption of EITF Issue 03-1, which was effective for us on December 31, 2003, did not have a material impact on the Company's financial position, results of operations or cash flows. The required disclosures have been considered in Note 3 to the consolidated financial statements.

         In December 2003, the Staff of the Securities and Exchange Commission
         (SEC) issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which supersedes SAB No. 101. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 and the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (the FAQ) related to multiple element revenue arrangements in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company does not expect the issuance of SAB No. 104 to significantly impact its current revenue recognition policies.

                       ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONT.)

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150"). SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the consolidated balance sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated SFAS No. 150 and determined that it does not have an impact on its financial reporting and disclosures.

         COMPREHENSIVE INCOME - The Company classifies other comprehensive income items by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately in the stockholders' equity section of the balance sheet. The Company's only other comprehensive income item is related to unrealized gains (losses) on investment securities classified as available for sale.

                                                                   2003            2002           2001
                                                                   ----            ----           ----
Unrealized gain (loss) on investment arising during
  the period.................................................   $ 120,915       $ (69,299)      $(5,564)
Less reclassification adjustment for gains (losses)
  included in net earnings..................................      (44,337)        (30,437)        3,714
                                                                ---------       ---------       -------
Unrealized gain (loss) on investment, net of income
  taxes of $100,000, $23,517 and $5,615, respectively           $ 165,252       $ (38,862)      $(9,278)
                                                                =========       =========       =======

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

         GOODWILL - During 2001, goodwill was amortized using the straight-line method over 7 to 20 years and the Company assessed the recoverability of goodwill by determining whether the amortization of the asset balance over its remaining life could be recovered through the undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, was measured based on projected discounted future operating cash flows. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" and ceased amortizing goodwill. Major provisions of this statement are as follows:

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONT.)

              - All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         The following table reconciles reported net income (loss) and related per share amounts to amounts that would have been presented exclusive of amortization expense recognized for goodwill that is no longer being amortized (tax-effected):

                                                  YEARS ENDED DECEMBER 31,
                                                 ------------------------
                                           2003              2002            2001
                                           ----              ----            ----
Reported net income (loss) .......    $  (2,568,861)    $  (3,205,035)    $     8,551
Add back:  Goodwill amortization .               --                --         141,733
                                      -------------     -------------     -----------
Adjusted net income (loss) .......    $  (2,568,861)    $  (3,205,035)    $   150,284
                                      =============     =============     ===========

BASIC EARNINGS (LOSS) PER SHARE:
  Reported net income (loss) .....    $        (.57)    $        (.73)    $       .00
  Goodwill amortization ..........               --                --             .03
                                      -------------     -------------     -----------
  Adjusted net income (loss) .....    $        (.57)    $        (.73)    $       .03
                                      =============     =============     ===========

DILUTED EARNINGS (LOSS) PER SHARE:
  Reported net income (loss) .....    $        (.57)    $        (.73)    $       .00
  Goodwill amortization ..........               --                --             .03
                                      -------------     -------------     -----------
  Adjusted net income (loss) .....    $        (.57)    $        (.73)    $       .03
                                      =============     =============     ===========

         The Company evaluated its goodwill as of the adoption of SFAS No. 142 on January 1, 2002 and determined that there were no indicators of impairment since the Company's market capitalization was in excess of the value of identifiable net assets as of January 1, 2002. The Company obtained a valuation from an independent third-party appraiser.

         The Company updated its analysis of goodwill impairment as of October 31, 2002 and determined that there was an indicator of impairment of its recorded goodwill; accordingly, the Company completed the second phase of impairment testing. Based on the impairment test, the Company recognized an impairment of approximately $3.8 million as of December 31, 2002, which eliminated goodwill in its entirety.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONT.)

         The impairment was required because economic conditions at the time of testing reduced the market capitalization of the Company to a level below the value of identifiable net assets. Under SFAS No. 142, an impairment adjustment recognized after adoption is required to be recognized as an operating expense.

         ADVERTISING COSTS - The Company expenses the cost of advertising the first time advertising takes place. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was approximately $696, $2,254 and $38,704, respectively.

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

                                                                                     Years Ended December 31,
                                                                                     ------------------------
                                                                               2003            2002            2001
                                                                               ----            ----            ----
Net income (loss) as reported ........................................    $(2,568,861)    $(3,205,035)    $     8,551
 Adjustment, net of tax ..............................................       (622,275)       (141,610)       (426,941)
                                                                          -----------     -----------     -----------
Proforma net loss  ...................................................    $(3,191,136)    $(3,346,645)    $  (418,390)
Net income (loss) per common share as reported........................    $      (.57)    $      (.73)    $        --
 Adjustment, net of tax ..............................................           (.14)           (.03)           (.10)
                                                                          -----------     -----------     -----------
Proforma net loss per common share, basic and diluted ................    $      (.71)    $      (.76)    $      (.10)
Weighted average common shares outstanding, basic and diluted ........      4,508,986       4,419,196       4,379,486

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: risk-free interest rates of 2.89, 2.92 and 4.86 percent; no dividend yield or assumed forfeitures; expected lives of 5.0 years; and volatility of 75, 55 and 63 percent. The pro forma amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONT.)

2.       MARKETABLE SECURITIES

         Investments in securities are summarized as follows:

                                                                     DECEMBER 31, 2003
                                                                     -----------------
                                                       COST/         GROSS       GROSS      ESTIMATED
                                                      AMORTIZED    UNREALIZED  UNREALIZED     FAIR
Type of investment                                      COST         GAINS       LOSSES       VALUE
                                                        ----         -----       ------       -----
Short term investments - available for sale.....     $   17,709    $      --    $     --    $   17,709
                                                     ==========    =========    ========    ==========
Debt securities - available for sale
Mutual Funds ...................................     $  787,551    $   6,875    $ (7,571)   $  786,855
                                                     ----------    ---------    --------    ----------
                                                     $  787,551    $   6,875    $ (7,571)   $  786,855
                                                     ==========    =========    ========    ==========
Equities - available for sale
Mutual Funds ...................................     $  921,605    $ 150,809    $     --    $1,072,414
                                                     ----------    ---------    --------    ----------
                                                     $  921,605    $ 150,809    $     --    $1,072,414
                                                     ==========    =========    ========    ==========

                                                     $1,726,865    $ 157,684    $ (7,571)   $1,876,978
                                                     ==========    =========    ========    ==========

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONT.)

                                                    Cost/         Gross           Gross          Estimated
                                                  Amortized     Unrealized      Unrealized         Fair
            Type of investment                      Cost           Gains          Losses           Value
            ------------------                      ----           -----          ------           -----
Short term investments - available for sale..    $    18,208    $        --     $        --     $    18,208
                                                 ===========    ===========     ===========     ===========
Debt securities - available for sale
 U.S. Treasury and other U.S. government
   corporations and agencies ................    $   100,250    $       344     $        --     $   100,594
 Foreign bonds, notes and debentures ........         24,930             --            (148)         24,782
 Mutual Funds ...............................        662,000         14,057             (94)        675,963
                                                 -----------    -----------     -----------     -----------
                                                 $   787,180    $    14,401     $      (242)    $   801,339
                                                 ===========    ===========     ===========     ===========
Equities - available for sale
 Preferred Stock ............................    $    38,089    $     4,457     $      (312)    $    42,234
 Mutual Funds ...............................        892,804             --        (133,442)        759,362
                                                 -----------    -----------     -----------     -----------
                                                 $   930,893    $     4,457     $  (133,754)    $   801,596
                                                 ===========    ===========     ===========     ===========

                                                 $ 1,736,281    $    18,858     $  (133,996)    $ 1,621,143
                                                 ===========    ===========     ===========     ===========

         Proceeds from sales of available for sale securities were $1,197,281, $1,763,685 and $1,840,000 for 2003, 2002 and 2001, respectively. Gross gains of $30,466, $2,161 and $10,031 and gross losses of $74,803,
         $32,598 and $6,317 for 2003, 2002 and 2001, respectively, were realized on those sales. The Company had no significant amount of impaired investments at December 31, 2003, and believes its investments will be fully recovered.

         For the years ended December 31, 2003, 2002 and 2001, interest income for available for sale securities was $1,291, $29,066 and $77,618, respectively. Dividend income for available for sales securities for the years ended December 31, 2003, 2002 and 2001 was $41,849, $29,437 and $8,443, respectively.

3.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                                     December 31, 2002
                                                     -----------------
                                                    2003            2002
                                                    ----            ----
Office furniture, fixtures and equipment ...    $ 4,501,628     $ 4,362,068
Vehicles ...................................        923,876         842,081
Leasehold improvements .....................         62,793          62,793
Building ...................................      1,521,083       1,521,083
Land .......................................        148,308         148,308
                                                -----------     -----------
                                                  7,157,688       6,936,333
Accumulated depreciation and amortization ..     (3,695,955)     (3,030,901)
                                                -----------     -----------
Total property and equipment, net ..........    $ 3,461,733     $ 3,905,432
                                                ===========     ===========

         Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $870,574, $855,570, and $790,115, respectively.

         During 2001, the Company completed construction of a state-of-the-art distribution and call center facility in Oklahoma City. The 23,346 square foot facility has the capability of handling warehouse volumes of up to $100 million in annual sales, and up to 100 employees in the call center. The Company funded this project, in part, with bank loans of $980,000 for the land and building and $166,216 for warehouse equipment. The interest rate on both loans is the Prime Rate minus .25%, which was 3.75% as of December 31, 2003, and requires 60 monthly principal and interest payments of

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONT.)

         $9,570, with the remaining balance due on September 30, 2006. The balance of both loans, plus accrued interest, was paid in full on January 14, 2004.

4.       DEBT

         Notes payable and long-term debt consisted of the following at December 31:

                                                                                     2003            2002
                                                                                     ----            ----
Note payable to bank, with interest at prime less .25% (3.75% at
December 31, 2003), payable in monthly installments of principal and interest, due on September 30, 2006, collateralized by warehouse and
equipment.....................................................................    $  853,270      $  911,686

Note payable to bank, with interest at prime less .25% (3.75% at
December 31, 2003), payable in monthly installments of principal and interest, due on September 30, 2006, collateralized by
certain assets................................................................       145,950         154,630

Note payable to RMS Limited Partnership, 7.5% effective rate, payable in
60 monthly installments net of discount of $80,069 and $169,070 at
December 31, 2003 and 2002, respectively (See Note 10)........................       961,606       1,372,610

9.0% note payable to Ford Credit, payable in monthly installments of
$720.13.......................................................................            --           5,702

5.0% note payable to Lexus Motor Credit, payable in monthly installments
of $588.59....................................................................        28,344              --
                                                                                  ----------      ----------
                                                                                   1,989,170       2,444,628
 Less current maturities......................................................       485,161         455,296
                                                                                  ----------      ----------
                                                                                  $1,504,009      $1,989,332
                                                                                  ==========      ==========

         Interest expense for the year ended December 31, 2003, 2002 and 2001 was approximately $143,000, $167,000 and $199,000. Under the original terms of the bank notes, the Company was subject to various covenants, which include minimum tangible net worth, minimum debt service coverage ratio, and maximum debt to EBITDA ratio requirements.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONT.)

         Future maturities of long-term debt consists of the following at December 31, 2003:

2004.............................................              $   485,161
2005.............................................                  571,968
2006.............................................                  921,933
2007..............................................                   6,710
2008..............................................                   3,398
                                                               -----------
                                                               $ 1,989,170
                                                               ===========

         All of the notes payable and long-term debt was paid in full in January 2004, using proceeds from the exercise of outstanding warrants.

5.       LEASE AGREEMENTS

         The Company has various capital leases for office equipment. The lease terms range from 24 to 60 months. Additionally, annual lease rental payments for each lease range from $700 to $40,000 per year. The schedule of future minimum lease payments below reflects all payments under the leases.

         The property and equipment accounts include $846,414 and $718,554 for leases that have been capitalized at December 31, 2003 and 2002, respectively. Related accumulated amortization amounted to $570,718 and $473,109 at December 31, 2003 and 2002, respectively.

         The Company leases office space under noncancellable operating leases. Future annual minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2003 are as follows:

                                                   CAPITAL    OPERATING
                                                   LEASES      LEASES      TOTAL
                                                   ------      ------      -----
Year ending:
2004 .........................................    $ 91,831    $132,278    $224,109
2005 .........................................      75,131     131,887     207,018
2006 .........................................      25,572     133,999     159,571
2007 .........................................      25,572     135,041     160,613
2008 .........................................      26,142     116,645     142,787
                                                  --------    --------    --------
Total minimum lease payments .................    $244,248    $649,850    $894,098
                                                              ========    ========
Less amount representing interest ............      22,414
                                                  --------
Present value of net minimum lease payments ..     221,834
Less current portion .........................      78,954
                                                  --------
Long-term capital lease obligations ..........    $142,880
                                                  ========

         Rental expense under operating leases for the years ended December 31, 2003, 2002 and 2001 was $164,346, $202,122, and $202,951, respectively.

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONT.)

         March 4, 1998. As of December 31, 2003, the Company had repurchased 472,795 shares of the common stock at a total cost of $2,244,476.

         Common Stock Options and Other Warrants - During 2003, the Company granted 1,348,151 options to employees at exercise prices ranging from $1.30 per share to $3.95 per share. Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. During 2003, 369,838 prior options were exercised for cash. In addition, during the period, 43,158 options were canceled and no options expired.

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

         During 2001, the Company granted 388,694 options to employees at exercise prices ranging from $2.60 per share to $3.00 per share. Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. None of the options granted during 2001 were exercisable at December 31, 2001 due to a one year minimum vesting period. During 2001, 61,000 prior options were exercised for cash. In addition, during the period, 257,976 options were canceled and no options expired.

         The following table summarizes the Company's employee stock option and other warrants activity for the years ended December 31, 2003, 2002 and 2001:

                                                     WEIGHTED                 WEIGHTED                  WEIGHTED
                                                     AVERAGE                  AVERAGE                   AVERAGE
                                                     EXERCISE                 EXERCISE                  EXERCISE
                                            2003      PRICE         2002       PRICE          2001       PRICE
                                            ----      -----         ----       -----          ----       -----
Options and other
  warrants outstanding
  beginning of year............           1,756,653  $   2.36     1,556,755     $2.54       1,487,037    $2.62

Options and other
  warrants issued
  during the year...............          1,348,151      1.64       325,982      1.60         388,694     2.71

Options and other
  warrants exercised
  during the year...............           (369,838)     2.18       (14,500)     2.00         (61,000)    2.00

Option and other
  warrants cancelled
  during the year...............            (43,158)     3.04       (97,714)     2.74        (257,976)    3.40

Options and other
  warrants expired
  during the year...............                 --        --       (13,870)     2.24              --       --
                                          ---------               ---------                 ---------
Options and other
  warrants outstanding,
  end of year...................          2,691,808  $   2.04     1,756,653     $2.36       1,556,755    $2.54
                                          =========  ========     =========     =====       =========    =====

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONT.)

         The weighted average grant-date fair value of options and other warrants granted during 2003, 2002 and 2001 was $1.58, $0.73 and $1.80 per share, respectively.

                              Options and Other Warrants              Options and Other Warrants
                                     Outstanding                             Exercisable
                                     -----------                             -----------
                                       WEIGHTED-
                                        AVERAGE        WEIGHTED-                       WEIGHTED-
                        NUMBER         REMAINING        AVERAGE         NUMBER          AVERAGE
    RANGE OF         OUTSTANDING      CONTRACTUAL       EXERCISE      EXERCISABLE       EXERCISE
EXERCISE PRICES      AT 12/31/03         LIFE            PRICE        AT 12/31/03        PRICE
---------------      -----------         ----            -----        -----------        -----
 $1.30 - $2.95        2,391,026       6.20 years         $1.79          1,134,879        $1.98
 $3.00 - $4.75          251,910       2.20 years         $3.68            191,591        $3.70
 $5.25 - $6.13           48,872       1.23 years         $5.79             42,198        $5.82
                      ---------                                         ---------
                      2,691,808                          $2.04          1,368,668        $2.34
                      =========                                         =========

         Common Stock Warrants - The following table summarizes the Company's common stock warrants and their activity for the years ended December 31, 2003, 2002 and 2001:

                                                                     WARRANTS
                                                                    ISSUED AND            EXERCISE
                                                                    OUTSTANDING             PRICE             EXERCISE PERIOD
                                                                    -----------             -----             ---------------
December 31, 2003:
 1997-A Warrants, beginning of the year ......................         308,768              $3.40             1/31/97-11/06/04
 1997-A Warrants, exercised during the year ..................           5,453              $3.40
                                                                     ---------
 1997-A Warrants, end of the year ............................         303,315              $3.40
                                                                     =========
 Redeemable Common Stock Purchase
 Warrants, beginning of the year .............................       1,436,000              $3.40            11/06/97-11/06/04
 Redeemable Common Stock Purchase
 Warrants, exercised during the year .........................         422,202              $3.40
                                                                     ---------
 Redeemable Common Stock Purchase
 Warrants, end of the year ...................................       1,013,798              $3.40
                                                                     =========
 Underwriters' Warrants, beginning of the year ...............         130,000              $5.40            11/12/98-11/12/04

 Underwriters' Warrants, exercised during the year ...........          94,040              $5.40
                                                                     ---------
 Underwriters' Warrants, end of the year .....................          35,960              $5.40
                                                                     =========
December 31, 2002
 1997-A Warrants .............................................         308,768              $3.40             1/31/97-11/06/03
                                                                     =========
 Redeemable Common Stock Purchase
 Warrants ....................................................       1,436,000              $3.40            11/06/97-11/06/03
                                                                     =========
 Underwriters' Warrants ......................................         130,000              $5.40            11/12/98-11/12/03
                                                                     =========
December 31, 2001:
 1997-A Warrants. ............................................         308,768              $3.40             1/31/97-11/06/02
                                                                     =========
 Redeemable Common Stock Purchase
 Warrants ....................................................       1,436,000              $3.40            11/06/97-11/06/02
                                                                     =========
 Underwriters' Warrants ......................................         130,000              $5.40            11/12/98-11/12/02
                                                                     =========

         Each warrant entitles the holder to purchase one share of common stock. As of January 8, 1998, the Company reduced the exercise price of the 1997-A Warrants from $12.00 to $3.40 and extended the exercise period from January 31, 1999 to November 6, 2002, to correspond more closely to the terms of the Redeemable Common Stock Purchase Warrants. In addition, on September 16, 2002 the Company

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONT.)

         extended the exercise period from November 6, 2002 November 12, 2003. On October 14, 2003, the Company extended the exercise period for the 1997-A warrants from November 12, 2003 to November 12, 2004. On December 10, 2003, the Company announced the redemption of all outstanding 1997-A warrants not exercised by January 16, 2004. Proceeds from the 1997-A warrant redemption totaled $714,877 and payment for unexercised warrants was $25.

         As of January 6, 1998, the exercise price of the Redeemable Common Stock Purchase Warrants was adjusted from $5.40 to $3.40. In addition, on September 16, 2002 the Company extended the exercise period from November 6, 2002 to November 12, 2003. On October 14, 2003, the Company extended the exercise period for the redeemable stock purchase warrants and the underwriter warrants from November 12, 2003 to November 12, 2004. On December 10, 2003, the Company announced the redemption of all outstanding redeemable stock purchase warrants and the underwriter warrants not exercised by January 16, 2004. Proceeds from the redeemable stock purchase warrants and the underwriter warrant redemption totaled $5,394,615 and payment for unexercised warrants was $11,870.

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

7.       STOCK OPTION PLANS

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONT.)

         During 2003, the Company approved the 2003 Stock Incentive Plan, or 2003 Plan. Under the 2003 Plan, options available for grant can consist of (i) nonqualified stock options, (ii) incentive stock options, and
         (iii) restricted stock. The Company has reserved 2,000,000 shares of the Company's common stock $.0001 par value for the 2003 Plan. The Plan limits participation to employees, independent contractors, and consultants. The option price for shares of stock subject to this Plan is set by the Compensation Committee of the Board of Directors at a price not less than market value of the common stock on the date of grant. No stock options may be exercised within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant.

         During the year ended December 31, 2003, the Company issued no options under the 1995 Plan and 1,334,000 options under the 2003 Plan. During the year ended December 31, 2002 the Company issued 325,982 options under the 1995 Plan. At December 31, 2003, the Company had 2,691,807 stock options outstanding of which 932,807 were issued pursuant to the 1995 Plan and 1,329,000 were issued pursuant to the 2003 Plan. During the year ended December 31, 2002, the Company had 1,756,653 stock options outstanding of which 1,083,403 were issued pursuant to the 1995 Plan.

8.       RELATED PARTIES

         During 2003, 2002 and 2001, the Company received approximately $8,520, $7,069 and $15,231, respectively, from Pre-Paid Legal Services, Inc. ("Pre-Paid Legal"), a shareholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal. As of July 1, 2000, the Company began offering the Company's employees access to the services provided by Pre-Paid Legal through an employee benefit option. The Company pays half of the cost for each employee electing to participate in the plan. During 2003, 2002 and 2001, the Company paid $5,532, $6,934 and $7,593, respectively, to Pre-Paid Legal for these services. The Company's Chairman of the Board and Chief Executive Officer, John W. Hail, is a director of Pre-Paid Legal.

         During the first quarter of 1998, the Company agreed to loan John W. Hail up to $250,000. Subsequently the Company also agreed to loan up to an additional $75,000. In 2000, an additional $200,000 was approved. On January 1, 2001 the outstanding balance on all the notes were combined into one note payable in monthly installments. The loans and extension were unanimously approved by the board of directors. These loans were collateralized by stock and property, and bear interest at 8% per annum. These loans were fully paid in 2003.

         Also during 2003, 2002 and 2001, the Company paid Mr. Loney and his wife sales bonuses of $25,460, $30,887 and $38,028, respectively. These bonuses were based upon purchases by them and their downline associates in accordance with the Company's network marketing program applicable to all independent associates in effect at the time of the sales. Mr. Loney's wife is the daughter of John W. Hail.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONT.)

9.       INCOME TAXES

         Income taxes for 2003, 2002 and 2001 are comprised of current tax (benefit) expense of $0, $(423,279) and $(37,722) and deferred taxes of $(1,031,839), $(1,331,778) and $43,189, respectively. A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the years ended December 31, 2003, 2002, and 2001 is as follows:

                                          2003      2002      2001
                                          ----      ----      ----
Statutory federal income tax rate ..     (34.0)%   (34.0)%    34.0%
State tax effective rate ...........      (4.0)     (4.0)      4.0
Permanent differences ..............       7.5       2.1       2.1
Benefit of graduated tax rates .....       0.2       0.2         -
Prior year assessments finalized ...      (2.4)        -      (1.5)
Increase in valuation allowance.....      14.0         -         -
Other ..............................         -       0.3       0.4
                                         -----     -----      ----
                                         (18.7)%   (35.4)%    39.0%
                                         =====     =====      ====

         The change in the total deferred tax net assets from December 31, 2002 to December 31, 2003 was $482,355. This difference is allocated as $590,839 included in tax expense reduced by $108,484 classified in stockholders' equity, respectively.

         Deferred tax liabilities and assets at December 31, 2003 and 2002 are comprised of the following:

                                                                December 31,
                                                                ------------
                                                            2003          2002
                                                            ----          ----
Deferred tax liabilities:
 Depreciation ......................................    $  (212,959)    $  (178,789)
 Unrealized gains ..................................        (56,646)
                                                        -----------     -----------
   Total deferred tax liabilities ..................       (269,605)       (178,789)
                                                        -----------     -----------
Deferred tax assets:
 Goodwill impairment and other intangibles .........      1,170,825       1,273,415
 Net operating loss carryforwards ..................      1,069,391         151,371
 Deferred compensation .............................        252,074               -
 Inventory .........................................         41,471          60,518
 Unrealized losses .................................              -          43,448
 Other .............................................         64,870          47,239
 Valuation allowance ...............................       (441,000)              -
                                                        -----------     -----------
   Total deferred tax assets .......................      2,157,631       1,575,991
                                                        -----------     -----------
Net deferred taxes .................................      1,888,026       1,397,202
Less current portion of net deferred tax assets ....          4,854         120,343
                                                        -----------     -----------
Noncurrent portion of deferred tax asset ...........    $ 1,883,172     $ 1,276,859
                                                        ===========     ===========

         The valuation allowance increased $441,000 for the year ended December 31, 2003.

         On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Valuation allowances have been established for certain operating loss and credit carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices and costs. The outlook for determination of this allowance is calculated on the Company's historical taxable income, its expectations for the future based on a rolling twelve quarters, and available tax-planning strategies. Based on this determination, management expects that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as offsets to the tax consequences of future taxable income. The Company has net operating loss carryforwards of $2,834,000 available to reduce future taxable income, which will begin to expire in 2009. Net operating loss carryforwards of $196,000 are limited in usage.

10.      ACQUISITIONS

         On January 4, 2001, the Company and one of its wholly owned subsidiaries, LifeScience Technologies Holdings, acquired LifeScience Technologies Holding Limited Partnership, LifeScience Technologies

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONT.)

         Limited, LifeScience Technologies of Japan, LST Fulfillment limited Partnership and LifeScience Technologies of Canada, Inc. (the "LifeScience Technologies Acquisition"). The purchase price to the Company was approximately $1.2 million cash plus $41,667 per month or 5% of LifeScience Technology product sales, whichever is greater, payable for 60 months commencing in January 2001. The seller, at its option, has the right to take shares of the Company's common stock at an option price of $3.00 per share in lieu of cash for the monthly payment. However, such option is limited to a total of 860,000 shares and shares not taken in a month are not cumulative. No shares have been issued under the agreement at December 31, 2003. In addition, the balance of the acquisition price, plus accrued interest, was paid in full on January 29, 2004.

         The estimated fair value of assets acquired and liabilities assumed at acquisition are as follows:

Estimated Fair value of assets
  Cash ................................    $   76,760
  Inventory ...........................       793,629
  Property and equipment ..............       283,924
  Goodwill and other intangibles ......     2,508,805
                                           ----------
    Total fair value of assets ........     3,663,118

Liabilities assumed
  Accounts payable ....................       176,060
  Accounts expenses ...................       181,223
                                           ----------
    Estimated fair value of acquisition    $3,305,835
                                           ==========

         The LifeScience Technologies Acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16 ("APB No. 16"). In accordance with APB No. 16, the company allocated the purchase price of the LifeScience Technologies acquisition based on the fair value of the assets acquired and liabilities assumed.

11.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                  2003              2002                 2001
                                                                  ----              ----                 ----
Cash paid during the year for:
  Interest                                                      $ 140,232         $ 194,386           $  198,740
  Income taxes - net of refund.                                        --           (56,912)            (288,598)

Noncash financing and investing activities:
  Property and equipment acquired by capital lease                131,807                --               92,202
  Note payable for purchase of vehicle                             31,128

LifeScience Technologies Acquisition:
  Fair value of tangible net assets acquired                    $      --         $      --           $  797,030
  Purchase price in excess of tangible net assets
  acquired                                                             --                --            2,508,805
  Present value of future payments required                            --                --           (2,079,439)
  Cash included in tangible net assets acquired                        --                --              (76,760)
                                                                ---------         ---------           ----------
  Cash paid for acquisition, net of cash acquired               $      --         $      --           $1,149,636
                                                                =========         =========           ==========

                       ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONT.)

12.      COMMITMENTS, CONTINGENCIES AND GUARANTEES

         RECENT REGULATORY DEVELOPMENTS - As a marketer of products that are ingested by consumers, the Company is subject to the risk that one or more of the ingredients in its products may become the subject of adverse regulatory action. On February 11, 2004, the Food and Drug Administration, or FDA, issued and published in the Federal Register its Final Rule on Ephedrine-containing Supplements, stating that since an "unreasonable risk" had been determined, such supplements would be considered "adulterated" under the Federal Food, Drug and Cosmetic Act, or FFDCA, and thus may not be sold. In essence, this Final Rule (or regulation) imposes a national ban on ephedrine supplements.

         The effective date of this regulation is April 12, 2004. The Company will comply and cease all sales and advertisement of AM-300 and any other ephedra-containing supplement on April 12, 2004. The FDA has indicated that it will now consider whether alternatives to Ephedra and other weight loss and energy stimulants (such as bitter orange) similarly carry an unreasonable risk. These proposals to limit stimulant ingredients, if finalized, may necessitate reformulations of some of the Company's weight loss products.

         Finally, as the press, the FDA, and members of Congress and of the supplement industry have all predicted, the very issuance of the Final Rule on Ephedra may cause Congress to rethink and amend The Dietary Supplement Health and Education Act of 1994, or DSHEA, as to how safety in supplements may be ensured. In particular, there is growing sentiment (including from one herbal trade association) to make Adverse Event Reporting mandatory for all manufacturers and marketers of dietary supplements, so that FDA may take action more quickly than it did on Ephedra, when a harmful herb or other ingredient is suspected. Again, the Company's regulatory counsel will keep it apprised of any challenges to DSHEA, especially any proposed bills that would amend this Act.

         The Texas Department of Health promulgated a new regulation, which became effective on January 1, 2001. The regulation requires a warning to appear on the product label indicating that the sale of ephedra-containing products to minors is illegal. The Company's AM-300 labels comply with this regulation. Again, after April 12, 2004 no sales of ephedrine-containing supplements are allowed nationally, and thus state regulations such as this are superceded and moot.

         Manufacturing. On March 13, 2003, the FDA published a proposed rule in the Federal Register which proposes comprehensive requirements for the manufacturing, packing and holding dietary supplements, also known as good manufacturing practices, or GMPs. The FDA accepted public comments on the proposed GMPs until June 11, 2003; final GMPs will be promulgated after the FDA has reviewed the public comments. Once final GMP regulations become effective, the Company's manufacturer will be required to adhere to them. The FDA will most likely institute an effective date for the GMPs which will allow the Company's manufacturer a reasonable amount of time to conduct this review and, if necessary, revise its manufacturing operations to comply with the final GMP regulations.

         Advertising and Website. The FDA considers website promotional content to constitute "labeling," and thus the Company's website must not contain disease claims or drug claims, but only permissible structure/function claims. The Federal Trade Commission, or FTC, governs the advertising of dietary supplements, in any medium or vehicle--print ads, radio spots, infomercials, etc.--including on Internet ads and websites. The fundamental FTC rule is that all material advertising claims, whether express (direct) or implied, must be substantiated by reliable and competent scientific evidence. Because the Company's website must

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONT.)

         comply with both FDA and FTC regulations, management routinely asks its regulatory compliance counsel to review certain web pages, especially the content of new product promotions. When necessary, the Company's regulatory counsel also reviews the scientific substantiation for particular claims (again, especially for new products such as Prime One, an anti-stress and weight loss product) to determine if it is sufficient, and also that there are no disease claims present, the main FDA issue. Any major website revision will be reviewed by counsel.

         Finally, the Company wanted to address a potential liability or exposure problem stemming from some of its independent associates creating their own websites, which had not been subject to regulatory review. The Company was concerned that these "renegade" websites could contain impermissible disease claims as to dietary supplements, or false, unsubstantiated or misleading promotional claims in violation of the FTC. The solution, proposed and drafted by the Company's regulatory counsel, was that on February 24, 2004, the Company sent a notice to associates clearly stating that the policy of the Company is to be in full compliance with all applicable FDA and FTC regulations, and that to ensure Internet compliance, associates should simply copy or link to the corporate website. This Policy letter further stated that any independent websites were absolutely unauthorized, and their creators would be solely liable for defending any regulatory enforcement actions.

         The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company maintains a claims made policy, with limited liability insurance coverage. The limits of this coverage are $1,000,000 per occurrence and $2,000,000 in the aggregate. Products containing ephedra, which represented approximately 35.9% of the Company's 2003 net revenue, are not covered by the Company's product liability insurance. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the manufacturers of the Company's products carry product liability insurance, which covers the Company's products. Although the Company has never had a product liability claim, such claims against the Company could result in material losses to the Company.

         LEGAL PROCEEDINGS - The Company is currently involved in five products liability suits related to the ingestion of its ephedra-based products. Answers to these petitions have been or soon will be filed, and written discovery and responses have been or soon will be exchanged. The Company has denied, and will continue to deny, any wrongdoing and intends to vigorously defend against the claims. The amounts of damages sought are unknown, but include compensatory and punitive damages.

13.      DEFERRED COMPENSATION

         On November 4, 2003 the Company entered into a written employment agreement with John W. Hail, Chief Executive Officer, or the Executive. The contract is for an initial two-year term, commencing November 4, 2003, and may be extended for up to five successive one-year terms if the Company and the Executive agree in writing. The contract calls for a base salary of $249,600 per year, a monthly bonus payment of one percent (1%) of the Company's gross revenues, and a discretionary year-end bonus determined by a majority vote of the Board of Directors. The agreement also contains provisions for graduated severance payments if the Company terminates the Executive without cause. In addition, if the employment period is extended beyond November 11, 2005, the monthly bonus payment will cease and be replaced by a fixed supplemental payment to the Executive, which will be in a gross amount necessary to cover all federal, state and local taxes and all employment taxes, and pay a net amount of $7,000 per month. At December 31, 2003, the discounted value of those fixed supplemental payments was approximately $668,000. The Company accrued this expense as distribution and administrative expenses.

14.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONT.)

                                                     2003
                         -----------------------------------------------------------
                         December 31     September 30      June 30        March 31
                         -----------     ------------      -------        --------
Revenues ..............  $ 4,302,185     $ 4,883,055     $ 4,686,784     $ 4,614,153
Costs and expenses ....    6,421,667       5,193,596       4,972,625       5,057,989
                         -----------     -----------     -----------     -----------
 Income (loss) before
  income taxes ........   (2,119,482)       (310,541)       (285,841)       (443,836)
Income tax expense
 (benefit) ............     (185,033)       (121,232)       (111,478)       (173,096)
                         -----------     -----------     -----------     -----------
 Net income (loss) ....  $(1,934,449)    $  (189,309)    $  (174,363)    $  (270,740)
                         ===========     ===========     ===========     ===========
Net income (loss) per
 common share -
 basic ................  $     (0.41)    $     (0.04)    $     (0.04)    $     (0.06)
                         ===========     ===========     ===========     ===========
Net income (loss) per
 common share -
 assuming dilution ....  $     (0.41)    $     (0.04)      $   (0.04)    $     (0.06)
                         ===========     ===========     ===========     ===========

         Net Loss per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly loss per share does not necessarily equal the total for the year.

                                                     2002
                         ----------------------------------------------------------
                         December 31     September 30      June 30       March 31
                         -----------     ------------      -------       --------
Revenues ..............  $ 4,630,657     $ 5,525,701     $ 5,865,850    $ 6,281,373
Costs and expenses ....    9,547,803       5,845,558       5,738,921      6,131,391
                         -----------     -----------     -----------    -----------
 Income (loss) before
  income taxes ........   (4,917,146)       (319,857)        126,929        149,982
Income tax expense
 (benefit) ............   (1,738,308)       (124,744)         49,502         58,493
                         -----------     -----------     -----------    -----------
 Net income (loss) ....  $(3,178,838)    $  (195,113)    $    77,427    $    91,489
                         ===========     ===========     ===========    ===========
Net income (loss) per
 common share -
 basic ................  $     (0.73)    $     (0.04)    $      0.02    $      0.02
                         ===========     ===========     ===========    ===========
Net income (loss) per
 common share -
 assuming dilution ....  $     (0.73)    $     (0.04)    $      0.02    $      0.02
                         ===========     ===========     ===========    ===========

         Net Income (loss) per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly income (loss) per share does not necessarily equal the total for the year.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (CONT.)

15.      YEAR-END ADJUSTMENTS

         The Company made certain year-end adjustments in 2003 resulting from the write off of bad debts, the write down of fixed assets, and accrual of deferred compensation that were material to the results of the fourth quarter. These adjustments, after applicable income tax effects, reduced net income (loss) as follows:

Write off of bad debts.................................                 $ 24,500
Write down of fixed assets.............................                   66,500
                                                                        --------
                                                                        $ 91,000
                                                                        ========

         These adjustments increased 2003 fourth quarter basic loss per share by $0.02.

16.      VALUATION AND QUALIFYING ACCOUNTS

         The table below shows the beginning balance, activity and ending balance for the Company's reserves and allowances deducted from asset accounts:

                                                           Additions
                                                     -----------------------
                                        Balance at   Charged to   Charged to
                                      Beginning of   Costs and      Other                       Balance at
             Description                 Period       Expenses     Accounts     Deductions    End of Period
-----------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2003:
 Reserves and allowances deducted
 from asset accounts:
  Allowance for doubtful accounts     $         --         $--                                $          --
  Allowance for obsolete inventory         116,143                                 116,143               --
  Allowance for deferred tax assets             --     441,000                                      441,000

YEAR ENDED DECEMBER 31, 2002:
 Reserves and allowances deducted
 from asset accounts:
  Allowance for doubtful accounts     $     92,931                              $   92,931    $          --
  Allowance for obsolete inventory              --     116,143                                      116,143

YEAR ENDED DECEMBER 31, 2001:
 Reserves and allowances deducted
 from asset accounts:
  Allowance for doubtful accounts     $    157,804                              $   64,873    $      92,931
  Allowance for obsolete inventory              --          --                                           --

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

     10.10*       The Advantage Marketing Systems, Inc. 1995 Stock Option
                  Plan, incorporated by reference to Form SB-2 Registration
                  Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.11*       Employment Agreement by and between David D'Arcangelo and
             Registrant dated effective as of November 25, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.12*       Non-Qualified Stock Option Agreement by and between David
             D'Arcangelo and Registrant dated effective as of December 2, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.13*       The Advantage Marketing Systems, Inc. 2003 Stock Incentive
             Plan, incorporated by reference to Form S-8 Registration
             Statement (No. 333-109093), filed with the Commission on September 24, 2003.

10.14        Fulfillment Services Agreement with Vita Sales & Distribution
             Multi-Country, dated January 19, 2004, filed herewith.

10.15*       Employment Agreement by and between John W. Hail and
             Registrant dated effective as of November 4, 2003, filed herewith.

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

*            Designates a compensatory plan.