Form 10-K/A
period 2003-12-31
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 2004-04-29
CIK 841866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________to____________

Commission File Number:  001-13343


                        ADVANTAGE MARKETING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            Oklahoma                                             73-1016728
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          711 N.E. 39th Street
        Oklahoma City, Oklahoma                                    73105
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number including area code:  (405) 842-0131

Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of each exchange on
      Title of each class                                 which registered
      -------------------                             ------------------------
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

     As of April 28, 2004, there were 6,724,356 shares of Common Stock, par value $0.0001 per share, outstanding.

     Documents incorporated by reference: None


                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the "Annual Report") of Advantage Marketing Systems, Inc. filed on March 29, 2004 with the Securities & Exchange Commission is filed solely for the purposes of including the information in Part III to the Annual Report. We originally intended to incorporate our Part III information by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934 (the "Exchange Act"). Our Board of Directors recently voted to amend our certificate of incorporation solely to change our name to AMS Health Sciences, Inc. and recommended that our shareholders vote to amend our Certificate of Incorporation. The inclusion of this matter in our proxy statement for our 2004 Annual Meeting of Shareholders requires us to file preliminary proxy material and, as a result, we will be unable to file a definitive proxy statement within 120 days of December 31, 2003 as required by Regulation 14A of the Exchange Act. In addition, pursuant to Rule 13a-14(a) of the Exchange Act, we are including with this Amendment No. 1 certain currently dated certifications.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

              Name          Age           Position with Us
              ----          ---           ----------------
John W. Hail(1)              73  Chairman of the Board, Chief Executive Officer
                                   and Director
David D'Arcangelo(1)         48  President and Director
Reggie B. Cook(3)            49  Chief Financial Officer, Secretary, Treasurer
                                   and Director
Steven M. Dickey(3)          56  Director
Steven R. Hague(2)           59  Director
M. Thomas Buxton III(1)      54  Director
Harland C. Stonecipher(2)    65  Director

---------------

(1) Term as a Director expires in 2004.
(2) Term as a Director expires in 2005.
(3) Term as a Director expires in 2006.

     John W. Hail is our founder and has served as our Chief Executive Officer and Chairman of the Board of Directors since our inception in June 1988. During 1987 and through May 1988, Mr. Hail served as Executive Vice President, Director and Agency Director of Pre-Paid Legal Services, Inc., a public company engaged in the sale of legal services contracts, and also served as Chairman of the Board of Directors of TVC Marketing, Inc., the exclusive marketing agent of Pre-Paid Legal Services, Inc. Since 1998, Mr. Hail has served as a Director of Pre-Paid Legal Services, Inc. In March 1999, Mr. Hail became a director of DuraSwitch Industries, Inc., a company that develops and distributes electronic switches.

     David J. D'Arcangelo has served as our President since November 2002. Before joining us, Mr. D'Arcangelo founded Entreport Corporation, a company that went straight from the business plan, to the startup, to being listed on the American Stock Exchange. Mr. D'Arcangelo is a nationally-known speaker, speaking with such recognized speakers as Zig Ziglar, Tommy Hopkins and Barbara Bush. Mr. D'Arcangelo holds a Bachelor Degree in Economics/Business Administration from the University of Redlands.

     Reggie B. Cook has served as Vice President and Chief Financial Officer since November 2000, and as a director since February 2001. From 1994 to 2000, Mr. Cook served as Chief Financial Officer of Sequoyah Fuels Corporation, a subsidiary of a Fortune 500 energy company that manufactured and internationally distributed high-grade energy products. He has 18 years of senior management experience guiding regulated industries that must operate under intense regulatory scrutiny. Mr. Cook received his B.B.A. in Accounting, Management and Finance, and his Masters in Business Administration from the University of Oklahoma.

     Steven M. Dickey has served as one of our directors since October 2002. Mr. Dickey has been a practicing attorney in the Oklahoma City area since 1973, and is a principal shareholder in the firm of Dickey and Dickey Attorneys.

     Steven R. Hague has served as one of our directors since January 2003. Mr. Hague has been a partner at One Source Advisors in Oklahoma City since 1999. One Source Advisors is a management and actuarial consulting firm that provides services related to product development; merger, acquisition and venture development; bank insurance development and analysis; operational performance analysis and financial reporting and forecasting. Previously, Mr. Hague was Chief Executive Officer of American Southwest Holding Company from1998 to 1999, and President and Chief Executive Officer of Bankers Protective Life Insurance Company from 1993 to 1997. Mr. Hague also serves as a director and a member of the Compensation Committee of Pre-Paid Legal Services, Inc. Mr. Hague holds a Bachelor of Science degree from West Virginia University.

     M. Thomas Buxton III has served as one of our directors since June 2001. Mr. Buxton has practiced as a CPA in the Oklahoma City area and has been a shareholder in Buxton and Cloud, CPA's since 1982. Mr. Buxton is a retired lieutenant colonel in the United States Army Reserve.

     Harland C. Stonecipher has served as one of our directors since August 1995. Mr. Stonecipher has been Chairman of the Board and Chief Executive Officer of Pre-Paid Legal Services, Inc. since its inception in 1972.

Executive Officers

               Name           Age            Position with Us
               ----           ---            ----------------
David J. D'Arcangelo......      48      President
Dennis P. Loney(1)........      49      Chief Operations Officer
Reggie B. Cook............      49      Chief Financial Officer, Secretary and
                                          Treasurer
---------------

(1) Mr. Loney is the son-in-law of Mr. Hail.

     David J. D'Arcangelo is listed above in our directors' information.

     Dennis P. Loney is Chief Operations Officer. Mr. Loney has served in this capacity since July 1995. Prior to his current position, Mr. Loney served as the Vice President of Administration of TVC Marketing, Inc. Mr. Loney brings over 20 years of business and 14 years of network marketing experience.

     Reggie B. Cook is listed above in our directors' information.

Audit Committee

     Our Audit Committee is composed of M. Thomas Buxton III, Steven M. Dickey and Steven R. Hague, all of which are non-employee directors and all of which are independent as defined in Section 121 (A) of the American Stock Exchange listing standards. The Audit Committee annually considers the qualifications of our independent auditor and makes recommendations to the Board on the engagement of the independent auditor. The Audit Committee meets with representatives of the independent auditor and is available to meet at the request of the independent auditor. During these meetings, the Audit Committee receives reports regarding our books of accounts, accounting procedures, financial statements, audit policies and procedures, internal accounting and financial controls, and other matters within the scope of the Audit Committee's duties. The Audit Committee reviews the plans for and results of audits for us and our subsidiaries. The Audit Committee reviews and approves the independence of the independent auditor, and considers and authorizes the fees for both audit and nonaudit services of the independent auditor.

Audit Committee Financial Expert

     The Board of Directors has determined that Mr. Buxton is a financial expert as defined in Item 401(h)(2) of Regulation S-K. An audit committee financial expert has the following attributes:

     o An understanding of generally accepted accounting principles and financial statements;

     o The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

     o Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues comparable to the breadth and complexity of accounting issues reasonably expected to be raised by our financial statements;

     o    An understanding of internal control over financial reporting; and

     o    An understanding of audit committee functions.

     Mr. Buxton has practiced as a Certified Public Accountant in the State of Oklahoma since 1982. In addition, he was previously the Chief Financial Officer for a holding company. As such, Mr. Buxton possesses the attributes necessary to qualify as an audit committee financial expert.

     Mr. Buxton's determination as an audit committee financial expert does not:

     o    Deem Mr. Buxton an expert for any other purpose;

     o Impose on Mr. Buxton any duties, obligations or liability that are greater than the duties, obligations or liability imposed on other Audit Committee members; nor

     o Affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than 10% of our common stock to file certain reports with the Securities and Exchange Commission concerning their beneficial ownership of our equity securities. The SEC's regulations also require that a copy of all such Section 16(a) forms filed must be furnished to us by the executive officers, directors, and greater than 10% shareholders. To our knowledge, based solely on a review of the copies of such forms and amendments thereto received by us with respect to 2003, all
Section 16(a) filing requirements were met, although some were untimely. The following persons failed to report one or more transactions (as denoted in parenthesis) in a timely manner: M. Thomas Buxton III (5); Reggie Cook (1); David D'Arcangelo (1); Steven M. Dickey (5); Steve Hague (4); John Hail (1); Dennis Loney (2); and Harland Stonecipher (4).

Code of Ethics

     We have adopted the Advantage Marketing Systems Code of Ethics for our employees, officers and directors. Our Code of Ethics is publicly available on our website at www.amsonline.com. If we make any substantive amendments to our Code of Ethics or grant any waiver, including any implicit waiver, from a provision of this Code to our executive officers, we will disclose the nature of such amendment or waiver on our website.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     Our Executive Officers. The following Summary Compensation Table sets forth certain information relating to compensation for services rendered during the years ended December 31, 2003, 2002 and 2001, paid to or accrued for John W. Hail, our Chief Executive Officer, and each of our executive officers whose 2003 salary and bonus exceed $100,000.

                                                                                                        Long-Term
                                                                                                   Compensation Awards
                                                                                                 ------------------------
                                                           Annual Compensation                   Securities      Exercise
                                                         ---------------------                   Underlying       or Base
Name and Principal Position                   Year       Salary<F1>      Bonus       Other        Options         Price
---------------------------                   ----       ----------      -----       -----        -------         -----
John W. Hail............................    2003       $498,661        $     -      $     -        100,000        $ 1.31
  Chief Executive Officer                   2002       $456,041        $     -      $     -           -           $    -
                                            2001       $315,506        $     -      $     -        100,000        $ 2.65

David J. D'Arcangelo................        2003       $285,769        $     -      $     -        500,000        $ 1.31
  President                                 2002       $      -<F2>    $     -      $     -        200,000        $ 1.45
                                            2001       $      -<F3>    $     -      $     -           -           $    -

Reggie Cook...........................      2003       $167,985        $     -      $     -        100,000        $ 1.31
  Vice President and Chief Financial        2002       $162,028        $     -      $     -           -           $    -
  Officer                                   2001       $194,700        $     -      $     -         50,000        $ 2.65

Dennis Loney...........................     2003       $147,985        $     -      $     -        100,000        $ 1.31
  Vice President and Chief                  2002       $166,165        $     -      $     -           -           $    -
  Operating Officer                         2001       $158,700        $     -      $     -         50,000        $ 2.65

---------------

<F1>
         Dollar value of base salary earned during the year, including the use of automobiles for Messrs. Hail, Cook, and Loney, the value of which is less than 10% of each officers' total annual salary, is included in their annual compensation.

<F2>    Yearly salary was less than $100,000.

<F3>    Mr. D'Arcangelo was not an executive officer in 2001.


Aggregate Option Grants and Exercises in 2003 and Year End Option Values

     Stock Options and Option Values. The following table sets forth information related to the grant of stock options during 2003.

                                              Stock Options Granted
                             -------------------------------------------------------           Potential Realizable
                                             Percentage                                      Value at Assumed Annual
                               Number         of Total                                           Rates of Stock
                                 of            Options                                        Price Appreciation for
                               Shares        Granted to                                            Option Term
                             Underlying      Employees       Exercise     Expiration         -----------------------
                              Options         in 2003         Price          Date                5%            10%
                             ----------      ----------      --------     ----------           -----          -----
John W. Hail                  100,000           8%            $1.31     January 1, 2013       $82,000       $209,000
Chief Executive
  Officer

David J. D'Arcangelo          500,000          37%            $1.31     January 1, 2013      $412,000     $1,044,000
D'Arcangelo
  President

Reggie Cook                   100,000           8%            $1.31     January 1, 2013       $82,000       $209,000
Vice President and
  Chief Financial Officer

Dennis Loney                  100,000           8%            $1.31     January 1, 2013       $82,000       $209,000
Vice President and
  Chief Operating Officer

      Aggregate Stock Option Exercises in 2003 and Year End Option Values. The following table sets forth information related to the exercise of stock options during 2003 and the number and value of options held by the named executive officers at December 31, 2003.

                                 Stock Option Exercises and Year End Option Value Table

                                                                                                Value of Unexercised
                                                             Number of Unexercised                  In-the-Money
                               Shares                            Options as of                     Options as of
                              Acquired                         December 31, 2003                December 31, 2003<F1>
                                 on         Value       ------------------------------      ----------------------------
                              Exercise     Realized     Exercisable      Unexercisable      Exercisable     Unexerciable
                              --------     --------     -----------      -------------      -----------     ------------

John W. Hail                       -       $     -         267,239           182,761          $553,292         $416,208
Chief Executive Officer

David J. D'Arcangelo               -       $     -         300,000           400,000          $806,000       $1,112,000
President

Reggie Cook                        -       $     -          62,724           113,395          $110,459         $266,443
Vice President and
Chief Financial Officer

Dennis Loney                   2,100       $ 4,060          75,303           110,322          $114,288         $260,312
Vice President and
Chief Operating Officer

<F1>
     The closing  sale price of our common  stock as reported on the  American  Stock  Exchange on December 31, 2003 was
     $4.09. The per-share value is calculated based on the applicable closing price per share, minus the exercise price, multiplied by the number of shares of our common stock underlying the options.

Employment Agreements

     We have entered into a written employment with our President, David J. D'Arcangelo. The contract was for an initial one-year term, commencing November 25, 2002, and automatically renews for two successive one-year terms unless rejected by either party. The contract calls for a base salary of $180,000 per year, an annual incentive bonus of up to $200,000, contingent upon meeting certain performance goals, and non-qualified options to purchase up to 700,000 shares of our common stock at an exercise price of $1.40 per share. A total of 200,000 of Mr. D' Arcangelo's options vested in 2002. The employment agreement also contains provisions for graduated severance payments of up to 12 months of base pay, based on length of employment, if we terminate him without cause, disability payments, and a non-competition agreement preventing Mr. D'Arcangelo from engaging in a business deemed similar to ours for a period of one year from the cessation of his employment.

     On November 4, 2003, we entered into a written employment agreement with John W. Hail, our Chief Executive Officer. The contract is for an initial two-year term, commencing November 4, 2003, and may be extended for up to five successive one-year terms if we and Mr. Hail agree in writing. The contract calls for a base salary of $249,600 per year, a monthly variable salary equal to one percent (1%) of our gross revenues, and a discretionary year-end bonus determined by a majority vote of the Board of Directors. Mr. Hail will continue to receive the fringe benefits he presently receives. The agreement also contains provisions for graduated severance payments if we terminate Mr. Hail without cause, ranging from $350,000 to $183,000. In addition, if the employment period is extended beyond November 11, 2005, the monthly variable salary will cease and be replaced by a fixed supplemental payment to Mr. Hail, which will be in a gross amount necessary to cover all federal, state and local taxes and all employment taxes, and pay a net amount of $7,000 per month.

Compensation of Directors

     Directors who are not our employees receive $500 for each Board or Committee meeting attended. Directors who are also our employees receive no additional compensation for serving as directors. We reimburse our directors for travel and out-of-pocket expenses in connection with their attendance at meetings of the Board of Directors. Our Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Oklahoma law.

Compensation Committee Interlocks and Insider Participation

     At December 31, 2003, our Compensation Committee consisted of Messrs. Buxton and Hague. No member of the Compensation Committee was one of our officers or employees, an officer or employee of any of our subsidiaries or engaged in a related party transaction with us, during 2003. John W. Hail, our Chairman of the Board and Chief Executive Officer, serves on the Board of Directors of Pre-Paid Legal Services, Inc. Steve Hague, one of our directors and a member of our Compensation Committee, is also on the Board of Directors and Compensation Committee of Pre-Paid Legal Services, Inc. Harland Stonecipher, the Chairman of the Board and Chief Executive officer of Pre-Paid Legal Services, Inc. serves on our Board of Directors.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

     The following table presents certain information as to the beneficial ownership of our common stock as of April 28, 2004, of:

     o Each person who is known to us to be the beneficial owner of more than 5% of our common stock;

     o    Each of our directors, nominees for directors and executive officers;

     o    Our executive officers and directors as a group; and

     o    Their percentage holdings of our outstanding shares of common stock.

     For purposes of the following table, the number of shares and percent of ownership of our outstanding common stock that the named person beneficially owned on April 28, 2004, includes shares of our common stock that such person has the right to acquire within 60 days of April 28, 2004, upon exercise of options and warrants. However, such shares are not included for the purposes of computing the number of shares beneficially owned and percent of our outstanding common stock of any other named person.

                                                         Common Stock
                                                 -----------------------------
                                                    Shares         Percent of
                                                 Beneficially        Shares
Name and Address of Beneficial Owner                Owned          Outstanding
------------------------------------             ------------      -----------
John W. Hail(1)(2)............................     623,518             9.3%
Harland C. Stonecipher(3).....................     197,768             2.9%
Steven M.Dickey(1)(4).........................      32,000             0.5%
M. Thomas Buxton   III(1)(4)..................      22,000             0.3%
Steven R. Hague(1)(4).........................      30,000             0.4%
Reggie B.   Cook(1)(5)........................      67,611             1.0%
Dennis P.   Loney(1)(6).......................     159,764             2.4%
David J. D`Arcangelo(1)(4)....................     300,000             4.5%
Executive Officers and Directors as a group
  (nine persons)..............................   1,437,567            21.4%

---------------

(1) A director or an executive officer with a business address of 711 NE 39th Street, Oklahoma City, Oklahoma 73105.

(2) The number of shares and the percentage presented includes 285,588 shares of our common stock that are subject to currently exercisable stock options.

(3) Mr. Stonecipher is a director with a business address of 321 East Main Street, Ada, Oklahoma 74820, and Chairman of the Board and Chief Executive Officer of Pre-Paid Legal Services, Inc. The number of shares consist of and each percentage presented is based upon 180,768 shares of our outstanding common stock held by Pre-Paid Legal Services, Inc., which may be deemed to be beneficially owned by Mr. Stonecipher and 17,000 shares of our common stock that are subject to currently exercisable stock options.

(4) The number of shares and the percentage presented represent shares of our common stock that are subject to currently exercisable stock options.

(5) The number of shares and the percentage presented includes 65,671 shares of our common stock that are subject to currently exercisable stock options.

(6) The number of shares and the percentage presented includes 146,000 shares of our common stock that are subject to currently exercisable stock options held by Mr. Loney.

(7)  Equity Compensation Plan Information

                                     (a)                       (b)                         (c)
                                                                                    Number of securities
                                                                                   remaining available for
                                                                                    future issuance under
                                                                                    equity compensation
                            Number of securities to      Weighted-average              plans (excluding
                            be issued upon exercise     exercise price of                securities
                            of outstanding options,    outstanding options,             reflected in
Plan Category                 warrants and rights       warrants and rights              column (a))
-------------               ----------------------     --------------------        ------------------------
Equity plans approved by
security holders                  2,261,808                    $2.06                      863,192

Equity compensation plan
not approved by security
holders<F1>                         430,000                    $1.92                         -
                                  ---------                                               -------
Total                             2,691,808                    $2.04                      863,192
                                  =========                                               =======

<F1>
     Prior to approval of the 1995 Stock Option Plan, the Company issued 673,250 incentive stock options to employees and associates, 430,000 of which remain outstanding. These options have a term of 10 years, are exercisable, in whole or in part, at any time prior to the termination date, and have an exercise price of $1.75 to $2.00 per share. The options may be assigned or transferred, in whole or in part, so long as such assignment or transfer is in accordance with and subject to the provisions of the
     Securities Act of 1933, as amended, and the rules promulgated thereunder.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Set forth below is a description of transactions entered into between us and certain of our officers, directors and shareholders during the last fiscal year. Certain of these transactions may result in conflicts of interest between us and such individuals. Although these persons have fiduciary duties to us and our shareholders, there can be no assurance that conflicts of interest will always be resolved in our favor or in the favor of our shareholders.

     During 2003, 2002 and 2001, we received approximately $8,520, $7,069 and $15,231, respectively, from Pre-Paid Legal Services, Inc. ("Pre-Paid Legal"), a shareholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal. As of July 1, 2000, we began offering our employees access to the services provided by Pre-Paid Legal through an employee benefit option. We pay half of the cost for each employee electing to participate in the plan. During 2003, 2002 and 2001, we paid $5,532, $6,934 and $7,593, respectively, to
Pre-Paid Legal for these services. Our Chairman of the Board and Chief Executive Officer, John W. Hail, is a director of Pre-Paid Legal.

     During the first quarter of 1998, we agreed to loan John W. Hail up to $250,000. Subsequently, we also agreed to loan up to an additional $75,000. In 2000, an additional $200,000 was approved. On January 1, 2001 the outstanding balance on all the notes were combined into one note payable in monthly installments. The loans and extension were unanimously approved by the board of directors. These loans were collateralized by stock and property, and bear interest at 8% per annum. These loans were fully paid in 2003.

     Also during 2003, 2002 and 2001, we paid Mr. Loney and his wife sales bonuses of $25,460, $30,887 and $38,028, respectively. These bonuses were based upon purchases by them and their downline associates in accordance with our network marketing program applicable to all independent associates in effect at the time of the sales. Mr. Loney's wife is the daughter of John W. Hail.

     On December 17, 1996, we adopted policies that loans and other transactions with officers, directors and 5% or more shareholders will be on terms no less favorable than could be obtained from unaffiliated parties and approved by a majority of not less than two of the disinterested independent directors.

         In 2003, we executed an employment agreement with our Chairman of the Board, John W. Hail. In 2002, we executed an employment agreement with our President, David D'Arcangelo. The terms of these agreements are summarized under
Item 11 of this Form 10-K/A.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     Audit fees billed to us during the last two fiscal years ended December 31, 2003 for audit or review of our annual financial statements and those financial statements included in our quarterly reports on Forms 10-Q, and services normally provided in connection with our regulatory filings, totaled $69,850 for 2002 and $62,360 for 2003.

Audit-Related Fees

     Audit-related fees billed to us during the last two fiscal years ended December 31, 2003 for assurance and related services reasonable related to the audit or review of our financial statements, but not otherwise disclosed under the heading "Audit Fees" above, totaled $9,855 for 2002 and $900 for 2003. These fees related to the review of internal control documentation and preparation of management advisory comments.

Tax Fees

     Tax fees billed to us during the last two fiscal years ended December 31, 2003 for tax compliance, tax advice or tax planning totaled $9,990 for 2002 and $9,015 for 2003. Services provided to us by Grant Thornton LLP include filing corporate franchise and income tax returns.

All Other Fees

     There were no fees billed to us during the last two fiscal years ended December 31, 2003 for any other non-audit services. The Audit Committee has determined that the provision of non-audit services by Grant Thornton LLP did not impact the independence of Grant Thornton LLP.

     Pursuant to pre-approval policies and procedures set forth in the existing Audit Committee Charter, the Audit Committee approved 100% of the audit and audit-related services in 2002 and 2003. The Audit Committee did not pre-approve the provision of tax services in 2002 and 2003. The Audit Committee currently approves in advance all audit and non-audit services to be performed for us by our independent accountants.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)(3)  Exhibits

Exhibit No.       Description
-----------       -----------
  31.1            Chief Executive Officer Certification, filed herewith.

  31.2            Chief Financial Officer Certification, filed herewith.

  32.1 Section 1350 Certification of our Chief Executive Officer, filed herewith.

  32.2 Section 1350 Certification of our Chief Financial Officer, filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  REGISTRANT:

                                  ADVANTAGE MARKETING SYSTEMS, INC.


Date:  April 29, 2004             By:  JOHN W. HAIL
                                       John W. Hail, Chief Executive Officer,
                                         Chairman of the Board and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 29, 2004             By:  JOHN W. HAIL
                                       John W. Hail, Chief Executive Officer,
                                         Chairman of the Board and Director



Date: April 29, 2004              By:  REGGIE B. COOK
                                       Reggie B. Cook, Chief Financial Officer,
                                         Secretary Treasurer and Director


Date: April 29, 2004              By:  DAVID J. D'ARCANGELO
                                       David J. D'Arcangelo, President and
                                         Director


Date: April 29, 2004              By:  M. THOMAS BUXTON III
                                       M. Thomas Buxton III, Director


Date: April 29, 2004              By:  STEVEN M. DICKEY
                                       Steven M. Dickey, Director


Date: April 29, 2004              By:  HARLAND C. STONECIPHER
                                       Harland C. Stonecipher, Director


Date: April 29, 2004              By:  STEVEN R. HAGUE
                                       Steven R. Hague, Director

                                 EXHIBIT INDEX

Exhibit
  No.     Description                              Method of Filing
  ---     -----------                              ----------------

31.1      Certificate of Chief Executive Officer   Filed herewith electronically
          required under Section 302 of
          Sarbanes-Oxley Act

31.2      Certificate of Chief Financial Officer   Filed herewith electronically
          required under Section 302 of
          Sarbanes-Oxley Act

32.1      Certificate of Chief Executive Officer   Filed herewith electronically
          required under Section 906 of
          Sarbanes-Oxley Act

32.2      Certificate of Chief Financial Officer   Filed herewith electronically
          required under Section 906 of
          Sarbanes-Oxley Act