Form 10-Q
period 2004-03-31
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 2004-05-11
CIK 841866

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

    (X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 2004

                                       or

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

                    711 NE 39th Street
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

                                  Yes ( ) No (X)

On April 30, 2004, we had outstanding 6,736,856 shares of our common stock, $.0001 par value.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                Table of Contents

Part I - Financial Information........................................................                       3
Item 1. Financial Statements..........................................................                       3
        Consolidated Balance Sheets...................................................                       3
        Consolidated Statements of Operations.........................................                       4
        Consolidated Statements of Cash Flows.........................................                       5
        Notes to Consolidated Financial Statements....................................                       6
        Report of Independent Certified Public Accountants............................                      13
Item 2. Management's Discussion and Analysis of Financial Condition and Results                             14
            of Operations.............................................................
Item 3. Quantitative and Qualitative Disclosures About Market Risk....................                      18
Item 4. Controls and Procedures.......................................................                      18
Part II - Other Information...........................................................                      19
Item 1. Legal Proceedings.............................................................                      19
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
        of Equity Securities..........................................................                      19
Item 3. Defaults Upon Senior Securities...............................................                      19
Item 4. Submission of Matters to a Vote of Security Holders...........................                      19
Item 5. Other Information.............................................................                      19
Item 6. Exhibits and Reports on Form 8-K..............................................                      19

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

                          PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003

                                                                                     MARCH 31,      DECEMBER 31,
                                                                                       2004             2003
                                                                                   ------------    --------------
                                                                                   (Unaudited)
                                  ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .....................................................   $    870,810    $    2,309,281
 Marketable securities, available for sale, at fair value ......................      5,434,191         1,876,978
 Receivables ...................................................................        174,934           416,919
 Prepaid taxes and income tax receivable .......................................        464,975           464,975
 Inventory .....................................................................        887,801           901,529
 Deferred income taxes .........................................................          4,854             4,854
 Other assets ..................................................................        266,969            41,212
                                                                                   ------------    --------------
              Total current assets .............................................      8,104,534         6,015,748
RECEIVABLES ....................................................................        237,780           232,809
PROPERTY AND EQUIPMENT, net ....................................................      3,486,359         3,461,733
COVENANTS NOT TO COMPETE and other intangibles, net ............................        538,550           558,004
DEFERRED INCOME TAXES ..........................................................      1,832,553         1,883,172
OTHER ASSETS ...................................................................         49,520            52,553
                                                                                   ------------    --------------
 TOTAL .........................................................................   $ 14,249,296    $   12,204,019
                                                                                   ============    ==============
                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable ..............................................................   $    200,721    $      357,696
 Accrued commissions and bonuses ...............................................        326,350           215,062
 Accrued other expenses ........................................................        182,925           328,136
 Accrued sales tax liability ...................................................        123,763           130,185
 Notes payable .................................................................            ---           485,161
 Capital lease obligations .....................................................         69,462            78,954
                                                                                   ------------    --------------
          Total current liabilities ............................................        903,221         1,595,194
LONG-TERM LIABILITIES:
 Notes payable .................................................................            ---         1,504,009
 Capital lease obligations .....................................................        133,395           142,880
 Deferred compensation .........................................................        668,073           668,073
                                                                                   ------------    --------------
         Total liabilities .....................................................      1,704,689         3,910,156
                                                                                   ------------    --------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS' EQUITY (NOTE 9)
 Common stock - $.0001 par value; authorized 495,000,000 shares; issued
      7,163,265 and 5,905,307 shares, outstanding 6,690,470 and 5,432,512
      shares, respectively .....................................................            716               590
 Paid-in capital ...............................................................     19,330,207        15,160,183
 Notes receivable for exercise of options ......................................        (31,000)          (31,000)
 Accumulated deficit ...........................................................     (4,633,650)       (4,687,718)
 Accumulated other comprehensive gain, net of tax ..............................        122,810            96,284
                                                                                   ------------    --------------
          Total capital and accumulated deficit ................................     14,789,083        10,538,339
 Less cost of treasury stock (472,795 shares, common) ..........................     (2,244,476)       (2,244,476)
                                                                                   ------------    --------------
          Total stockholders' equity ...........................................     12,544,607         8,293,863
                                                                                   ------------    --------------
TOTAL ..........................................................................   $ 14,249,296    $   12,204,019
                                                                                   ============    ==============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                 ------------   -------------
                                                                     2004          2003
                                                                 ------------   -------------
Net sales ....................................................   $  4,473,249   $  4,614,153

Cost of sales ................................................      2,823,629      3,226,525
                                                                 ------------   ------------

     Gross profit ............................................      1,649,620      1,387,628

Marketing, distribution and administrative expenses:
  Marketing ..................................................        225,221        391,525
  Distribution and administrative ............................      1,392,276      1,395,949
                                                                 ------------   ------------
  Total marketing, distribution and administrative ...........
      expenses                                                      1,617,497      1,787,474
                                                                 ------------   ------------

     Income (loss) from operations ...........................         32,123       (399,846)

Other income (expense):

Interest and dividends, net ..................................         46,099        (22,692)

Other, net ...................................................         10,414        (21,298)
                                                                 ------------   ------------

     Total other income (expense) ............................         56,513        (43,990)
                                                                 ------------   ------------

Income (loss) before taxes ...................................         88,636       (443,836)

Income tax expense (benefit) .................................         34,568       (173,096)
                                                                 ------------   ------------

Net income (loss) ............................................   $     54,068   $   (270,740)
                                                                 ============   ============

Net income (loss) per common share - basic ...................   $       0.01   $       (.06)
                                                                 ============   ============

Net income (loss) per common share - assuming dilution .......   $       0.01   $       (.06)
                                                                 ============   ============

Weighted average common shares outstanding - basic ...........      6,487,463      4,424,314
                                                                 ============   ============

Weighted average common shares outstanding - assuming dilution      7,957,966      4,424,314
                                                                 ============   ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                                       MARCH 31,        MARCH 31,
                                                                                         2004             2003
                                                                                     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................................................   $      54,068    $    (270,740)

  Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
         Depreciation and amortization ...........................................         220,991          242,820
         Gain (loss) on sale of assets ...........................................          (8,703)           8,877
         Realized loss on sale of marketable securities ..........................           3,757           17,093
         Deferred taxes ..........................................................          34,568         (173,096)
         Stock issued for services ...............................................          14,000               --
         Employee compensation recognized upon exercise of stock options .........          25,062               --
         Changes in assets and liabilities which provided (used) cash:
           Receivables ...........................................................         257,930          122,929
           Inventory .............................................................          13,728           94,904
           Other assets ..........................................................        (225,758)        (281,318)
           Accounts payable and accrued expenses .................................        (197,319)         236,847
                                                                                     -------------    -------------
                Net cash provided by (used in) operating activities ..............         192,324           (1,684)
                                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ............................................        (247,627)        (245,253)
  Sales of property and equipment ................................................          33,199            4,422
  Receipts on notes receivable ...................................................         (20,915)              --
  Purchases of marketable securities, available for sale .........................      (7,032,864)        (500,906)
  Sales of marketable securities, available for sale .............................       3,514,472          491,857
  Payments on advances to affiliates .............................................              --           13,935
                                                                                     -------------    -------------
               Net cash used in investing activities .............................      (3,753,735)        (235,945)
                                                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .........................................         152,870               --
  Proceeds from exercise of warrants .............................................       3,978,217               --
  Principal payment on notes payable .............................................      (1,989,170)        (119,658)
  Principal payment on capital lease obligations .................................         (18,977)         (33,280)
                                                                                     -------------    -------------
                Net cash provided by (used in) financing activities ..............       2,122,940         (152,938)
                                                                                     -------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ........................................      (1,438,471)        (390,567)
CASH AND CASH EQUIVALENTS, BEGINNING .............................................       2,309,281        1,207,299
                                                                                     -------------    -------------
CASH AND CASH EQUIVALENTS, ENDING ................................................   $     870,810    $     816,732
                                                                                     =============    =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE
                      MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

1.    UNAUDITED INTERIM FINANCIAL STATEMENTS

         The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended December 31, 2003.

         The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2004.

2.    SIGNIFICANT ACCOUNTING POLICIES

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" (VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46, as revised by FIN 46 (R), addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which a company obtains an interest after that date. The Company has not created or obtained an interest in any VIEs. In addition, the interpretation became applicable on December 31, 2003 for special purpose entities (SPEs) created prior to February 1, 2003. As of March 31, 2004, the Company had no SPEs for which it was considered the primary beneficiary. For non-SPEs in which a company holds a variable interest that it acquired before February 1, 2003, the FASB has postponed the date on which the interpretation will become applicable to March 31, 2004. The Company has determined the adoption of the provisions of FIN 46, as revised by FIN 46 (R), does not have a material effect on its financial condition or results of operations.

         In December 2003, the Staff of the SEC issued Staff Accounting Bulletin
      (SAB) No. 104, "Revenue Recognition," which supersedes SAB No. 101. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 and the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" related to multiple element revenue arrangements in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company does not expect the issuance of SAB No. 104 to significantly impact its current revenue recognition policies.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation". The standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In compliance with SFAS No. 148, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB No. 25. Accordingly, no compensation cost has been recognized for stock options granted in the accompanying consolidated financial statements. The following pro forma data is calculated net of tax as if compensation cost for the Company's stock-based compensation awards was determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE
                      MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ------------    ------------
                                                        2004            2003
                                                    ------------    ------------
Net income (loss) as reported ...................   $     54,068    $   (270,740)
  Adjustment, net of tax ........................        (56,134)        (37,792)
                                                    ------------    ------------
Proforma net loss ...............................   $     (2,066)   $   (308,532)
                                                    ============    ============
Net income (loss) per common share as
reported ........................................   $        .01    $       (.06)
  Adjustment, net of tax ........................           (.01)           (.01)
                                                    ------------    ------------
Proforma net income (loss) per common
  share .........................................   $        ---    $       (.07)
                                                    ============    ============
Proforma net income (loss) per common share -
  assuming dilution .............................   $        ---    $       (.07)
                                                    ============    ============
Weighted average common shares
  outstanding ...................................      6,487,463       4,424,314
                                                    ============    ============
Weighted average common shares
  outstanding -  assuming dilution ..............      7,957,966       4,424,314
                                                    ============    ============

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: risk-free interest rates of 2.72 and 2.77 percent; no dividend yield or assumed forfeitures; an expected life of five years; and volatility of 82.1 and 64.0 percent. The pro forma amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year. In January 2003, the Company adopted a new stock incentive plan, under which options were issued in the first quarter of 2004. This plan was approved at the 2003 annual meeting of shareholders.

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

            Net unrealized gains, net of tax, of approximately $27,000 were included in accumulated other comprehensive gain/loss for the three months ended March 31, 2004 and net unrealized losses, net of tax, of approximately $8,285 were included in accumulated other comprehensive loss for the three months ended March 31, 2003. Total comprehensive income for the three months ended March 31, 2004 was $96,645, and total comprehensive loss for the three months ended March 31, 2003 was $284,038.

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE
                      MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

4.    NOTES PAYABLE

             Notes payable consists of the following:

                                                                                    MARCH 31,    DECEMBER 31,
                                                                                      2004           2003
                                                                                  ------------   ------------
Note payable to bank, with interest at prime less .25% (3.75% at
December 31, 2003), payable in monthly installments of principal and interest, due on September 30, 2006, collateralized by warehouse
and equipment .................................................................       $   ----   $    853,270

Note payable to bank, with interest at prime less .25% (3.75% at
December 31, 2003), payable in monthly installments of principal and
interest, due on September 30, 2006, collateralized by certain assets ..........          ----        145,950

Note payable to RMS Limited Partnership, 7.5% effective rate, payable in 60
monthly installments net of discount of  $80,069 at December 31, 2003 ..........          ----        961,606

5.0% note payable to Lexus Motor Credit, payable in monthly installments of
$588.59 .......................................................................           ----         28,344
                                                                                  ------------   ------------
                                                                                          ----      1,989,170
  Less current maturities .....................................................           ----        485,161
                                                                                  ------------   ------------
                                                                                      $   ----   $  1,504,009
                                                                                  ============   ============

      All of the notes payable and long-term debt was paid in full in January 2004, using proceeds from the exercise of outstanding warrants.

5.    INCOME (LOSS) PER SHARE

            Income (loss) per common share - basic is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period. Income (loss) per common share - assuming dilution is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method.

            The following is a reconciliation of the common shares used in the calculations of income (loss) per common share - basic and income (loss) per common share - assuming dilution:

                                                                             INCOME          SHARES       PER SHARE
                                                                          (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                                         -------------   -------------    ----------
Weighted average common shares outstanding: For the
three months ended March 31, 2004:
  Income  per common share:
     Income available to common stockholders..........................   $      54,068      6,487,463     $     0.01
                                                                                                          ==========
  Income per common share - assuming dilution:
     Options..........................................................              --      1,470,503
                                                                         -------------     ----------
     Income available to common stockholders plus
        assumed conversions...........................................   $      54,068      7,957,966     $     0.01
                                                                         =============     ==========     ==========
For the three months ended March 31, 2003:
Loss per common share:
     Loss available to common stockholders............................   $    (270,740)     4,424,314     $     (.06)
                                                                                                          ==========
  Loss per common share - assuming dilution:
     Options..........................................................              --             --
                                                                         -------------     ----------
     Loss available to common stockholders plus
        assumed conversions...........................................   $    (270,740)     4,424,314     $     (.06)
                                                                         =============     ==========     ==========

            Options to purchase 143,925 shares of common stock at exercise prices ranging from $4.50 to $6.13 per share were outstanding for the three months ended March 31, 2004, but were not included in the

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE
                      MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

      computation of income (loss) per common share - assuming dilution because inclusion of the options was antidilutive.

            Options to purchase 2,620,115 shares of common stock at exercise prices ranging from $1.31 to $6.13 per share were outstanding for the three months ended March 31, 2003, but were not included in the computation of income (loss) per common share - assuming dilution because there was a net loss for the quarter.

            Warrants to purchase 1,874,768 shares of common stock at exercise prices ranging from $3.40 to $5.40 per share were outstanding at March 31, 2003, but were not included in the computation of earnings per common share - assuming dilution because there was a net loss for the quarter.

            As part of the LifeScience Technologies Acquisition, the sellers received monthly cash payments in an amount equal to the greater of $41,667 or 5% of LifeScience Technologies product sales. The sellers had the election to take each monthly payment in shares of common stock rather than cash at $3.00 per share exercise price, but could not acquire more than 860,000 shares pursuant to elections. None of the shares of common stock subject to this election right were included in the computation of earnings (loss) per common share - assuming dilution for the three months ended March 31, 2003 because there was a net loss for the quarter. The balance of the acquisition price, including interest, was paid in full on January 29, 2004.

6.    DEFERRED TAXES

            On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Valuation allowances have been established for certain operating loss and credit carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices and costs. The outlook for determination of this allowance is calculated on the Company's historical taxable income, its expectations for the future based on a rolling twelve quarters, and available tax-planning strategies. Based on this determination, management expects that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as offsets to the tax consequences of future taxable income. The Company has net operating loss carryforwards of $2,514,000 available to reduce future taxable income, which will begin to expire in 2023.

7.    COMMITMENTS AND CONTINGENCIES

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

            The effective date of this regulation was April 12, 2004. The Company complied, and ceased all sales and advertisement of AM-300 and any other ephedra-containing supplement on April 12, 2004. The FDA has indicated that it will now consider whether alternatives to Ephedra and other weight loss and energy stimulants (such as bitter orange) similarly carry an unreasonable risk. These proposals to

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE
                      MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

      limit stimulant ingredients, if finalized, may necessitate reformulations of some of the Company's weight loss products.

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

            The Texas Department of Health promulgated a new regulation, which became effective on January 1, 2001. The regulation requires a warning to appear on the product label indicating that the sale of ephedra-containing products to minors is illegal. The Company's AM-300 labels comply with this regulation. Again, after April 12, 2004 no sales of ephedrine-containing supplements were allowed nationally, and thus state regulations such as this are superceded and moot.

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

      Advertising and Website. The FDA considers website promotional content to constitute "labeling," and thus the Company's website must not contain disease claims or drug claims, but only permissible structure/function claims. The Federal Trade Commission, or FTC, governs the advertising of dietary supplements, in any medium or vehicle--print ads, radio spots, infomercials, etc.--including on Internet ads and websites. The fundamental FTC rule is that all material advertising claims, whether express (direct) or implied, must be substantiated by reliable and competent scientific evidence. Because the Company's website must comply with both FDA and FTC regulations, management routinely asks its regulatory compliance counsel to review certain web pages, especially the content of new product promotions. When necessary, regulatory counsel also reviews the scientific substantiation for particular claims (again, especially for new products such as Prime One, an anti-stress and weight loss product) to determine if it is sufficient, and also that there are no disease claims present, the main FDA issue. Any major website revision will be reviewed by counsel.

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

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE
                      MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

      unauthorized, and their creators would be solely liable for defending any regulatory enforcement actions.

            PRODUCT LIABILITY - The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company maintains a claims made policy, with limited liability insurance coverage. The limits of this coverage are $1,000,000 per occurrence and $2,000,000 in the aggregate. Products containing ephedra, which represented approximately 31.0% of the Company's first quarter 2004 net revenue, are not covered by the Company's product liability insurance. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the manufacturers of the Company's products carry product liability insurance, which covers the Company's products. Although the Company has never had a product liability claim, such claims against the Company could result in material losses to the Company.

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

8.    DEFERRED COMPENSATION

            On November 4, 2003 the Company entered into a written employment agreement with John W. Hail, Chief Executive Officer, or the Executive. The contract is for an initial two-year term, commencing November 4, 2003, and may be extended for up to five successive one-year terms if the Company and the Executive agree in writing. The contract calls for a base salary of $249,600 per year, a monthly variable salary equal to one percent (1%) of the Company's gross revenues, and a discretionary year-end bonus determined by a majority vote of the Board of Directors. The agreement also contains provisions for graduated severance payments if the Company terminates the Executive without cause. In addition, if the employment period is extended beyond November 11, 2005, the monthly variable salary will cease and be replaced by a fixed supplemental payment to the Executive, which will be in a gross amount necessary to cover all federal, state and local taxes and all employment taxes, and pay a net amount of $7,000 per month. At March 31, 2004, the discounted value of those fixed supplemental payments was approximately $668,000.

9.    CHANGES IN STOCKHOLDERS' EQUITY

            The following table sets forth changes in stockholder equity between December 31, 2003 and March 31, 2004:

                                    March 31, 2004    December 31, 2003
                  -----------------------------------------------------
                  Common Stock      $          716       $        590
                  Paid in Capital       19,330,207         15,160,183

            Common stock increased $126, or 21.4% to $716 at March 31, 2004 from $590 at December 31, 2003, due to the issuance of 5,000 shares of common stock for consulting services, the exercise of approximately 90,000 stock options and the exercise of approximately 1,170,000 outstanding warrants.

            Paid in capital increased $4,170,024, or 27.5% to $19,330,207 at March 31, 2004 from $15,160,183 at December 31, 2003. The increase in paid in capital was due to:

                        ADVANTAGE MARKETING SYSTEMS, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE
                      MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

      -     Approximately $14,000 related to issuance of stock for services;

      -     Approximately $178,000 related to exercise of stock options; and

      - Approximately $4,000,000 related to the exercise of outstanding warrants.

                                     ******

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Advantage Marketing Systems, Inc.

      We have reviewed the accompanying consolidated balance sheet of Advantage Marketing Systems, Inc. and Subsidiaries as of March 31, 2004, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

      Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements, as of March 31, 2004 and for the periods ended March 31, 2004 and 2003, for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Advantage Marketing Systems, Inc. and Subsidiaries as of December 31, 2003 and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein) and, in our report dated February 17, 2004, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

GRANT THORNTON LLP

Oklahoma City, Oklahoma
April 21, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      We market a product line consisting of approximately sixty products in three categories; weight management, dietary supplement and personal care products. These products are marketed through a network marketing organization in which independent associates purchase products for resale to retail customers as well as for their own personal use.

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

      Throughout this report, "net sales" represents the gross sales amounts reflected on our invoices to our associates, including freight income, less associate discounts and sales returns. All of our products include a customer satisfaction guarantee. Our products may be returned within 30 days of purchase for a full refund or credit toward the purchase of another product. We also have a buy-back program whereby we repurchase products sold to an independent associate (subject to a restocking fee), provided the associate terminates his/her associateship agreement with us and returns the product within 12 months of original purchase in marketable condition. We receive our net sales price in cash or through credit card payments upon receipt of orders from associates.

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

      We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies". SFAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. Many legal and tax contingencies can take years to resolve. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. However, an adverse outcome in these matters could have a material impact on our results of operations, financial condition and cash flows. No amounts were accrued for such uncertainties as of March 31, 2004.

RESULTS OF OPERATIONS

      The following table sets forth, as a percentage of our net sales, selected results of operations for the three months ended March 31, 2004 and 2003. The selected results of operations are derived from our unaudited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

                                                     FOR THE THREE MONTHS ENDED
                                           -------------------------------------------------
                                                              MARCH 31,
                                           -------------------------------------------------
                                                      2004                      2003
                                           -----------------------   ------------------------
                                             AMOUNT        PERCENT      AMOUNT        PERCENT
                                           -------------   -------   -----------      -------
Net sales ..............................   $   4,473,249    100.0%   $   4,614,153     100.0%
                                           -------------    -----    -------------     -----
Cost of sales:
  Commissions and
     bonuses ...........................       1,771,856     39.6        2,038,236      44.2
  Cost of products .....................         713,029     15.9          780,133      16.9
  Cost of shipping .....................         338,744      7.6          408,156       8.8
                                           -------------    -----    -------------     -----
    Total cost of sales ................       2,823,629     63.1        3,226,525      69.9
                                           -------------    -----    -------------     -----
  Gross profit .........................       1,649,620     36.9        1,387,628      30.1

Marketing, distribution
and administrative expenses:

  Marketing ............................         225,221      5.1          391,525       8.5
  Distribution and administrative ......       1,392,276     31.1        1,395,949      30.2
                                           -------------    -----    -------------     -----
Total marketing, distribution and
  administrative expenses ..............       1,617,497     36.2        1,787,474      38.7
                                           -------------    -----    -------------     -----
  Income (loss) from operations ........          32,123      0.7         (399,846)     (8.6)

Other income (expense):
Interest, net ..........................          46,099      1.0          (22,692)     (0.5)
Other, net .............................          10,414      0.3          (21,298)     (0.5)
                                           -------------    -----    -------------     -----
Total other income (expense) ...........          56,513      1.3          (43,990)     (1.0)
                                           -------------    -----    -------------     -----
Income (loss) before taxes .............          88,636      2.0         (443,836)     (9.6)
Tax expense (benefit) ..................          34,568      0.8         (173,096)     (3.7)
                                           -------------    -----    -------------     -----
Net income (loss) ......................   $      54,068      1.2%   $    (270,740)     (5.9)%
                                           =============    =====    =============     =====

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

      Our net sales during the three months ended March 31, 2004 decreased by $140,904, or 3.1%, to $4,473,249 from $4,614,153 during the three months ended
March 31, 2003. The sales decrease is due to the decrease in number of associate autoships experienced by us in late 2003. We have historically earned a material portion of our revenues from our AM-300 product, which contains ephedra. In 2003, the FDA banned the use of ephedra in nutritional supplements. This ban was effective April 12, 2004. Sales of our AM-300 product totaled approximately $1.4 million in the first quarter of 2004, as compared to sales of approximately $1.9 million in the same period of 2003. While the FDA's decision had an adverse effect on our 2003 revenues, we had been preparing for this contingency. Over the last several years, through strategic acquisitions, product redevelopment and refocus of weight loss products, we have built a multi-product peak performance, weight loss and nutritional product line that is predominately non-ephedra. We have seen positive results in converting our AM-300 customers to AM-300 Ephedra Free or other weight loss products in states like New York, Illinois and California that have previously banned ephedra. A majority of the customers in those states have chosen one or more of our other performance-based weight loss and nutritional products. We anticipate the same positive results with our remaining AM-300 customers. As a result, we do not anticipate that the FDA ban on ephedra will materially impact our financial condition or results of operations.

      On March 6, 2004, we announced the launch of our three-phase 2004 mass marketing preferred customer acquisition program using a free trial format. The three products, Prime One, AM-300 fat burning solution and the ToppFast meal replacement shake, are packaged in two free trial programs and represent the Company's core adaptogen and weight loss products, targeting consumer demand for increased energy, reduced belly fat and recognizable weight loss.

      On April 5, 2004, we announced March results of our new customer acquisition program totaling 2,813 new preferred customers, far surpassing the initial projection of 1,500. The customer acquisition program is in the early stage of phase I of a three-phase rollout that will continue throughout 2004. Phase I started with the rollout of the program to the sales associates followed by phase II, a pending full Internet release and phase III, a mass marketing media campaign which the Company is currently exploring.

      Product autoships from new associates increased 460% in March 2004 over February 2004. Also in March, 3,516 new sales associates and preferred customers joined AMS, compared to 743 in February 2004 and 979 in March 2003. Total sales for March were up 13% over the prior month and 3% over the same period in the prior year.

      Our cost of sales during the three months ended March 31, 2004 decreased by $402,896, or 12.5%, to $2,823,629 from $3,226,525 during the same period in
2003. Total cost of sales, as a percentage of net sales, decreased to 63.1% during the three months ended March 31, 2004 from 69.9% during the same period in 2003. The decrease in cost of sales was attributable to:

      - A decrease of $266,380 in associate commissions and bonuses, primarily due to a change in the compensation plan to accommodate the addition of bonus pools, along with the greater sales from newer downline business versus older downline business, which pays less commissions;

      - A decrease of $67,104 in the cost of products sold due to the implementation of a perpetual inventory system in the second quarter of 2003 and decreased sales; and

      - A decrease of $69,412 in shipping costs primarily due to decreased sales.

      The factors discussed above resulted in an increase in gross profit of $261,992, or 18.9%, to $1,649,620 for the three months ended March 31, 2004 from $1,387,628 for the same period in 2003.

      Marketing expenses decreased $166,304, or 42.5%, to $225,221 during the three months ended March 31, 2004, from $391,525 during the same period in 2003. The decrease in expense was primarily attributable to:

      -     A decrease in employee costs of approximately $30,000;

      -     A decrease in promotion expenses of approximately $51,000;

      - A decrease in travel costs of approximately $37,000 related to less outside travel of executives and our nutition expert; and

      - A decrease in general expenses such as postage, telephone expense, and office supplies of approximately $18,000.

      Distribution and administrative expense was virtually flat at $1,392,276 for the three months ended March 31, 2004 compared to $1,395,949 for the three months ended March 31, 2003. The marketing, distribution and administrative expenses as a percentage of net sales decreased to 36.2% during the three months ended March 31, 2004 from 38.7% during the same period in 2003.

      Management expects marketing, distribution and administrative expenses to continue at or near the current dollar level.

      Our net other income (reduced by other expense) increased by $100,503 to net other income of $56,513 at March 31, 2004, from a net other expense of $43,990 during the same period in 2003, primarily due to a decrease in interest expense, related to the repayment of all outstanding debt in January 2004.

      Our income (loss) before taxes increased $532,472 to income of $88,636 for the first three months of 2004, compared to a loss of $443,836 during the same period in 2003. Income (loss) before taxes as a percentage of net sales was 2.0% and (9.6%) for the three months ended March 31, 2004 and 2003, respectively. Income tax expense (benefit) for the first quarter 2004 and 2003 was $34,568 and ($173,096). Our net income (loss) increased $324,808, to net income of $54,068 for the three months ended March 31, 2004, from a net loss of $270,740 for the same period in 2003. This increase was attributable to:

      - The increase in gross profit to $1,649,620 during 2004 from $1,387,628 during 2003;

      - The decrease in marketing, distribution and administrative expense to $1,617,497 during 2004 from $1,787,474 during 2003; and

      - The increase in net other income to $56,513 during 2004 from net other expense of $43,990 during 2003.

Net income (loss) as a percentage of net sales increased to 1.2% for the three months ended March 31, 2004, from (5.9%) during the same period in 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities"
(VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46, as revised by FIN 46 (R), addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which a company obtains an interest after that date. We have not created or obtained an interest in any VIEs. In addition, the interpretation becomes applicable on December 31, 2003 for special purpose entities (SPEs) created prior to February 1, 2003. As of March 31, 2004, we had no SPEs for which we were considered the primary beneficiary. For non-SPEs in which a company holds a variable interest that it acquired before February 1, 2003, the FASB has postponed the date on which the interpretation will become applicable to March 31, 2004. We have determined the adoption of the provisions of FIN 46, as revised by FIN 46 (R), does not have a material effect on our financial condition or results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

      Our primary source of liquidity has been cash provided by sales of our marketable securities and our operating activities. In January 2004, we added cash of approximately $1.2 million from the exercise of outstanding warrants. Using a portion of the proceeds from the exercise of warrants, we repaid all debt, totaling $1,504,009, resulting in a decrease in interest expense of approximately $60,000. At March 31, 2004, we had working capital of $7,201,313, compared to $4,420,554 at December 31, 2003. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses, and will be provided by our operating activities and existing cash and cash equivalents. During the three months ended March 31, 2004, net cash provided by operating activities was $192,324, net cash used in investing activities was $3,753,735 and net cash provided by financing activities was $2,122,940. This represented a net decrease in cash during this period of $1,438,471.

      In 2001, we completed construction of a 23,346 square foot distribution and call center facility in Oklahoma City. This project was funded, in part, with bank loans of $980,000 for the land and building and $166,216 for the warehouse equipment. Both loans were with Bank One Oklahoma, N.A. and accrued interest at an annual rate of .25% under the prime rate. The loans were retired in January 2004. As of January 31, 2004, we had no long-term debt outstanding.

ITEM  3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our balance sheet includes marketable securities, which we believe are conservative blends of income and growth investments resulting in moderate market risk. We invest in equity marketable securities to generate capital growth, and fixed-income marketable securities to provide current income. Because of the nature of these investments, total return and risk will be affected by both current interest rates and equity market movements. Our fixed income investments of approximately $2,600,000 are subject to interest risk only. We have approximately $2,800,000 of equity investments that are exposed to market risk.

      INTEREST RATE RISK. We currently maintain an investment portfolio of high-quality fixed-income marketable securities. All securities are available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders equity. We do not hedge our investment portfolio. Fixed-income investments with a maturity date of three months or less at the date of purchase are deemed to be cash equivalents. Any remaining fixed-income securities are considered short-term and mainly consist of investments in U.S. Treasury notes and bonds.

      The following table lists our cash equivalents and our short-term fixed-income marketable securities at March 31, 2004 and December 31, 2003:

                                     MARCH 31, 2004                                 DECEMBER 31, 2003
                       ---------------------------------------------   -----------------------------------------
                          AVERAGE                          FAIR           AVERAGE                       FAIR
                       INTEREST RATE       COST           VALUE        INTEREST RATE      COST          VALUE
                       -------------   ------------   --------------   -------------   -----------   -----------
Cash equivalents...         --         $     18,922   $       18,922           --      $    17,709   $    17,709
Short-term
  Investments......         --            2,642,270        2,642,238           --          787,551       786,855
                                       ------------     ------------                   -----------     ---------
                                       $  2,661,192   $    2,661,160                   $   805,260   $   804,564
                                       ============     ============                   ===========     =========

      The fair value of the cash equivalents and fixed-income marketable securities increased $1,856,596 during the three months ended March 31, 2004 to $2,661,192 from $804,564 at December 31, 2003. This increase was primarily due to the purchase of fixed-income securities of approximately $1,800,000, purchased with cash from the exercise of our outstanding warrants.

      EQUITY MARKET RISKS. We currently maintain an investment portfolio of equity securities. All securities are available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders equity. We do not engage in hedging our equity portfolio or otherwise purchase derivative securities. Because of the quality of our portfolio and liquid nature of our equity investments, we do not consider the market risk related to these investments to be material. At March 31, 2004, our equity investments had a value of $2,773,031 compared to $1,072,414 at December 31, 2003, primarily due to the purchase of mutual fund equity investments, purchased with cash from the exercise of our outstanding warrants.

      We attempt to manage our interest and market risk by evaluating and purchasing what we believe to be the best investment securities and rates of return available.

ITEM 4.    CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as required by Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. Our Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

            On December 10, 2003, our Board of Directors authorized the redemption of all of our outstanding 1997-A warrants, Redeemable Common Stock Purchase Warrants and Underwriter's Warrants. We completed the redemption of our outstanding 1997-A warrants, Redeemable Common Stock Purchase Warrants and Underwriter's Warrants on January 16, 2004.

----------------------------- ------------------------------------------------- ----------------------
                (a) Total                     (c) Total Number of         (d) Maximum Number (or
                Number of        (b)            Shares (or Units)      Approximate dollar Value) of
                Shares (or   Average Price    Purchased as Part of   Shares (or Units) that May Yet be
                  Units)     Paid per Share    Publicly Announced       Purchased Under the Plans or
 Period         Purchased      (or Unit)       Plans or Programs                 Programs
------------------------------------------------------------------------------------------------------
 Month #1
01/01/2004
 through
01/31/2004       147,049     $        0.081        147,049                    ---
------------------------------------------------------------------------------------------------------
 Month #2
02/01/2004
 through
02/29/2004         ---       $          ---          ---                      ---
------------------------------------------------------------------------------------------------------
 Month #3
03/01/2004
 through
03/31/2004         ---       $          ---          ---                      ---
------------------------------------------------------------------------------------------------------

On January 14, 2004, we sold 5,000 shares of common stock to a consultant in exchange for approximately $14,000 of services. The sale was exempt from registration pursuant to Section 4(2) of the Securities Exchange Act of 1933.

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

31.1 Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer, filed herewith.

31.2 Rule 13a-14(a) Certification by our Chief Financial Officer, filed herewith.

32.1  Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2  Section 1350 Certification of our Chief Financial Officer, filed herewith.

(b)   Form 8-K

      We filed the following Form 8-Ks during the first quarter of 2004:

            - March 25, 2004 - Item 7, Item 9 and Item 12 filing disclosing the press release and earnings call script announcing financial results of the year ended December 31, 2003

            - January 27, 2004 - Item 5 and Item 7 filing disclosing the press release announcing completion of the outstanding warrant redemption.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        REGISTRANT:
                                        ADVANTAGE MARKETING SYSTEMS, INC.

Dated: May 7, 2004

                                        By: /S/ REGGIE B. COOK
                                            -----------------------------
                                            Reggie B. Cook, Vice President and
                                            Chief Financial Officer
                                            (Duly Authorized Officer of
                                            Registrant and Principal
                                            Financial Officer)

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