Form 10-Q
period 2004-06-30
ADVANTAGE MARKETING SYSTEMS INC/OK
filed 2004-08-12
CIK 841866

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2004

or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from                     to

Commission File Number: 001-13343

ADVANTAGE MARKETING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1323256 (I.R.S. Employer Identification No.)

711 NE 39th Street
Oklahoma City, Oklahoma	73105
(Address of principal executive offices)	(Zip Code)

(405) 842-0131
(Registrant’s telephone number, including area code)

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

Yes (  ) No (X)

On August 9, 2004, we had outstanding 6,879,760 shares of our common stock, $.0001 par value.

ADVANTAGE MARKETING SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2004

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the caption “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “may”, “will”, or “should” or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business and acquisition strategies; changes in the network marketing industry and changes in consumer preferences; competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness; acceptance of new product offerings; changes in, or the failure to comply with, government regulations (especially food and drug laws and regulations); product liability matters; our ability to obtain financing for future acquisitions and other factors.

PART I –FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ADVANTAGE MARKETING SYSTEMS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$437,505	$2,309,281
Marketable securities, available for sale, at fair value	5,458,913	1,876,978
Receivables	201,638	416,919
Prepaid taxes and income tax receivable	464,975	464,975
Inventory	1,163,813	901,529
Deferred income taxes	4,854	4,854
Other assets	276,642	41,212

Total current assets	8,008,340	6,015,748
RECEIVABLES	233,448	232,809
PROPERTY AND EQUIPMENT, net	3,110,524	3,461,733
COVENANTS NOT TO COMPETE and other intangibles, net	519,095	558,004
DEFERRED INCOME TAXES	2,103,296	1,883,172
OTHER ASSETS	44,988	52,553

TOTAL	$14,019,691	$12,204,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$328,954	$357,696
Accrued commissions and bonuses	351,463	215,062
Accrued other expenses	172,544	328,136
Accrued sales tax liability	115,115	130,185
Notes payable	—	485,161
Capital lease obligations	68,429	78,954

Total current liabilities	1,036,505	1,595,194
LONG-TERM LIABILITIES:
Notes payable	—	1,504,009
Capital lease obligations	116,340	142,880
Deferred compensation	668,073	668,073

Total liabilities	1,820,918	3,910,156

COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY
Common stock - $.0001 par value; authorized 495,000,000 shares; issued 7,322,555 and 5,905,307 shares, outstanding 6,849,760 and 5,432,512 shares, respectively	732	590
Paid-in capital	19,923,153	15,160,183
Notes receivable for exercise of options	(31,000)	(31,000)
Accumulated deficit	(5,576,025)	(4,687,718)
Accumulated other comprehensive gain, net of tax	126,389	96,284

Total capital and accumulated deficit	14,443,249	10,538,339
Less cost of treasury stock (472,795 shares, common)	(2,244,476)	(2,244,476)

Total stockholders’ equity	12,198,773	8,293,863

TOTAL	$14,019,691	$12,204,019

See notes to consolidated financial statements.

ADVANTAGE MARKETING SYSTEMS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$4,257,340	$4,686,784	$8,730,588	$9,300,937
Cost of sales	3,526,988	3,129,965	6,350,616	6,356,490

Gross profit	730,352	1,556,819	2,379,972	2,944,447
Marketing, distribution and administrative expenses:
Marketing	264,240	403,837	489,461	795,361
Distribution and administrative	1,683,657	1,384,114	3,075,933	2,780,064

Total marketing, distribution and administrative expenses	1,947,897	1,787,951	3,565,394	3,575,425

Loss from operations	(1,217,545)	(231,132)	(1,185,422)	(630,978)
Other income (expense):
Interest and dividends, net	29,164	(24,618)	75,263	(47,309)
Other, net	(26,903)	(30,091)	(16,489)	(51,389)

Total other income (expense)	2,261	(54,709)	58,774	(98,698)

Loss before taxes	(1,215,284)	(285,841)	(1,126,648)	(729,676)
Income tax benefit	(272,910)	(111,478)	(238,342)	(284,574)

Net loss	$(942,374)	$(174,363)	$(888,306)	$(445,102)

Net loss per common share – basic	$(.14)	$(.04)	$(.13)	$(.10)

Net loss per common share – assuming dilution	$(.14)	$(.04)	$(.13)	$(.10)

Weighted average common shares outstanding – basic	6,770,556	4,448,981	6,628,247	4,436,716

Weighted average common shares outstanding - assuming dilution	6,770,556	4,448,981	6,628,247	4,436,716

See notes to consolidated financial statements.

ADVANTAGE MARKETING SYSTEMS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	June 30,	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(888,306)	$(445,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	438,064	492,790
Loss on sale of assets	17,516	12,047
Realized loss on sale of marketable securities	10,536	48,403
Deferred taxes	(238,342)	(284,574)
Stock issued for services	14,000	43,500
Employee compensation recognized upon exercise of stock options	198,423	—
Changes in assets and liabilities which provided (used) cash:
Receivables	226,555	89,373
Inventory	(262,284)	(175,849)
Other assets	(233,929)	(243,154)
Accounts payable and accrued expenses	(63,002)	335,306

Net cash used in operating activities	(780,769)	(127,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(375,297)	(469,074)
Sales of property and equipment	315,898	24,412
Receipts on notes receivable	(11,912)	—
Purchases of marketable securities, available for sale	(7,076,803)	(1,199,436)
Sales of marketable securities, available for sale	3,532,654	1,183,716
Payments on advances to affiliates	—	29,454

Net cash used in investing activities	(3,615,460)	(430,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	572,470	—
Proceeds from exercise of warrants	3,978,218	—
Principal payment on notes payable	(1,989,170)	(242,661)
Principal payment on capital lease obligations	(37,065)	(62,637)

Net cash provided by (used in) financing activities	2,524,453	(305,298)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,871,776)	(863,486)
CASH AND CASH EQUIVALENTS, BEGINNING	2,309,281	1,207,299

CASH AND CASH EQUIVALENTS, ENDING	$437,505	$343,813

See notes to consolidated financial statements.

ADVANTAGE MARKETING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
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

2. SIGNIFICANT ACCOUNTING POLICIES

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amended SFAS No. 123, “Accounting for Stock-Based Compensation”. The standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In compliance with SFAS No. 148, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB No. 25. Accordingly, no compensation cost has been recognized for stock options granted in the accompanying consolidated financial statements. The following pro forma data is calculated net of tax as if compensation cost for the Company’s stock-based compensation awards was determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss as reported	$(942,374)	$(174,363)	$(888,306)	$(445,102)
Adjustment, net of tax	(316,736)	(20,610)	(557,253)	(44,974)

Proforma net loss	$(1,259,110)	$(194,973)	$(1,445,559)	$(490,076)

Net loss per common share as reported	$(.14)	$(.04)	$(.13)	$(.10)
Adjustment, net of tax	(.05)	—	(.09)	(.01)

Proforma net loss per common share	$(.19)	$(.04)	$(.22)	$(.11)

Proforma net loss per common share — assuming dilution	$(.19)	$(.04)	$(.22)	$(.11)

Weighted average common shares outstanding	6,770,556	4,448,981	6,628,247	4,436,716

Weighted average common shares outstanding – assuming dilution	6,770,556	4,448,981	6,628,247	4,436,716

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: risk-free interest rates of 3.16 and 2.73 percent; no dividend yield or assumed forfeitures; an expected life of five years; and volatility of 81.2 and 59.7 percent. The pro forma amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year. In January 2003, the Company adopted a new stock incentive plan, under

ADVANTAGE MARKETING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

which shares were issued in the first and second quarters of 2004. This plan was approved at the 2003 annual meeting of shareholders.

3. MARKETABLE SECURITIES

     Securities are classified as available for sale with the related unrealized gains and losses excluded from earnings and reported net of income tax as a separate component of stockholders’ equity until realized. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value, that are other than temporary, are recognized in earnings.

     Net unrealized gains, net of tax, of approximately $4,000 and $30,000 were included in accumulated other comprehensive gain/loss for the three and six months ended June 30, 2004 and net unrealized gains, net of tax of approximately $97,000 and $89,000 were included in other comprehensive gain/loss for the three and six months ended June 30, 2003. Total comprehensive loss for the three and six months ended June 30, 2004 was approximately $939,000 and $858,000 and total comprehensive loss for the three and six months ended June 30, 2003 was approximately $19,000 and $303,000.

4. NOTES PAYABLE

     Notes payable consists of the following:

	June 30,	December 31,
	2004	2003
Note payable to RMS Limited Partnership, 7.5% effective rate, payable in 60 monthly installments net of discount of $80,069 at December 31, 2003	$—	$961,606
Note payable to bank, with interest at prime less .25% (3.75% at December 31, 2003), payable in monthly installments of principal and interest, due on September 30, 2006, collateralized by warehouse and equipment	—	853,270
Note payable to bank, with interest at prime less .25% (3.75% at December 31, 2003), payable in monthly installments of principal and interest, due on September 30, 2006, collateralized by certain assets	—	145,950
5.0% note payable to Lexus Motor Credit, payable in monthly installments of $588.59	—	28,344

Total	—	1,989,170
Less: current maturities	—	485,161

Long-term notes payable	$—	$1,504,009

All of the notes payable and long-term debt was paid in full in January 2004, using proceeds from the exercise of outstanding warrants.

5. LOSS PER SHARE

     Loss per common share – basic is computed based upon net loss divided by the weighted average number of common shares outstanding during each period. Loss per common share – assuming dilution is computed based upon net loss divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares, calculated using the treasury stock method.

ADVANTAGE MARKETING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

     The following is a reconciliation of the common shares used in the calculations of loss per common share – basic and loss per common share – assuming dilution:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Weighted average common shares outstanding:
For the three months ended June 30, 2004:
Loss per common share:
Loss available to common stockholders	$(942,374)	6,770,556	$(.14)

Loss per common share – assuming dilution:
Options	—	—

Loss available to common stockholders plus assumed conversions	$(942,374)	6,770,556	$(.14)

For the three months ended June 30, 2003:
Loss per common share:
Loss available to common stockholders	$(174,363)	4,448,981	$(.04)

Loss per common share – assuming dilution:
Options	—	—

Loss available to common stockholders plus assumed conversions	$(174,363)	4,448,981	$(.04)

For the six months ended June 30, 2004:
Loss per common share:
Loss available to common stockholders	$(888,306)	6,628,247	$(.13)

Loss per common share – assuming dilution:
Options	—	—

Loss available to common stockholders plus assumed conversions	$(888,306)	6,628,247	$(.13)

For the six months ended June 30, 2003:
Loss per common share:
Loss available to common stockholders	$(445,102)	4,436,716	$(.10)

Loss per common share – assuming dilution:
Options	—	—

Loss available to common stockholders plus assumed conversions	$(445,102)	4,436,716	$(.10)

     Options to purchase 2,533,394 shares of common stock at exercise prices ranging from $1.30 to $6.13 per share were outstanding for the three and six months ended June 30, 2004, but were not included in the computation of earnings (loss) per common share – assuming dilution for the three or six months ended because such inclusion would not be dilutive.

     Options to purchase 2,613,192 shares of common stock at exercise prices ranging from $1.45 to $6.13 per share were outstanding for the three and six months ended June 30, 2003, but were not included in the computation of earnings (loss) per common share – assuming dilution for the three or six months ended because such inclusion would not be dilutive.

     Warrants to purchase 1,874,768 shares of common stock at exercise prices ranging from $3.40 to $5.40 per share were outstanding at June 30, 2003, but were not included in the computation of

ADVANTAGE MARKETING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

earnings per common share - assuming dilution for the three or six months ended because the warrants’ exercise price was greater than the average market price of the common shares.

     As part of the LifeScience Technologies Acquisition, the sellers received monthly cash payments in an amount equal to the greater of $41,667 or 5% of LifeScience Technologies product sales. The sellers had the election to take each monthly payment in shares of common stock rather than cash at $3.00 per share exercise price, but could not acquire more than 860,000 shares pursuant to elections. None of the shares of common stock subject to this election right were included in the computation of earnings (loss) per common share – assuming dilution for the three or six months ended June 30, 2003 because there was a net loss for the three and six months then ended. The balance of the acquisition price, including interest, was paid in full on January 29, 2004.

6. DEFERRED TAXES

     On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Valuation allowances have been established for certain operating loss and credit carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices and costs. The outlook for determination of this allowance is calculated on the Company’s historical taxable income, its expectations for the future based on a three-year projection, and available tax-planning strategies. Based on this determination, management expects that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as offsets to the tax consequences of future taxable income. The Company has net operating loss carryforwards of $4,038,000 available to reduce future taxable income, which will begin to expire in 2023. During the three months ended June 30, 2004, a valuation allowance of approximately $200,000 was provided by management, based upon this analysis. This valuation allowance caused a difference in the Company’s actual tax rate, as compared to the statutory tax rate.

7. COMMITMENTS AND CONTINGENCIES

     Recent Regulatory Developments - As a marketer of products that are ingested by consumers, the Company is subject to the risk that one or more of the ingredients in its products may become the subject of adverse regulatory action. On February 11, 2004, the Food and Drug Administration, or FDA, issued and published in the Federal Register its Final Rule on Ephedrine-containing Supplements, stating that since an “unreasonable risk” had been determined, such supplements would be considered “adulterated” under the Federal Food, Drug and Cosmetic Act, or FFDCA, and thus may not be sold. In essence, this Final Rule (or regulation) imposes a national ban on ephedrine supplements.

     The effective date of this regulation was April 12, 2004. The Company complied, and ceased all sales and advertisement of AM-300 and any other ephedra-containing supplement on April 12, 2004. The FDA has indicated that it will now consider whether alternatives to Ephedra and other weight loss and energy stimulants (such as bitter orange) similarly carry an unreasonable risk. These proposals to limit stimulant ingredients, if finalized, may necessitate reformulations of some of the Company’s weight loss products.

     Finally, as the press, the FDA, and members of Congress and of the supplement industry have all predicted, the very issuance of the Final Rule on Ephedra may cause Congress to rethink and amend The Dietary Supplement Health and Education Act of 1994, or DSHEA, as to how safety in supplements may be ensured. In particular, there is growing sentiment (including from one herbal trade association) to make Adverse Event Reporting mandatory for all manufacturers and marketers of

ADVANTAGE MARKETING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

dietary supplements, so that FDA may take action more quickly than it did on Ephedra, when a harmful herb or other ingredient is suspected. The Company’s regulatory counsel will keep it apprised of any challenges to DSHEA, especially any proposed bills that would amend this Act.

Manufacturing. On March 13, 2003, the FDA published a proposed rule in the Federal Register which proposes comprehensive requirements for the manufacturing, packing and holding of dietary supplements, also known as good manufacturing practices, or GMPs. The FDA accepted public comments on the proposed GMPs until June 11, 2003; final GMPs will be promulgated after the FDA has reviewed the public comments. Once final GMP regulations become effective, the Company’s manufacturer will be required to adhere to them. The FDA will most likely institute an effective date for the GMPs which will allow the Company’s manufacturer a reasonable amount of time to conduct this review and, if necessary, revise its manufacturing operations to comply with the final GMP regulations.

Advertising and Website. The FDA considers website promotional content to constitute “labeling”, and thus the Company’s website must not contain disease claims or drug claims, but only permissible structure/function claims. The Federal Trade Commission, or FTC, governs the advertising of dietary supplements, in any medium or vehicle—print ads, radio spots, infomercials, etc.—including on Internet ads and websites. The fundamental FTC rule is that all material advertising claims, whether express (direct) or implied, must be substantiated by reliable and competent scientific evidence. Because the Company’s website must comply with both FDA and FTC regulations, management routinely asks its regulatory compliance counsel to review certain web pages, especially the content of new product promotions. When necessary, regulatory counsel also reviews the scientific substantiation for particular claims (again, especially for new products such as Prime One, an anti-stress and weight loss product) to determine if it is sufficient, and also that there are no disease claims present, the main FDA issue. Any major website revision will be reviewed by counsel.

     Product Liability - The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to products liability claims in the event that the use of its products results in injury. The Company maintains a claims made policy, with limited liability insurance coverage. The limits of this coverage are $1,000,000 per occurrence and $2,000,000 in the aggregate. Products containing ephedra, which represented approximately 20.3% of the Company’s first half 2004 net revenue, are not covered by the Company’s product liability insurance. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the manufacturers of the Company’s products carry product liability insurance, which covers the Company’s products. Such product claims against the Company could result in material losses to the Company.

     Legal Proceedings - The Company is currently involved in four products liability suits related to the ingestion of its ephedra-based products. Answers to these petitions have been filed and written discovery and responses have been, or soon will be, exchanged. The Company has denied, and will continue to deny, any wrongdoing, and intends to vigorously defend against the claims. The amounts of damages sought are unknown, but include compensatory and punitive damages.

8. DEFERRED COMPENSATION

     On November 4, 2003, the Company entered into a written employment agreement with John W. Hail, Chief Executive Officer, or the Executive. The contract is for an initial two-year term, commencing November 4, 2003, and may be extended for up to five successive one-year terms if the Company and the Executive agree in writing. The contract calls for a base salary of $249,600 per year, a monthly variable salary equal to one percent (1%) of the Company’s gross revenues, and a discretionary year-end bonus

ADVANTAGE MARKETING SYSTEMS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

determined by a majority vote of the Board of Directors. The agreement also contains provisions for graduated severance payments if the Company terminates the Executive without cause. In addition, if the employment period is extended beyond November 11, 2005, the monthly variable salary will cease and be replaced by a fixed supplemental payment to the Executive, which will be in a gross amount necessary to cover all federal, state and local taxes and all employment taxes, and pay a net amount of $7,000 per month. At June 30, 2004, the discounted value of those fixed supplemental payments was approximately $668,000.

9. CHANGES IN STOCKHOLDERS’ EQUITY

     The following table sets forth changes in stockholders’ equity between December 31, 2003 and June 30, 2004:

	June 30, 2004	December 31, 2003
Common Stock	$732	$590
Paid in Capital	19,923,153	15,160,183

     Common stock increased $142, or 24.0% to $732 at June 30, 2004 from $590 at December 31, 2003, due to the issuance of 5,000 shares of common stock for consulting services, the exercise of approximately 242,000 stock options and the exercise of approximately 1,170,000 outstanding warrants.

Paid in capital increased $4,762,970, or 31.5% to $19,923,153 at June 30, 2004 from $15,160,183 at December 31, 2003. The increase in paid in capital was due to:

•	Approximately $14,000 related to issuance of stock for services;

•	Approximately $756,000 related to exercise of stock options; and

•	Approximately $4,000,000 related to the exercise of outstanding warrants.

******

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Advantage Marketing Systems, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Advantage Marketing Systems, Inc. and Subsidiaries as of June 30, 2004, and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements, as of and for the period ended June 30, 2004 and 2003, for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Advantage Marketing Systems, Inc. and Subsidiaries as of December 31, 2003 and the consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein) and, in our report dated February 17, 2004, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

GRANT THORNTON LLP

Oklahoma City, Oklahoma
July 22, 2004

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Throughout this report, “net sales” represents the gross sales amounts reflected on our invoices to our associates, including freight income, less associate discounts and sales returns. All of our products include a customer satisfaction guarantee. Our products may be returned within 30 days of purchase for a full refund or credit toward the purchase of another product. We also have a buy-back program whereby we repurchase products sold to an independent associate (subject to a restocking fee), provided the associate terminates his/her associateship agreement with us and returns the product within 12 months of original purchase in marketable condition. We receive our net sales price in cash or through credit card payments upon receipt of orders from associates.

     Our “gross profit” consists of net sales less:

•	Commissions and bonuses, consisting of commission payments to associates based on their current associate level within their organization, and other one-time incentive cash bonuses to qualifying associates;

•	Cost of products, consisting of the prices we pay to our manufacturers for products and royalty overrides earned by qualifying associates on sales within their associate organizations; and

•	Cost of shipping, consisting of costs related to shipments, duties and tariffs, freight expenses relating to shipment of products to associates, and similar expenses.

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

     We write down our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if written-off inventory is sold.

     On a regular basis, we evaluate all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Valuation allowances have been established for certain operating loss and credit carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices and costs. The outlook for determination of this allowance is calculated on our historical taxable income, our expectations for the future based on a three-year projection, and available tax-planning strategies. Based on this determination, we expect that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as offsets to the tax consequences of future taxable income.

     We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. SFAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. Many legal and tax contingencies can take years to resolve. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. However, an adverse outcome in these matters could have a material impact on our results of operations, financial condition and cash flows. No amounts were accrued for such uncertainties as of June 30, 2004.

Results of Operations

     The following table sets forth, as a percentage of our net sales, selected results of operations for the three and six months ended June 30, 2004 and 2003. The selected results of operations are derived from our unaudited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2004		2003		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$4,257,340	100.0%	$4,686,784	100.0%	$8,730,588	100.0%	$9,300,937	100.0%

Cost of sales:
Commissions and bonuses	2,022,434	47.5	2,022,758	43.2	3,794,290	43.5	4,060,995	43.6
Cost of products	1,060,404	24.9	733,930	15.6	1,773,433	20.3	1,514,063	16.3
Cost of shipping	444,150	10.4	373,277	8.0	782,893	9.0	781,432	8.4

Total cost of sales	3,526,988	82.8	3,129,965	66.8	6,350,616	72.8	6,356,490	68.3

Gross profit	730,352	17.2	1,556,819	33.2	2,379,972	27.2	2,944,447	31.7
Marketing, distribution and administrative expenses:
Marketing	264,240	6.2	403,837	8.6	489,461	5.6	795,361	8.6
Distribution and administrative	1,683,657	39.6	1,384,114	29.5	3,075,933	35.2	2,780,064	29.9

Total marketing, distribution and administrative expenses	1,947,897	45.8	1,787,951	38.1	3,565,394	40.8	3,575,425	38.5

Loss from operations	(1,217,545)	(28.6)	(231,132)	(4.9)	(1,185,422)	(13.6)	(630,978)	(6.8)
Other income (expense):
Interest, net	29,164	0.7	(24,618)	(0.5)	75,263	0.9	(47,309)	(0.5)
Other, net	(26,903)	(0.6)	(30,091)	(0.7)	(16,489)	(0.2)	(51,389)	(0.6)

Total other income (expense)	2,261	0.1	(54,709)	(1.2)	58,774	0.7	(98,698)	(1.1)

Loss before taxes	(1,215,284)	(28.5)	(285,841)	(6.1)	(1,126,648)	(12.9)	(729,676)	(7.9)
Tax benefit	(272,910)	(6.4)	(111,478)	(2.4)	(238,342)	(2.7)	(284,574)	(3.1)

Net loss	$(942,374)	(22.1)%	$(174,363)	(3.7)%	$(888,306)	(10.2)%	$(445,102)	(4.8)%

Comparison of the Three Months ended June 30, 2004 and 2003

     Our net sales during the three months ended June 30, 2004 decreased by $429,444, or 9.2%, to $4,257,340 from $4,686,784 during the three months ended June 30, 2003. The sales decrease is due to the decrease in number of associate autoships experienced by us in late 2003. We have historically earned a material portion of our revenues from our AM-300 product, which contains ephedra. In 2003, the FDA banned the use of ephedra in nutritional supplements. This ban was effective April 12, 2004. Sales of our AM-300 product totaled approximately $300,000 and $1.7 million, respectively, in the second quarter and first half of 2004, as compared to sales of approximately $1.6 million and $3.5 million, respectively in the same periods of 2003. While the FDA’s decision had an adverse effect on our 2003 revenues, we had been preparing for this contingency. Over the last several years, through strategic acquisitions, product redevelopment and refocus of weight loss products, we have built a multi-product peak performance, weight loss and nutritional product line that is predominately non-ephedra. We have seen positive results in converting our AM-300 customers to AM-300 fat burning solution or other weight loss products in states like New York, Illinois and California that have previously banned ephedra. A majority of the customers in those states have chosen one or more of our other performance-based weight loss and nutritional products.

     On March 6, 2004, we announced the launch of our three-phase 2004 mass marketing preferred customer acquisition program using a free trial format. The three products, Prime One, AM-300 fat burning solution and ToppFast meal replacement shake, are packaged in two free trial programs and represent our core adaptogen and weight loss products, targeting consumer demand for increased energy, reduced belly fat and recognizable weight loss. On May 27, 2004, we announced the signing of a Product Infomercial Development agreement, representing the third phase of our customer acquisition program, with on-air testing targeted for September 2004.

     During the second quarter of 2004, we added approximately 14,000 new sales associates and preferred customers with our free trial program. This compares to additions of approximately 3,000 new sales associates for the same period of the prior year. Retention rates from our free trial program appear equivalent with those associated with associate acquisition programs in past years.

     Our cost of sales during the three months ended June 30, 2004 increased by $397,023, or 12.7%, to $3,526,988 from $3,129,965 during the same period in 2003. Total cost of sales, as a percentage of net sales, increased to 82.8% during the three months ended June 30, 2004 from 66.8% during the same period in 2003. The increase in cost of sales was attributable to:

•	An increase of $326,474 in the cost of products sold due to sales of our free trial program; and

•	An increase of $70,873 in shipping costs primarily due to our free trial program.

     The factors discussed above resulted in a decrease in gross profit of $826,467, or 53.1%, to $730,352 for the three months ended June 30, 2004 from $1,556,819 for the same period in 2003.

     Marketing expenses decreased $139,597, or 34.6%, to $264,240 during the three months ended June 30, 2004, from $403,837 during the same period in 2003. The decrease in expense was primarily attributable to:

•	A decrease in employee costs of approximately $23,000;

•	A decrease in promotion expenses of approximately $49,000;

•	A decrease in travel costs of approximately $37,000 related to less outside travel of executives and our nutrition expert; and

•	A decrease in general expenses such as postage, telephone expense, and office supplies of approximately $23,000.

     Distribution and administrative expense increased $299,543, or 21.6%, to $1,683,657 for the three months ended June 30, 2004 compared to $1,384,114 for the three months ended June 30, 2003. The increase in expense was primarily attributable to:

•	An increase in employee costs of approximately $200,000 due primarily to exercise of employee stock options;

•	An increase in legal expense of approximately $71,000 related to ephedra lawsuits; and

•	A decrease in rent expense of approximately $21,000 related to the consolidation of our corporate offices.

     The marketing, distribution and administrative expenses as a percentage of net sales increased to 45.8% during the three months ended June 30, 2004 from 38.1% during the same period in 2003. Management expects marketing, distribution and administrative expenses to continue at or near the current dollar levels.

     Our net other income (reduced by other expense) increased by $56,970 to net other income of $2,261 at June 30, 2004, from a net other expense of $54,709 during the same period in 2003, primarily due to a decrease in interest expense, related to the repayment of all outstanding debt in January 2004, and an increase in investment income from marketable securities.

     Our loss before taxes increased $929,443 to a loss of $1,215,284 for the three months ended June 30, 2004, compared to a loss of $285,841 during the same period in 2003. Loss before taxes as a percentage of net sales was (28.5)% and (6.1)% for the three months ended June 30, 2004 and 2003, respectively. Income tax benefit for the three months ended June 30, 2004 and 2003 was $272,910 and $111,478. Our net loss increased $768,011 to $942,374 for the three months ended June 30, 2004, from $174,363 for the same period in 2003. This increase was attributable to:

•	The decrease in gross profit to $730,352 during 2004 from $1,556,819 during 2003;

•	The increase in marketing, distribution and administrative expense to $1,947,897 during 2004 from $1,787,951 during 2003; and

•	The increase in net other income to $2,261 during 2004 from net other expense of $54,709 during 2003.

Net loss as a percentage of net sales increased to (22.1%) for the three months ended June 30, 2004, from (3.7%) during the same period in 2003.

Comparison of the Six Months ended June 30, 2004 and 2003

     Our net sales during the six months ended June 30, 2004 decreased by $570,349, or 6.1%, to $8,730,588 from $9,300,937 during the six months ended June 30, 2003. The sales decrease is due to the decrease in number of associate autoships experienced by us in late 2003, and the FDA ban on ephedra-containing products. We have launched a new free trial program, adding approximately 17,000 new associates and preferred customers in the first six months of 2004, compared to additions of approximately 4,000 new associates in the same period of 2003. Retention rates from our free trial program appear equivalent with those associated with associate acquisition programs in past years.

     Our cost of sales during the six months ended June 30, 2004 decreased by $5,874, or 0.1%, to $6,350,616 from $6,356,490 during the same period in 2003. Total cost of sales, as a percentage of net sales, increased to 72.7% during the six months ended June 30, 2004, from 68.3% during the same period in 2003. The decrease in cost of sales was attributed to:

•	A decrease of $266,705 in associate commissions and bonuses due to the decreased level of sales;

•	An increase of $259,370 in the cost of products sold due to sales of our free trial program; and

•	An increase of $1,461 in shipping expenses primarily due to of our free trial program.

     The factors discussed above resulted in a decrease in gross profit of $564,475, or 19.2%, to $2,379,972 for the six months ended June 30, 2004 from $2,944,447 for the same period in 2003.

     Marketing expenses decreased $305,900, or 38.5%, to $489,461 during the six months ended June 30, 2004, from $795,361 during the same period in 2003. The decrease in expense was primarily attributable to:

•	A decrease in employee costs of approximately $53,000;

•	A decrease in promotion expenses of approximately $100,000;

•	A decrease in travel costs of approximately $68,000 related to less outside travel of executives and our nutrition expert; and

•	A decrease in general expenses such as postage, telephone expense, and office supplies of approximately $50,000.

     Distribution and administrative expense increased $295,869, or 10.6%, to $3,075,933 for the six months ended June 30, 2004 compared to $2,780,064 for the six months ended June 30, 2003. The increase in expense was primarily attributable to:

•	An increase in employee costs of approximately $200,000 due primarily to exercise of employee stock options;

•	An increase in legal expense of approximately $117,000 related to ephedra lawsuits; and

•	A decrease in rent expense of approximately $44,000 related to the consolidation of our corporate offices.

     The marketing, distribution and administrative expenses as a percentage of net sales increased to 40.8% during the six months ended June 30, 2004 from 38.5% during the same period in 2003. Management expects marketing, distribution and administrative expenses to continue at or near the current dollar levels.

     Our net other income (reduced by other expense) increased by $157,472 to net other income of $58,774 for the six months ended June 30, 2004, from a net other expense of $98,698 during the same period in 2003, primarily due to a decrease in interest expense, related to the repayment of all outstanding debt in January 2004, and an increase in investment income related to our marketable securities.

     Our loss before taxes increased $396,972 to a loss of $1,126,648 for the six months ended June 30, 2004, compared to a loss of $729,676 during the same period in 2003. Loss before taxes as a percentage of net sales was (12.9%) and (7.9%) for the six months ended June 30, 2004 and 2003, respectively. Income tax benefit for the six months ended June 30, 2004 and 2003 was $238,342 and $284,574. Our net loss increased $443,204 to $888,306 for the six months ended June 30, 2004, from $445,102 for the same period in 2003. This increase was attributable to:

•	The decrease in gross profit to $2,379,972 during 2004 from $2,944,447 during 2003;

•	The decrease in marketing, distribution and administrative expense to $3,565,394 during 2004 from $3,575,425 during 2003; and

•	The increase in net other income to $58,774 during 2004 from net other expense of $98,698 during 2003.

Seasonality

     No pattern of seasonal fluctuations exists due to the patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

Liquidity and Capital Resources

     Our primary source of liquidity has been cash provided by sales of our equity securities and marketable securities, and from our operating activities. In January 2004, we added cash of approximately $1.2 million from the exercise of outstanding warrants. Using a portion of the proceeds from the exercise of warrants in 2003 and 2004, we repaid all debt, totaling $1,504,009, resulting in a decrease in annual interest expense of approximately $123,000. At June 30, 2004, we had working capital of $6,971,835, compared to $4,420,554 at December 31, 2003. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses, and will be provided by our operating activities and existing cash and cash equivalents. During the six months ended June 30, 2004, net cash used in operating activities was $780,769, net cash used in investing activities was $3,615,460 and net cash provided by financing activities was $2,524,453. This represented a net decrease in cash during this period of $1,871,776. Our marketable securities can provide cash liquidity during the next 12 months, should the need arise.

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

     The following table lists our cash equivalents and our short-term fixed-income marketable securities at June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
		Fair		Fair
	Cost	Value	Cost	Value
Cash equivalents	$12,383	$12,383	$17,709	$17,709
Short-term investments	2,666,430	2,633,393	787,551	786,855

	$2,678,813	$2,645,776	$805,260	$804,564

     The fair value of the cash equivalents and fixed-income marketable securities increased $1,841,212 during the six months ended June 30, 2004 to $2,645,776 from $804,564 at December 31, 2003. This increase was primarily due to the purchase of fixed-income securities of approximately $1,800,000, purchased with cash from the exercise of our outstanding warrants.

     Equity Market Risks. We currently maintain an investment portfolio of equity securities. All securities are available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders equity. We do not engage in hedging our equity portfolio or otherwise purchase derivative securities. Because of the quality of our portfolio and liquid nature of our equity investments, we do not consider the market risk related to these investments to be material. At June 30, 2004, our equity investments had a value of $2,813,138 compared to $1,072,414 at December 31, 2003, primarily due to the purchase of mutual fund equity investments, purchased with cash from the exercise of our outstanding warrants.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On March 5, 2004, we were sued in Ross v. Advantage Marketing Systems, Inc., Superior Court of the State of California for the County of Los Angeles, Case No. BC 309118. An answer has been filed. The case has been transferred to the United States District Court for the Southern District of New York as part of the multi-district ephedra litigation. The plaintiff alleges that she took AM-300, which contains ephedra, and was injured as a result. She seeks actual, compensatory and punitive damages, plus an accounting and disgorgement of profits we purportedly earned as a result of allegedly illegal conduct. No discovery has yet been undertaken. We intend to vigorously defend the case.

On March 8, 2004, we were sued in Purcell v. Advantage Marketing Systems, Inc. and The Chemins Company, Inc., District Court in and for Pontotoc County, State of Oklahoma, Case No. C-04-127. An answer has been filed, and the parties are in the process of exchanging written discovery. The plaintiff alleges that she took AM-300, which contains ephedra, and was injured as a result. She seeks actual and punitive damages in an amount in excess of $10,000. We intend to vigorously defend the case.

The case of Ronald Potter et al v. Advantage Marketing Systems, Inc. et al, a products liability claim, was filed in the Oklahoma County District Court in March 2003. The Plaintiffs allege that the ingestion of ephedra included in AM-300 resulted in the death of Pamela Sue Potter. We have filed an Answer to the Petition. Written discovery and responses have been exchanged, and a limited number of depositions have been taken. Otherwise, there has been little action in the case. We have denied any wrongdoing and intend to vigorously defend the claim. The amount of damages sought is unknown, but includes compensatory and punitive damages.

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

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	The Registrant’s Certificate of Incorporation, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

3.2	The Registrant’s Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

15	Letter of independent accountants as to unaudited interim financial information, filed herewith.

31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification by our Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of our Chief Financial Officer, filed herewith.

(b)	Form 8-K

     We filed the following Form 8-K during the second quarter of 2004:

•	May 28, 2004. Item 5 and 7 filing disclosing the press release concerning the signing of a Product Infomercial Development agreement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
ADVANTAGE MARKETING SYSTEMS, INC.

Dated: August 12, 2004	By:	/S/ REGGIE B. COOK
Reggie B. Cook, Vice President and Chief Financial Officer
(Duly Authorized Officer of Registrant and Principal Financial Officer)

Index of Exhibits

3.1	The Registrant’s Certificate of Incorporation, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

3.2	The Registrant’s Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

15	Letter of independent accountants as to unaudited interim financial information, filed herewith.

31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification by our Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of our Chief Financial Officer, filed herewith.