Form 10-Q
period 2004-09-30
AMS HEALTH SCIENCES INC
filed 2004-10-27
CIK 841866

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2004

or

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-13343

AMS HEALTH SCIENCES, INC.

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

Yes   (  )    No   (X)

On October 25, 2004, we had outstanding 6,773,960 shares of our common stock, $.0001 par value.

AMS HEALTH SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

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

PART I –FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$234,135	$2,309,281
Marketable securities, available for sale, at fair value	4,123,388	1,876,978
Receivables	193,511	416,919
Prepaid taxes and income tax receivable	117,602	464,975
Inventory	1,340,487	901,529
Deferred income taxes	4,854	4,854
Other assets	157,720	41,212

Total current assets	6,171,697	6,015,748
RECEIVABLES	225,949	232,809
PROPERTY AND EQUIPMENT, net	3,735,101	3,461,733
COVENANTS NOT TO COMPETE and other intangibles, net	499,641	558,004
DEFERRED INCOME TAXES	2,611,645	1,883,172
OTHER ASSETS	41,956	52,553

TOTAL	$13,285,989	$12,204,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$416,087	$357,696
Accrued commissions and bonuses	466,233	215,062
Accrued other expenses	349,533	328,136
Accrued sales tax liability	126,922	130,185
Notes payable	—	485,161
Capital lease obligations	112,249	78,954

Total current liabilities	1,471,024	1,595,194
LONG-TERM LIABILITIES:
Notes payable	—	1,504,009
Capital lease obligations	195,779	142,880
Deferred compensation	668,073	668,073
Lease abandonment liability	135,320	—

Total liabilities	2,470,196	3,910,156

COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY
Common stock - $.0001 par value; authorized 495,000,000 shares; issued 7,365,555 and 5,905,307 shares, outstanding 6,773,960 and 5,432,512 shares, respectively	737	590
Paid-in capital	20,023,824	15,160,183
Notes receivable for exercise of options	(31,000)	(31,000)
Accumulated deficit	(6,597,682)	(4,687,718)
Accumulated other comprehensive gain, net of tax	52,693	96,284

Total capital and accumulated deficit	13,448,572	10,538,339
Less cost of treasury stock (591,595 and 472,795 shares, respectively)	(2,632,779)	(2,244,476)

Total stockholders’ equity	10,815,793	8,293,863

TOTAL	$13,285,989	$12,204,019

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$4,522,683	$4,883,055	$13,253,272	$14,183,992
Cost of sales	3,935,936	3,248,866	10,286,553	9,605,356

Gross profit	586,747	1,634,189	2,966,719	4,578,636
Marketing, distribution and administrative expenses:
Marketing	389,464	418,812	879,891	1,214,174
Distribution and administrative	1,767,624	1,507,742	4,842,592	4,287,805

Total marketing, distribution and administrative expenses	2,157,088	1,926,554	5,722,483	5,501,979

Loss from operations	(1,570,341)	(292,365)	(2,755,764)	(923,343)
Other income (expense):
Interest and dividends, net	32,239	(21,637)	107,502	(68,947)
Other, net	52,692	3,461	36,204	(47,928)

Total other income (expense)	84,931	(18,176)	143,706	(116,875)

Loss before taxes	(1,485,410)	(310,541)	(2,612,058)	(1,040,218)
Income tax benefit	(463,753)	(121,232)	(702,095)	(405,806)

Net loss	$(1,021,657)	$(189,309)	$(1,909,963)	$(634,412)

Net loss per common share – basic	$(.15)	$(.04)	$(.28)	$(.14)

Net loss per common share – assuming dilution	$(.15)	$(.04)	$(.28)	$(.14)

Weighted average common shares outstanding – basic	6,876,796	4,463,092	6,729,395	4,445,541

Weighted average common shares outstanding - assuming dilution	6,876,796	4,463,092	6,729,395	4,445,541

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

	September 30,	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,909,963)	$(634,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	630,036	743,514
Loss on sale of assets	17,016	12,047
Realized (gain)/loss on sale of marketable securities	(43,734)	50,289
Deferred taxes	(702,095)	(405,806)
Lease abandonment liability	135,320	—
Stock issued for services	14,000	56,500
Employee compensation recognized upon exercise of stock options	205,923	—
Changes in assets and liabilities which provided (used) cash:
Receivables	233,994	40,625
Inventory	(438,958)	(277,900)
Prepaid taxes	347,373	—
Other assets	(96,813)	(148,378)
Accounts payable and accrued expenses	327,695	421,217

Net cash used in operating activities	(1,280,206)	(142,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,045,507)	(509,393)
Sales of property and equipment	316,399	24,412
Receipts on notes receivable	(3,725)	—
Purchases of marketable securities, available for sale	(7,363,901)	(1,206,729)
Sales of marketable securities, available for sale	5,091,256	1,183,980
Payments on advances to affiliates	—	50,394

Net cash used in investing activities	(3,005,478)	(457,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	665,646	—
Proceeds from exercise of warrants	3,978,218	—
Purchases of treasury stock	(388,303)	—
Principal payment on notes payable	(1,989,170)	(364,219)
Principal payment on capital lease obligations	(55,853)	(93,027)

Net cash provided by (used in) financing activities	2,210,538	(457,246)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,075,146)	(1,056,886)
CASH AND CASH EQUIVALENTS, BEGINNING	2,309,281	1,207,299

CASH AND CASH EQUIVALENTS, ENDING	$234,135	$150,413

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
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

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amended SFAS No. 123, “Accounting for Stock-Based Compensation”. The standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In compliance with SFAS No. 148, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB No. 25. Accordingly, no compensation cost has been recognized for stock options granted in the accompanying consolidated financial statements. The Company calculated the following pro forma data, net of tax, using compensation costs for the Company’s stock-based compensation awards based upon the fair value of such awards at the grant date consistent with the methodology prescribed under SFAS No. 123.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss as reported	$(1,021,657)	$(189,309)	$(1,909,963)	$(634,412)
Adjustment, net of tax	(97,996)	(44,241)	(798,764)	(113,400)

Proforma net loss	$(1,119,653)	$(233,550)	$(2,708,727)	$(747,812)

Net loss per common share as reported	$(.15)	$(.04)	$(.28)	$(.14)
Adjustment, net of tax	(.01)	(.01)	(.12)	(.03)

Proforma net loss per common share	$(.16)	$(.05)	$(.40)	$(.17)

Proforma net loss per common share — assuming dilution	$(.16)	$(.05)	$(.40)	$(.17)

Weighted average common shares outstanding	6,876,796	4,463,092	6,729,395	4,445,541

Weighted average common shares outstanding – assuming dilution	6,876,796	4,463,092	6,729,395	4,445,541

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2003, respectively: risk-free interest rates of 3.24 and 2.82 percent; no dividend yield or assumed forfeitures; an expected life of five years; and volatility of 67.7 and 77.4 percent. The pro forma amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year. In April 2003, the board of directors of the Company adopted the Advantage Marketing Systems, Inc. 2003 Stock Incentive Plan, which the shareholders approved at the 2003

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

annual meeting of shareholders. The Company issued shares under the Plan in the first nine months of 2004.

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

Net unrealized losses, net of tax, of approximately $74,000 and $44,000 were included in accumulated other comprehensive gain/loss for the three and nine months ended September 30, 2004 and net unrealized gains, net of tax, of approximately $18,000 and $106,000 were included in other comprehensive gain/loss for the three and nine months ended September 30, 2003. Total comprehensive loss for the three and nine months ended September 30, 2004 was approximately $1,095,000 and $1,954,000 and total comprehensive loss for the three and nine months ended September 30, 2003 was approximately $171,000 and $528,000.

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

The Company paid all of its notes payable and long-term debt in full in January 2004, using proceeds from the exercise of outstanding warrants by the Company’s warrant holders.

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

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

The following is a reconciliation of the common shares used in the calculations of loss per common share – basic and loss per common share – assuming dilution:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Weighted average common shares outstanding:
For the three months ended September 30, 2004:
Loss per common share:
Loss available to common stockholders	$(1,021,657)	6,912,165	$(.15)

Loss per common share – assuming dilution:
Options	—	—

Loss available to common stockholders plus assumed conversions	$(1,021,657)	6,912,165	$(.15)

For the three months ended September 30, 2003:
Loss per common share:
Loss available to common stockholders	$(189,309)	4,463,092	$(.04)

Loss per common share – assuming dilution:
Options	—	—

Loss available to common stockholders plus assumed conversions	$(189,309)	4,463,092	$(.04)

For the nine months ended September 30, 2004:
Loss per common share:	$(1,909,963)	6,764,764	$(.28)

Loss available to common stockholders
Loss per common share – assuming dilution:
Options	—	—

Loss available to common stockholders plus assumed conversions	$(1,909,963)	6,764,764	$(.28)

For the nine months ended September 30, 2003:
Loss per common share:
Loss available to common stockholders	$(634,412)	4,445,541	$(.14)

Loss per common share – assuming dilution:
Options	—	—

Loss available to common stockholders plus assumed conversions	$(634,412)	4,445,541	$(.14)

Options to purchase 2,510,394 shares of common stock at exercise prices ranging from $1.30 to $6.13 per share were outstanding for the three and nine months ended September 30, 2004, but were not included in the computation of earnings (loss) per common share – assuming dilution for the three or nine months ended because there was a net loss for the periods then ended.

Options to purchase 2,782,192 shares of common stock at exercise prices ranging from $1.30 to $6.13 per share were outstanding for the three and nine months ended September 30, 2003, but were not included in the computation of earnings (loss) per common share – assuming dilution for the three or nine months ended because there was a net loss for the periods then ended.

Warrants to purchase 1,874,768 shares of common stock at exercise prices ranging from $3.40 to $5.40 per share were outstanding at September 30, 2003, but were not included in the computation of earnings per common share — assuming dilution for the three or nine months ended because the warrants’ exercise price was greater than the average market price of the common shares.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

As part of the LifeScience Technologies Acquisition, the sellers received monthly cash payments in an amount equal to the greater of $41,667 or 5% of LifeScience Technologies product sales. The sellers had the election to take each monthly payment in shares of common stock rather than cash at $3.00 per share exercise price, but could not acquire more than 860,000 shares pursuant to such elections. The sellers did not exercise their right to receive any of the acquisition price in shares of the Company’s common stock. None of the shares of common stock subject to this election right were included in the computation of earnings (loss) per common share – assuming dilution for the three or nine months ended September 30, 2003 because there was a net loss for the three and nine months then ended. The balance of the acquisition price, including interest on an outstanding promissory note held by sellers, was paid in full on January 29, 2004.

6.	DEFERRED TAXES

On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Valuation allowances have been established for certain operating loss and credit carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices and costs. The outlook for determination of this allowance is calculated on the Company’s historical taxable income, its expectations for the future based on a three-year projection, and available tax-planning strategies. Based on this determination, management expects that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as offsets to the tax arising from any future taxable income. The Company has net operating loss carryforwards of $4,038,000 available to reduce future taxable income, which will begin to expire in 2023. A valuation allowance of approximately $116,000 and $274,000 was provided by management, based upon this analysis for the three months and nine months ended September 30, 2004, respectively. This valuation allowance increase caused a difference between the Company’s expected tax rate of 38% and the Company’s effective tax rate of 31% and 27% for the three months and nine months ended September 30, 2004, respectively.

7.	COMMITMENTS AND CONTINGENCIES

Recent Regulatory Developments - As a marketer of products that are ingested by consumers, the Company is subject to the risk that one or more of the ingredients in its products may become the subject of adverse regulatory action. On February 11, 2004, the Food and Drug Administration, or FDA, issued and published in the Federal Register its Final Rule on Ephedrine-containing Supplements, stating that since an “unreasonable risk” had been determined, such supplements would be considered “adulterated” under the Federal Food, Drug and Cosmetic Act, or FFDCA, and thus may not be sold. In essence, this Final Rule (or regulation) imposed a national ban on ephedrine supplements.

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

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

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

Product Liability - The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to products liability claims in the event that the use of its products results in injury. The Company maintains a claims made policy, with limited liability insurance coverage. The limits of this coverage are $1,000,000 per occurrence and $2,000,000 in the aggregate. Products containing ephedra, which represented approximately 12.6% of the Company’s net revenue for the first nine months of 2004, are not covered by the Company’s product liability insurance. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the manufacturers of the Company’s products carry product liability insurance, which covers the Company’s products. Such product claims against the Company could result in material losses to the Company.

Legal Proceedings - The Company is currently involved in three products liability suits related to the ingestion of its ephedra-based products. Answers to these petitions have been filed and written discovery and responses have been, or soon will be, exchanged. The Company has denied, and will continue to deny, any wrongdoing, and intends to vigorously defend against the claims. The amounts of damages sought are unknown, but include compensatory and punitive damages.

8.	DEFERRED COMPENSATION

On November 4, 2003, the Company entered into a written employment agreement with John W. Hail, Chief Executive Officer, or the Executive. The contract is for an initial two-year term, commencing November 4, 2003, and may be extended for up to five successive one-year terms if the Company and the Executive agree in writing. The contract calls for a base salary of $249,600 per year, a monthly variable salary equal to one percent (1%) of the Company’s gross revenues, and a discretionary year-end bonus

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

determined by a majority vote of the Board of Directors. The agreement also contains provisions for graduated severance payments if the Company terminates the Executive without cause. In addition, if the employment period is extended beyond November 11, 2005, the monthly variable salary will cease and be replaced by a fixed supplemental payment to the Executive, which will be in a gross amount necessary to cover all federal, state and local taxes and all employment taxes, and pay a net amount of $7,000 per month. At September 30, 2004, the discounted value of those fixed supplemental payments was approximately $668,000.

9.	LEASE ABANDONMENT

In January 2004, the Company commenced a relocation of its corporate headquarters from 2601 NW Expressway (the Oil Center), Oklahoma City, Oklahoma to its warehouse and distribution facility. A portion of the Oil Center was maintained for storage, a portion was maintained for possible relocation of Company personnel due to expansion of the business and a portion was subleased to a third party under a short-term lease. In September 2004, the Company purchased an existing building adjacent to its corporate headquarters to be used for additional office, warehouse and storage space. Company management believes the purchased building is sufficient to meet expansion needs, and as such, abandoned the Oil Center location. In determining lease abandonment, management assumed the continuation of the existing sublease at the current rate, a twelve month period to sublease the remaining space and sublease revenue on the remaining space in the same proportion to expense as the existing sublease. In addition, a discount rate of 6.5% was used to calculate the present value of current lease payments less sublease revenue. The Company recorded lease abandonment, included in rental expense, in the third quarter of $244,328.

10.	CHANGES IN STOCKHOLDERS’ EQUITY

The following table sets forth changes in stockholders’ equity between December 31, 2003 and September 30, 2004:

	September 30, 2004	December 31, 2003
Common Stock	$737	$590
Paid in Capital	20,023,824	15,160,183
Treasury Stock	(2,632,779)	(2,244,476)

Common stock increased $147 at September 30, 2004 from December 31, 2003, due to the issuance of 5,000 shares of common stock for consulting services, the exercise of approximately 285,000 stock options and the exercise of approximately 1,170,000 outstanding warrants.

Paid in capital increased $4,863,641 at September 30, 2004 from December 31, 2003. The increase in paid in capital was due to:

•	Approximately $14,000 related to issuance of stock for services;

•	Approximately $855,000 related to exercise of stock options; and

•	Approximately $4,000,000 related to the exercise of outstanding warrants.

Treasury stock increased $388,303 at September 30, 2004 from December 31, 2003. On August 11, 2004, the Company’s Board of Directors authorized the repurchase of up to $1 million of its outstanding common stock. This authorization expires December 31, 2004. At September 30, 2004, a total of 118,800 shares had been purchased.

******

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
AMS Health Sciences, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of AMS Health Sciences, Inc. (formerly Advantage Marketing Systems, Inc.) and Subsidiaries as of September 30, 2004, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements, as of and for the periods ended September 30, 2004 and 2003, for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AMS Health Sciences, Inc. and Subsidiaries as of December 31, 2003 and the consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein) and, in our report dated February 17, 2004, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

GRANT THORNTON LLP

Oklahoma City, Oklahoma
October 15, 2004

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

     We recognize revenue upon shipment of products, training aids and promotional materials to the independent associates. All of our customers pay for sales in advance of shipment. As such, we have no trade receivables. In the past we made loans to associates, but no longer make such loans. We have some outstanding loans to associates which are all repayable in five years or less and are secured by commissions controlled by us. Interest rates on loans are typically two percent or more above the prime rate and are fixed. All loans and receivables are secured by guaranteed payment sources that are within our control. As such, we believe there is no need for an allowance for doubtful accounts.

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

     On a regular basis, we evaluate all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of our deferred tax assets. Valuation allowances have been established for certain operating loss and credit carryforwards that reduce deferred tax assets to an amount that we believe will, more likely than not, be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices and costs. The outlook for determination of this allowance is calculated on our historical taxable income, our expectations for the future based on a three-year projection, and available tax-planning strategies. Based on this determination, we expect that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as offsets to the tax arising from future taxable income.

     We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. SFAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. Many legal and tax contingencies can take years to resolve. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. However, an adverse outcome in these matters could have a material impact on our results of operations, financial condition and cash flows. No amounts were accrued for such uncertainties as of September 30, 2004.

Results of Operations

     The following table sets forth, as a percentage of our net sales, selected results of operations for the three and nine months ended September 30, 2004 and 2003. The selected results of operations are derived from our unaudited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2004		2003		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$4,522,683	100.0%	$4,883,055	100.0%	$13,253,272	100.0%	$14,183,992	100.0%

Cost of sales:
Commissions and bonuses	2,212,497	48.9	1,983,557	40.6	6,006,787	45.3	6,044,551	42.6
Cost of products	1,178,269	26.1	869,366	17.8	2,951,701	22.3	2,389,665	16.8
Cost of shipping	545,170	12.0	395,943	8.1	1,328,065	10.0	1,171,140	8.3

Total cost of sales	3,935,936	87.0	3,248,866	66.5	10,286,553	77.6	9,605,356	67.7

Gross profit	586,747	13.0	1,634,189	33.5	2,966,719	22.4	4,578,636	32.3
Marketing, distribution and administrative expenses:
Marketing	389,464	8.6	418,812	8.6	879,891	6.7	1,214,174	8.6
Distribution and administrative	1,767,624	39.1	1,507,742	30.9	4,842,592	36.5	4,287,805	30.2

Total marketing, distribution and administrative expenses	2,157,088	47.7	1,926,554	39.5	5,722,483	43.2	5,501,979	38.8

Loss from operations	(1,570,341)	(34.7)	(292,365)	(6.0)	(2,755,764)	(20.8)	(923,343)	(6.5)
Other income (expense):
Interest, net	32,239	0.7	(21,637)	(0.4)	107,502	0.8	(68,947)	(0.5)
Other, net	52,692	1.2	3,461	(0.0)	36,204	0.3	(47,928)	(0.3)

Total other income (expense)	84,931	1.9	(18,176)	(0.4)	143,706	1.1	(116,875)	(0.8)

Loss before taxes	(1,485,410)	(32.8)	(310,541)	(6.4)	(2,612,058)	(19.7)	(1,040,218)	(7.3)
Tax benefit	(463,753)	(10.2)	(121,232)	(2.5)	(702,095)	(5.3)	(405,806)	(2.8)

Net loss	$(1,021,657)	(22.6)%	$(189,309)	(3.9)%	$(1,909,963)	(14.4)%	$(634,412)	(4.5)%

Comparison of the Three Months ended September 30, 2004 and 2003

     Our net sales during the three months ended September 30, 2004 decreased by $360,372, or 7.4%, to $4,522,683 from $4,883,055 during the three months ended September 30, 2003. The sales decrease is due to the decrease in number of associate autoships experienced by us in late 2003, which resulted in lower net sales for us throughout 2004, and the FDA ban on ephedra-containing products. We have historically earned a material portion of our revenues from our AM-300 product, which contains ephedra. In 2003, the FDA banned the use of ephedra in nutritional supplements. This ban was effective April 12, 2004. Sales of our AM-300 product totaled $0 and approximately $1.7 million, respectively, in the third quarter and first nine months of 2004, as compared to sales of approximately $1.5 million and $5.0 million, respectively in the same periods of 2003. While the FDA’s decision had an adverse effect on our 2003 revenues, we had been preparing for this contingency. Over the last several years, through strategic acquisitions, product redevelopment and refocus of weight loss products, we have built a multi-product peak performance, weight loss and nutritional product line that is predominately non-ephedra. We have seen positive results in converting our AM-300 customers to AM-300 fat burning solution or other weight loss products in states like New York, Illinois and California that have previously banned ephedra. A majority of the customers in those states have chosen one or more of our other performance-based weight loss and nutritional products.

     On March 6, 2004, we announced the launch of our three-phase 2004 mass marketing preferred customer acquisition program using a free trial format. The three products, Prime One, AM-300 fat burning solution and ToppFast meal replacement shake, are packaged in two free trial programs and represent our core adaptogen and weight loss products, targeting consumer demand for increased energy, reduced belly fat and recognizable weight loss. On May 27, 2004, we announced the signing of a Product Infomercial Development agreement, representing the third phase of our customer acquisition program.

     During the third quarter of 2004, we added approximately 26,000 new sales associates and preferred customers with our free trial program. This compares to additions of approximately 4,000 new sales associates for the same period of the prior year. We believe retention rates from our free trial program appear to be equivalent with those associated with associate acquisition programs in past years.

     Also during the third quarter of 2004, we introduced our new energy and weight loss solution, AM 5000, a naturally sourced proprietary formula targeting energy/anti-fatigue and weight loss in one complete product. This product also is included in our free trial program. Sales of AM 5000 began September 15, 2004, and represent approximately $138,000 of our third quarter revenue.

     Our cost of sales during the three months ended September 30, 2004 increased by $687,070, or 21.1%, to $3,935,936 from $3,248,866 during the same period in 2003. Total cost of sales, as a percentage of net sales, increased to 87.0% during the three months ended September 30, 2004 from 66.5% during the same period in 2003. The increase in cost of sales was attributable to:

•	An increase of $228,940 in commissions and bonuses due to sales of our free trial program;

•	An increase of $308,903 in the cost of products sold due to sales of our free trial program; and

•	An increase of $149,227 in shipping costs primarily due to our free trial program.

     The reduction in our net sales plus the factors discussed above resulted in a decrease in gross profit of $1,047,442, or 64.1%, to $586,747 for the three months ended September 30, 2004 from $1,634,189 for the same period in 2003.

     Marketing expenses decreased $29,348, or 7.0%, to $389,464 during the three months ended September 30, 2004, from $418,812 during the same period in 2003. The decrease in expense was primarily attributable to:

•	An increase in professional services of approximately $70,000 related to the costs of our product infomercial;

•	A decrease in employee costs of approximately $30,000;

•	A decrease in promotion expenses of approximately $49,000; and

•	A decrease in equipment expense of approximately $25,000 related to an equipment lease in 2003.

     Distribution and administrative expense increased $259,882, or 17.2%, to $1,767,624 for the three months ended September 30, 2004 compared to $1,507,742 for the three months ended September 30, 2003. The increase in expense was primarily attributable to:

•	An increase in employee costs of approximately $35,000 due primarily to increased personnel related to expansion of our business in connection with the sales of our free trial program; and

•	An increase in rent expense of approximately $239,000 related to the lease abandonment recognition of our abandoned executive offices.

     Our marketing, distribution and administrative expenses as a percentage of net sales increased to 47.7% during the three months ended September 30, 2004 from 39.5% during the same period in 2003. Management expects marketing, distribution and administrative expenses to continue at or near the current dollar levels, with the exception of the lease abandonment expense.

     Our net other income (reduced by other expense) increased by $103,108 to net other income of $84,931 at September 30, 2004, from a net other expense of $18,176 during the same period in 2003, primarily due to a decrease in interest expense, related to the repayment of all outstanding debt in January 2004, and an increase in investment income from marketable securities and gains on the sale of marketable securities.

          Our loss before taxes increased $1,040,218 to a loss of $1,485,410 for the three months ended September 30, 2004, compared to a loss of $310,541 during the same period in 2003. Loss before taxes as a percentage of net sales was (32.8)% and (6.4)% for the three months ended September 30, 2004 and 2003, respectively. Income tax benefit for the three months ended September 30, 2004 and 2003 was $463,753 and $121,232. Our net loss increased $832,348 to $1,021,657 for the three months ended September 30, 2004, from $189,309 for the same period in 2003. This increase was attributable to:

•	The decrease in gross profit to $586,747 during 2004 from $1,634,189 during 2003;

•	The increase in marketing, distribution and administrative expense to $2,157,088 during 2004 from $1,926,554 during 2003; and

•	The increase in net other income to $84,931 during 2004 from net other expense of $18,176 during 2003.

Net loss as a percentage of net sales increased to (22.6%) for the three months ended September 30, 2004, from (3.9%) during the same period in 2003.

Comparison of the Nine Months ended September 30, 2004 and 2003

     Our net sales during the nine months ended September 30, 2004 decreased by $930,720, or 6.6%, to $13,253,272 from $14,183,992 during the nine months ended September 30, 2003. The sales decrease is due to the decrease in number of associate autoships experienced by us in late 2003, and the FDA ban on ephedra-containing products. We have launched a new free trial program, adding approximately 43,000 new associates and preferred customers in the first nine months of 2004, compared to additions of approximately 8,000 new associates in the same period of 2003. We believe retention rates from our free trial program appear to be equivalent with those associated with associate acquisition programs in past years.

     Also during the third quarter of 2004, we introduced our new energy and weight loss solution, AM 5000, a naturally sourced proprietary formula targeting energy/anti-fatigue and weight loss in one complete product. Sales of AM 5000 began September 15, 2004, and totaled approximately $138,000 for the month.

     Our cost of sales during the nine months ended September 30, 2004 increased by $681,197, or 7.1%, to $10,286,553 from $9,605,356 during the same period in 2003. Total cost of sales, as a percentage of net sales, increased to 77.6% during the nine months ended September 30, 2004, from 67.7% during the same period in 2003. The increase in cost of sales was attributed to:

•	A decrease of $37,765 in associate commissions and bonuses;

•	An increase of $562,036 in the cost of products sold due to sales of our free trial program; and

•	An increase of $156,925 in shipping expenses primarily due to of our free trial program.

     The factors discussed above resulted in a decrease in gross profit of $1,611,917, or 35.2%, to $2,966,719 for the nine months ended September 30, 2004 from $4,578,636 for the same period in 2003.

     Marketing expenses decreased $334,283, or 27.5%, to $879,891 during the nine months ended September 30, 2004, from $1,214,174 during the same period in 2003. The decrease in expense was primarily attributable to:

•	An increase in professional services of approximately $70,000 related to the costs of our product infomercial;

•	A decrease in employee costs of approximately $82,000;

•	A decrease in promotion expenses of approximately $149,000;

•	A decrease in equipment expense of approximately $25,000 related to an equipment lease in 2003;

•	A decrease in travel costs of approximately $76,000 related to a reduction in the amount of outside travel of our executives and our nutrition expert; and

•	A decrease in general expenses such as postage, telephone expense, and office supplies of approximately $79,000.

     Distribution and administrative expense increased $554,787, or 12.9%, to $4,842,592 for the nine months ended September 30, 2004 compared to $4,287,805 for the nine months ended September 30, 2003. The increase in expense was primarily attributable to:

•	An increase in employee costs of approximately $250,000 due primarily to exercise of employee stock options;

•	An increase in legal expense of approximately $141,000 related to ephedra lawsuits;

•	An increase in rent expense of approximately $226,000 related to the lease abandonment recognition of our abandoned executive offices; and

•	A decrease in shareholder relations expense of approximately $41,000.

     The marketing, distribution and administrative expenses as a percentage of net sales increased to 43.2% during the nine months ended September 30, 2004 from 38.8% during the same period in 2003. Management expects marketing, distribution and administrative expenses to continue at or near the current dollar levels, with the exception of the lease abandonment expense.

     Our net other income (reduced by other expense) increased by $260,581 to net other income of $143,706 for the nine months ended September 30, 2004, from a net other expense of $116,875 during the same period in 2003, primarily due to a decrease in interest expense, related to the repayment of all outstanding debt in January 2004, and an increase in investment income related to our marketable securities and gains on the sale of marketable securities.

     Our loss before taxes increased $1,571,840 to a loss of $2,612,058 for the nine months ended September 30, 2004, compared to a loss of $1,040,218 during the same period in 2003. Loss before taxes as a percentage of net sales was (19.7%) and (7.3%) for the nine months ended September 30, 2004 and 2003, respectively. Income tax benefit for the nine months ended September 30, 2004 and 2003 was $702,095 and $405,806. Our net loss increased $1,275,551 to $1,909,963 for the nine months ended September 30, 2004, from $634,412 for the same period in 2003. This increase was attributable to:

•	The decrease in gross profit to $2,966,719 during 2004 from $4,578,636 during 2003;

•	The increase in marketing, distribution and administrative expense to $5,722,483 during 2004 from $5,501,979 during 2003; and

•	The increase in net other income to $143,706 during 2004 from net other expense of $116,875 during 2003.

Seasonality

     Our operations do not experience patterns of seasonal fluctuations. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

Liquidity and Capital Resources

     Our primary source of liquidity has been cash provided by sales of our equity securities and marketable securities, and from our operating activities. In January 2004, we added cash of approximately $1.2 million from the exercise of outstanding warrants by our warrant holders. Using a portion of the proceeds from the exercise of warrants in 2003 and 2004, we repaid all debt, totaling $1,504,009, resulting in a decrease in annual interest expense of approximately $123,000. On August 11, 2004, our Board of Directors authorized the repurchase of up to $1 million of our outstanding common stock. This authorization expires December 31, 2004. At September 30, 2004, we had purchased a total of 118,800 shares for a total cost of $388,303. At September 30, 2004, we had working capital of $4,700,673, compared to $4,420,554 at December 31, 2003. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses, and will be provided by our operating activities and existing cash and cash equivalents, and if necessary, the sale of our marketable securities. During the nine months ended September 30, 2004, net cash used in operating activities was $1,280,206, net cash used in investing activities was $3,005,478 and net cash provided by financing activities was $2,210,538. This represented a net decrease in cash during this period of $2,075,146.

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

     On September 17, 2004 we purchased additional office and warehouse space for a cash price of $525,000. The building, which is adjacent to our corporate headquarters, provides 6,000 square feet of additional warehouse space and 4,000 additional square feet of office space. Management estimates additional capital expenditures of approximately $226,000 for remodeling the office space and construction of a breezeway connection between the two buildings.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our balance sheet includes marketable securities, which we believe are conservative blends of income and growth investments resulting in moderate market risk. We invest in equity marketable securities to generate capital growth, and fixed-income marketable securities to provide current income. Because of the nature of these investments, total return and risk will be affected by both current interest rates and equity market movements. Our fixed income investments of approximately $2,000,000 are subject to interest risk only. We have approximately $2,100,000 of equity investments that are exposed to market risk.

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

     The following table lists our cash equivalents and our short-term fixed-income marketable securities at September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
		Fair		Fair
	Cost	Value	Cost	Value
Cash equivalents	$9,216	$9,216	$17,709	$17,709
Short-term investments	2,030,940	2,015,816	787,551	786,855

	$2,040,156	$2,025,032	$805,260	$804,564

     The fair value of the cash equivalents and fixed-income marketable securities increased $1,220,468 during the nine months ended September 30, 2004 to $2,025,032 from $804,564 at December 31, 2003. This increase was primarily due to the purchase of fixed-income securities of approximately $1,200,000, purchased with cash from the exercise of our outstanding warrants.

     Equity Market Risks. We currently maintain an investment portfolio of equity securities. All securities are available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders’ equity. We do not engage in hedging our equity portfolio or otherwise purchase derivative securities. At September 30, 2004, our equity investments had a value of $2,098,391 compared to $1,072,414 at December 31, 2003, primarily due to the purchase of mutual fund equity investments, purchased with cash from the exercise of our outstanding warrants.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On March 5, 2004, we were sued in Ross v. Advantage Marketing Systems, Inc., Superior Court of the State of California for the County of Los Angeles, Case No. BC 309118. An answer has been filed. The case has been transferred to the United States District Court for the Southern District of New York as part of the multi-district ephedra litigation. The plaintiff alleges that she took AM-300, which contains ephedra, and was injured as a result. She seeks actual, compensatory and punitive damages, plus an accounting and disgorgement of profits we purportedly earned as a result of allegedly illegal conduct. Written discovery has been exchanged by the parties. We intend to vigorously defend the case.

On March 8, 2004, we were sued in Purcell v. Advantage Marketing Systems, Inc. and The Chemins Company, Inc., District Court in and for Pontotoc County, State of Oklahoma, Case No. C-04-127. The plaintiff alleges that she took AM-300, which contains ephedra, and was injured as a result. This case has been dismissed without prejudice.

The case of Ronald Potter et al v. Advantage Marketing Systems, Inc. et al, a products liability claim, was filed in the Oklahoma County District Court in March 2003. The Plaintiffs allege that the ingestion of ephedra included in AM-300 resulted in the death of Pamela Sue Potter. We have filed an Answer to the Petition. Written discovery and responses have been exchanged, and a limited number of depositions have been taken. Otherwise, there has been little activity in the case. We have denied any wrongdoing and intend to vigorously defend the claim. The amount of damages sought is unknown, but includes compensatory and punitive damages.

The case of In re Jose Garcia v. Advantage Marketing Systems, Inc., a products liability claim, was filed in the Superior Court of California, San Bernardino County, in February 2003. The Plaintiff claimed personal injury and lost wages resulting from the ingestion of ephedra included in AM-300. The case was recently dismissed by the Plaintiff with prejudice to re-filing.

On May 18, 2004, we were sued in Hearn v. Advantage Marketing Systems, Inc. and the Chemins Company, Inc., District Court in and for Choctaw County, State of Oklahoma, Case No. CJ-04-52. We were only recently served with the Petition. An answer has been filed. The Plaintiff alleges that she took AM-300, which contains ephedra, and was injured as a result. She seeks actual and punitive damages in an amount in excess of $10,000. We intend to vigorously defend the case.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 11, 2004, our Board of Directors authorized the repurchase of up to $1 million of our outstanding common stock. This authorization expires December 31, 2004. During the third quarter of 2004, we repurchased the shares set forth in the table below:

(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b) Average Price	of Publicly	that May Yet be
	Shares (or Units)	Paid per Share (or	Announced Plans or	Purchased Under the
Period	Purchased	Unit)	Programs	Plans or Programs
Month #1 (07/01/2004 through 07/31/2004)	—	$—	—	—
Month #2 (08/01/2004 through 08/31/2004)	66,900	$3.512	66,900	$765,000
Month #3 (09/01/2004 through 09/30/2004)	51,900	$2.955	51,900	$611,000

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting held August 20, 2004, John W. Hail, David J. D’Arcangelo and M. Thomas Buxton III were re-elected directors for a three-year term, shareholders approved the Company name change from Advantage Marketing Systems, Inc. to AMS Health Sciences, Inc. and Grant Thornton LLP was ratified as our independent auditor for the 2004 fiscal year. A total of 4,885,898 shares were cast in favor of Messrs. Hail, D’Arcangelo and Buxton’s re-election and no shares were cast against. Abstentions were 57,141. A total of 4,923,522 shares were cast in favor of the Company name change and 15,571 shares were cast against. Abstentions were 3,946. A total of 4,926,771 shares were cast in favor of Grant Thornton’s ratification and 11,489 shares were cast against. Abstentions were 4,779. Messrs. Reggie Cook, Steven Hague, Steven Dickey and Harland Stonecipher continued as directors following our annual meeting.

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	The Registrant’s Amended and Restated Certificate of Incorporation, as amended by the Amendment to Registrant’s Certificate of Incorporation dated September 2, 2004, filed herewith.

3.2	The Registrant’s Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

10.1	Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated as of January 16, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 2 to Form 8-A Registration Statement, filed with the Commission on January 13, 1998.

10.2	Unit and Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated as of November 6, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 1 to Form 8-A Registration Statement, filed with the Commission on January 15, 1998.

10.3	Purchase and Assignment Agreement by and among Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., GHI Holdings, Inc., LifeScience Technologies, Inc. and RMS Limited Partnership, dated as of January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.4	Promissory Note dated January 3, 2001, to RMS Limited Partnership by Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., LifeScience Technologies Holdings Limited Partnership, LifeScience Technologies Holdings, Inc., LifeScience Technologies of Japan and LST Fulfillment Limited Partnership, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.5	Stock Option Agreement of Advantage Marketing Systems dated January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.6	Joint Marketing Agreement with PrimeBuy Network.com, Inc., dated August 30, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

10.7	Promissory Note executed by PrimeBuy Network.com, Inc., dated August 2, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

10.8*	The Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.9*	Employment Agreement by and between David D’Arcangelo and Registrant dated effective as of November 25, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.10*	Non-Qualified Stock Option Agreement by and between David D’Arcangelo and Registrant dated effective as of December 2, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.11*	The Advantage Marketing Systems, Inc. 2003 Stock Incentive Plan, incorporated by reference to Form S-8 Registration Statement (No. 333-109093), filed with the Commission on September 24, 2003.

10.12	Fulfillment Services Agreement with Vita Sales & Distribution Multi-Country, dated January 19, 2004, incorporated by reference to Form 10-K filed with the Commission on March 29, 2004.

10.13*	Employment Agreement by and between John W. Hail and Registrant dated effective as of November 4, 2003, incorporated be reference to Form 10-K filed with the Commission on March 29, 2004.

10.14	Commercial Industrial Real Estate Purchase Contract dated August 12, 2004 by and between Registrant and Keltronics Corporation, filed herewith.

15	Letter of independent accountants as to unaudited interim financial information, filed herewith.

31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification by our Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of our Chief Financial Officer, filed herewith.

*	Designates a compensatory plan.

(b)	Form 8-K

We filed the following Form 8-Ks during the third quarter of 2004:

•	August 12, 2004. Item 5 and 7 filing disclosing the press release setting forth additional information regarding the results of operations for the second quarter 2004, and guidance for fiscal year 2005.

•	August 23, 2004. Item 7 filing disclosing the press release announcing the expected launch of the new energy and weight loss solution.

•	August 23, 2004. Item 8 filing disclosing the press release announcing the approval of our name change from Advantage Marketing Systems, Inc. to AMS Health Sciences, Inc.

•	September 17, 2004. Item 1 filing disclosing the press release announcing the purchase of additional office and warehouse space.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
AMS HEALTH SCIENCES, INC.

Dated: October 27, 2004	By:	/S/ REGGIE B. COOK Reggie B. Cook, Vice President and Chief Financial Officer (Duly Authorized Officer of Registrant and Principal Financial Officer)

Index of Exhibits

3.1	The Registrant’s Amended and Restated Certificate of Incorporation, as amended by the Amendment to Registrant’s Certificate of Incorporation dated September 2, 2004, filed herewith.

3.2	The Registrant’s Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

10.1	Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated as of January 16, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 2 to Form 8-A Registration Statement, filed with the Commission on January 13, 1998.

10.2	Unit and Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated as of November 6, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 1 to Form 8-A Registration Statement, filed with the Commission on January 15, 1998.

10.3	Purchase and Assignment Agreement by and among Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., GHI Holdings, Inc., LifeScience Technologies, Inc. and RMS Limited Partnership, dated as of January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.4	Promissory Note dated January 3, 2001, to RMS Limited Partnership by Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., LifeScience Technologies Holdings Limited Partnership, LifeScience Technologies Holdings, Inc., LifeScience Technologies of Japan and LST Fulfillment Limited Partnership, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.5	Stock Option Agreement of Advantage Marketing Systems dated January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.6	Joint Marketing Agreement with PrimeBuy Network.com, Inc., dated August 30, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

10.7	Promissory Note executed by PrimeBuy Network.com, Inc., dated August 2, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

10.8*	The Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.9*	Employment Agreement by and between David D’Arcangelo and Registrant dated effective as of November 25, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.10*	Non-Qualified Stock Option Agreement by and between David D’Arcangelo and Registrant dated effective as of December 2, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.11*	The Advantage Marketing Systems, Inc. 2003 Stock Incentive Plan, incorporated by reference to Form S-8 Registration Statement (No. 333-109093), filed with the Commission on September 24, 2003.

10.12	Fulfillment Services Agreement with Vita Sales & Distribution Multi-Country, dated January 19, 2004, incorporated by reference to Form 10-K filed with the Commission on March 29, 2004.

10.13*	Employment Agreement by and between John W. Hail and Registrant dated effective as of November 4, 2003, incorporated be reference to Form 10-K filed with the Commission on March 29, 2004.

10.14	Commercial Industrial Real Estate Purchase Contract dated August 12, 2004 by and between Registrant and Keltronics Corporation, filed herewith.

15	Letter of independent accountants as to unaudited interim financial information, filed herewith.

31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification by our Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of our Chief Financial Officer, filed herewith.

*	Designates a compensatory plan.