Form 10-K
period 2004-12-31
AMS HEALTH SCIENCES INC
filed 2005-03-18
CIK 841866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-13343

AMS HEALTH SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1016728 (I.R.S. Employer Identification No.)

711 N.E. 39th Street Oklahoma City, Oklahoma (Address of principal executive offices)	73105 (Zip code)

Registrant’s telephone number including area code: (405) 842-0131

Securities registered under Section 12(b) of the Exchange Act:

Title of each class Common Stock, $0.0001 Par Value	Name of each exchange on which registered American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

     On June 30, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity was $42,057,520.

     As of March 9, 2005 there were 7,019,908 shares of Common Stock, par value $0.0001 per share, outstanding.

     Documents incorporated by reference: The information called for by Part III is incorporated by reference to the definitive proxy statement for the registrant’s 2005 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004.

AMS HEALTH SCIENCES, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2004

**	Information required by Part III is incorporated by reference from the Company’s definitive proxy statement for its 2005 annual meeting of shareholders.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     Certain statements under the captions “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “may”, “will”, or “should” or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business and acquisition strategies; changes in the network marketing industry and changes in consumer preferences; competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness; acceptance of new product offerings; changes in, or the failure to comply with, government regulations (especially food and drug laws and regulations); our ability to obtain financing for future acquisitions and other factors. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

PART I

ITEM 1. BUSINESS

          AMS Health Sciences, Inc., or AMS, began operations in 1987, and through a corporate reorganization in 1995, became an Oklahoma corporation. In this report the terms “Company”, “us”, “we”, “our” and “its” are used as references to AMS. We develop and distribute performance-based nutritional, weight loss and personal care products. We distribute our products through a network marketing system using independent distributors that we refer to as “associates.”

          Network marketing appeals to a wide cross-section of people, particularly those seeking to supplement income, start a home-based business, or pursue entrepreneurial opportunities other than conventional full-time employment. We consider our attractive compensation plan and monthly cash bonus pools, along with trips, prizes and incentives, to be attractive components of the AMS network marketing system.

          Our marketing plan is designed to provide associates financial incentives to build and manage a team of recruited associates in their downline organization.

          On an ongoing basis, we review our product line for duplication and sales movement and make adjustments accordingly. As of December 31, 2004, our primary product lines consisted of:

•	26 nutritional products;

•	6 weight management products; and

•	36 personal care products consisting primarily of skin care products.

Our products are manufactured by various manufacturers pursuant to formulations developed for us and are sold to our independent associates located in all 50 states, the District of Columbia, Puerto Rico and Canada.

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

Key Operating Strengths

          Our principal objective is to be a leading developer and distributor of weight loss products and performance-based wellness systems. Our strategy to achieve this objective and maintain our position in the industry is to capitalize on our operating strengths, which includes the development and sale of performance-based products, a strong product development capability, an attractive compensation plan for associates, and an experienced management team.

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

          Product Development. Our product development effort is based on the identification of next generation health discoveries, anticipation of consumer demand and the acquisition of completed and tested new product technology. Our management team continually:

•	Investigates health, performance and industry trends for new natural extracts and formulated products;

•	Searches for formulations and ingredients that may be candidates for new products;

•	Identifies and compares existing and newly identified nutritional supplements;

•	Updates and improves existing products as new discoveries in nutrition are made; and

•	Prepares products to comply with regulatory requirements of international markets we enter.

          Manufacturing. We outsource all manufacturing of our own products for the following reasons:

•	Quality control is easier to monitor at established facilities;

•	The market for quality services in the marketplace is competitive and attractive; and

•	We believe our financial resources are better allocated to product development, marketing services and sales support.

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

          Experienced Management Team. Our management team includes individuals with expertise in various managerial disciplines, including marketing, customer service, information technology, finance and operations. The current executive management team is responsible for developing an infrastructure to support rapid growth, strengthen our financial condition, and improve operational controls.

Growth Strategy

          We seek to grow our business by pursuing the following strategies:

          New Associate and Preferred Customer Recruiting, Training and Development. We recognize the need to aggressively grow our associate sales force, thereby building new sales. In 2003, we re-launched the Company to the industry after restructuring our marketing, sales and internet business strategies. We focused on the development and distribution of performance-based nutrition and weight loss products that will allow consumers to see and feel a difference in their health and well-being, and will allow others to noticeably recognize similar differences within a short period of time. We recognized the value that repositioning offered, backed by our exclusive core products: AM-300, Prime One, Prime One Concentrate and ToppFast.

     On March 6, 2004, we announced the launch of our three-phase 2004 mass marketing preferred customer acquisition program using a free trial format. The three products, Prime One, AM-300 fat burning solution and ToppFast meal replacement shake, are packaged in two free trial programs and represent our core adaptogen and weight loss products, targeting consumer demand for increased energy, reduced belly fat and recognizable weight loss. On May 27, 2004, we announced the signing of a Product Infomercial Development agreement, representing the final phase of our customer acquisition program.

     During 2004, we added approximately 75,000 new sales associates and preferred customers with our free trial program. This compares to additions of approximately 12,000 new sales associates for the prior year. While retention rates from our free trial program appear to be equivalent with those associated with associate acquisition programs in past years, we will continue to monitor them until sufficient data is accumulated to substantiate our conclusion.

     In September 2004, we introduced our new energy and weight loss solution, AM 5000, a naturally sourced proprietary formula targeting energy/anti-fatigue and weight loss in one complete product. This product also is included in our free trial program. Sales of AM 5000 began September 15, 2004, and represent approximately $1,600,000 of our 2004 revenue.

     Also during 2004, we launched our Home Party group, targeting the multibillion dollar home party market. Few, if any, companies have sold weight loss and energy products in this market. The focus of this campaign is in-home presentations to small groups of women, seeking to build a part-time or full-time business.

          New Market Entry. We believe that, in addition to the U.S. and Canadian markets, significant growth opportunities continue to exist in international markets. We intend to select new markets following an assessment of several factors including market size, anticipated demand for AMS products, receptivity to network marketing, and ease of entry, which includes consideration of possible regulatory restrictions on our products or network marketing system. We will begin preparation for further international expansion as sales leadership develops. We envision a seamlessly integrated associate compensation plan in each market that allows associates to receive commissions for global sales. This seamless downline (associate’s sales organization, including the associate’s recruits and their recruits) structure would be designed to allow an associate to build a global network by creating downlines across national borders. Associates would not be required to establish new downlines or to re-qualify for higher levels of compensation in newly opened markets. We believe that going to a seamless compensation plan provides significant motivation and reward for associates to expand internationally by entering these new markets. In August 2004, we announced the opening of marketing and distribution in Puerto Rico, including the implementation of our free trial program. Sales to Canada comprised approximately $282,000 of our 2004 net revenue.

          New Product Introduction. Using our marketing demand and development capabilities, we will continue to introduce new products and continuously enhance existing products. Products introduced in 2004 include AM 5000, a naturally sourced, proprietary formula targeting energy/anti-fatigue and weight loss in one complete product. Our practice is to introduce new products, primarily at Company-sponsored events, based on demand.

          Strategic Acquisitions. We believe that attractive acquisition opportunities may arise in the future. We intend to pursue strategic acquisition opportunities that would grow our customer base, expand product lines, enhance manufacturing and technical expertise, allow vertical integration, or otherwise complement our business or further our strategic goals.

     On January 4, 2001, we purchased the LifeScience Technologies (LST) group of companies for $1.2 million and a five year payment of $41,667 per month, or 5% of the gross sales of LST products, whichever is greater. As a result of this acquisition, we added 14 products and over 5,000 associates. We paid the balance of the acquisition note, plus accrued interest, in full on January 29, 2004.

Industry Overview

          The nutrition industry includes many small- and medium-sized companies that manufacture and distribute products generally intended to maintain the body’s health and general well being. The four major product categories within the nutrition industry are as follows:

•	Nutritional Supplements – products such as vitamins and minerals, sports performance enhancers, meal replacements, dietary supplements, herbs and botanicals, and compounds derived from these substances;

•	Natural and Organic Foods – products such as cereals, milk, non-dairy beverages, and frozen entrees;

•	Functional Foods – products with added ingredients or fortification specifically for health or performance purposes; and

•	Natural Personal Care – products combining nutrition with skin care.

          We believe that the nutrition industry is being fueled by the following:

•	The public’s exposure to more widely accepted natural and homeopathic alternatives;

•	The desire to slow down the aging process;

•	The national and worldwide trend toward preventive health care combining Eastern and Western medicine; and

•	The rapid product introductions taking place in response to scientific research fueled by new demand.

          Nutritional products are distributed through six major sales channels. Each channel has changed in recent years, primarily due to advances in technology and communications, resulting in improved product distribution and faster dissemination of information. The major sales channels are as follows (AMS associates participate in four of the six channels listed below):

•	Mass market retailers, including mass merchandisers, drug stores, supermarkets and discount stores;

•	Natural health food retailers;

•	Network marketing;

•	Mail order;

•	Healthcare professionals and practitioners; and

•	The Internet.

Products

          Our primary product lines include nutritional, weight management and personal care. We currently market approximately seventy products, exclusive of variations in product size, colors or similar variations of our basic product line.

          Nutritional. This product line includes antioxidants, minerals, vitamins, and other nutritional supplements. The nutritional supplement products are designed to provide optimal absorption, bioavailability, and efficacy. During the years ended December 31, 2004, 2003 and 2002, 44.0%, 44.9% and 40.2% of our net sales were derived from the 26 products in the nutritional category, which contain herbs, vitamins, minerals and other natural ingredients. The top-selling products in this category are Prime One, Prime One Concentrate and Spark of Life liquid nutritional which totaled approximately 28.0%, 5.7% and 3.6%, respectively, of net sales in 2004.

          Weight Management. This product line was developed to provide a comprehensive approach to weight management including the AM-300 family of weight loss supplements, along with weight loss systems. During the years ended December 31, 2004, 2003 and 2002, the weight management category represented 46.3%, 48.0% and 51.8% of our net sales. Sales were derived from the six products in the weight management category that we market under the AMS Health Sciences label.

          Personal Care. This product line includes scientifically developed natural products designed to support healthy skin and hair. Products in this line include those from the Chambre International line and products acquired from Dr. Robert Nakamura and Immudyne Inc. The three-product wrinkle and facial-line reducing system is called “Nino Sorgente Skin Care” and includes eye serum, facial serum and daily moisturizer. During the years ended December 31, 2004, 2003 and 2002, 2.3%, 2.8% and 2.9% of our net sales were derived from the 36 products in the personal care category.

          Promotional Materials. In addition to these three principal product lines, we have developed and sell to associates materials and online tools designed to assist them in building their business and selling products. These sales aids are generally written and produced by AMS and include product audio tapes, CD ROM’S, video tapes, brochures and business forms designed by us and printed by outside publishers. We periodically contract with authors and publishers to produce or provide books, tapes, and other items dealing with health topics and personal motivation, which are made available to associates.

          New associates are required to purchase an enrollment packet containing training materials that assist in beginning and growing a business. Associates do not earn commissions on the sale of sales aids or enrollment packets.

          Other Products and Services. Prior to focusing on nutritional, weight management and personal care products in October 1993, we marketed various packages of consumer benefit services provided by third-party providers. The only remaining benefit service we offer is a pre-paid legal service. The pre-paid legal services are provided by Pre-Paid Legal Services, Inc. This program membership represented less than 1% of our net sales during 2004, 2003 and 2002.

          New Product Identification . We are committed to continuous product innovation and improvement through market demand and products backed by science. The mission of our science and product development is to develop, for target groups, advanced wellness products that deliver performance-based results around our core peak performance and weight loss focus. That is, products that deliver noticeable results, slow the aging process, reduce the risk of chronic illness, and promote long-term health. New product ideas and research efforts are supported using a combination of our advisory talent and research, third-party studies and sponsored research. We intend to dedicate resources for the science and development of new products and reformulation of existing products. Prior to introducing new products, we investigate product formulation as it relates to regulatory compliance and other issues.

          For products on which we acquire the distribution or ownership rights, we maintain and access any and all science and research related to those products. For example, the acquisition of Prime One brought over 45 years of research and thousands of trials and studies on the Prime One products and ingredients. The distribution rights for Immudyne’s Sorgente skin care system brought the use of patents, studies and documentation for use in our marketing effort.

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

          We, like other marketers of products that are intended to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We maintain a claims made policy, with limited product liability insurance with coverage limits of $1,000,000 per occurrence and $2,000,000 in the aggregate. Products containing ephedra, which represented 9.7% and 35.9% of our 2004 and 2003 net sales, respectively, are not covered by our product liability insurance. Although we do not obtain contractual indemnification, our product manufacturers carry product liability insurance that covers our products. Product liability claims in excess of insurance coverage may result in significant losses, which would adversely affect product sales, results of our operations, financial condition and the value of our common stock.

          All of the items in our product line include a customer satisfaction guarantee. Within 30 days of purchase, any retail customer or associate who is not satisfied with our product for any reason may return it or any unused portion to the associate from whom it was purchased or to us for a full refund or credit toward the purchase of another product. Associates may obtain replacements from us for products returned to them by retail customers if they return such products on a timely basis. Furthermore, in most jurisdictions, we maintain a buy-back program. Under this program, we will repurchase products sold to an associate, subject to a 10% restocking charge, provided the associate resigns and returns the product in marketable condition within 12 months of original purchase, or longer where required by applicable state law or regulations. We believe this buy-back program addresses a number of the regulatory compliance issues pertaining to network marketing systems. For the years ended December 31, 2004, 2003 and 2002, the cost of products returned to us was 3.7%, 0.9% and 0.6% of gross sales. The increase in 2004 returns was due to the cancellation of first autoshipments under our free trial program.

          Our product line is distributed principally from our facilities in Oklahoma City or from our regional support centers. Products are warehoused in Oklahoma City and at selected regional support centers.

Network Marketing

          We market and distribute our products through a network marketing system and sell directly to associates and preferred customers. At December 31, 2004, we had approximately 55,000 “active” associates. To be considered “active” an associate must have purchased $50 in products or $22 on autoship of our products within the preceding 90 days. Network marketing is a form of person-to-person direct selling through a network of vertically organized independent distributors who purchase products at wholesale prices from the manufacturer for resale to retail consumers. The emergence of readily available means of mass communication such as personal computers, facsimiles, low-cost long distance telephone services, and the Internet has contributed to the rapid growth of network marketing. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances. We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not as readily available through other distribution channels. We believe our network marketing system appeals to a broad cross-section of people, particularly those seeking to:

▪	Supplement family income;

▪	Start a home business; or

▪	Pursue employment opportunities other than conventional, full-time employment.

A majority of our associates therefore sell our products on a part-time basis.

          We believe that our network marketing system is ideally suited to market our product line because sales of such products are strengthened by ongoing personal contact between retail consumers and associates, many of whom use our products themselves. Sales are made through direct personal sales presentations as well as presentations made to groups in a format known as “opportunity meetings.” These sales methods are designed to encourage individuals to purchase our products by informing potential customers and associates of our product line and results of personal use, and the potential financial benefits of becoming an associate. The objective of the marketing program is to develop a broad based network marketing organization within a relatively short period. Our marketing efforts are typically focused on middle-income families and individuals.

          Our network marketing program encourages individuals to develop their own downline network marketing organizations. Each new associate is either linked to:

▪	The existing associate that personally enrolled the new associate into our network marketing organization; or

▪	The existing associate in the enrolling associate’s downline as specified at the time of enrollment.

Growth of an associate’s downline organization is dependent upon the recruiting and enrollment of additional associates within such associate’s downline organization.

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

          To aid associates in easily meeting the monthly personal product purchase requirement to qualify for bonuses, we developed the “autoship” in 1994. Under the autoship purchasing arrangement, associates establish a standing product order for an amount in excess of $22 that is automatically charged to their credit card or deducted from their bank account for goods shipped that month. At December 31, 2004, 2003 and 2002, we had approximately 29,161, 16,343 and 23,051 associates participating in the autoship.

          Our bonus structure provides for payment of bonuses on product purchases made by other associates in an associate’s downline organization. Associates derive income from several sources:

▪	First, associates earn profits by purchasing from our product line at wholesale prices (which are discounted up to 40% from suggested retail prices) and selling to customers at retail;

▪	Second, associates earn profits from the products sold in the sign-up of new associates from our enroller bonuses and lucrative coding bonuses, which are tied to the downline organization;

▪	Third, associates who establish their own downline organization may earn bonuses of up to 36% of bonus value on product purchases by associates within the first four levels of their downline organization;

▪	Fourth, associates who have $600 per month of product purchases on their first and second levels combined, become directors and have the opportunity to build an additional director downline organization and receive additional bonuses of 4% of bonus value on product purchases by such downline organization;

▪	Fifth, associates who have $1,200 per month of product purchases on their first and second levels combined, two director legs and $2,500 wholesale volume monthly in their downline, become silver directors and have the opportunity to build an additional silver director downline organization and receive additional bonuses of 5% of bonus value on product purchases by such downline organization;

▪	Sixth, associates who have $1,800 per month of product purchases on their first level and second levels combined, two silver legs and have a total of $5,000 wholesale volume monthly in their downline, become gold directors and have the opportunity to receive an additional bonus of 3% of bonus value on product purchases by their silver director downline organization. In addition, gold directors have the opportunity to receive generation bonuses of up to 3% of bonus value on the product purchases by associates of silver director downline organizations that originate from their silver director downline organization through four generations; and

▪	Seventh, associates who maintain the gold director requirements and develop three gold directors, each one from a separate leg of their downline organization plus $40,000 wholesale volume in downline organization, become platinum directors and have the opportunity to build an additional platinum director downline organization and receive additional bonuses of 5% of bonus value on product purchases by such downline organization.

          Combining these levels of bonuses, our total “pay-out” on products subject to bonuses is approximately 63% of the bonus value of product sales, and 42.1% of total sales.

          Each associate in our network marketing organization has a director, a silver director, a gold director and a platinum director. Each director has a silver director, a gold director and a platinum director. Each silver director has a gold director and a platinum director. Each gold director has a platinum director. As of December 31, 2004, we had 299 silver directors, 369 gold directors and 56 platinum directors.

          Under our regional support center program, we designate associates to serve as regional support center directors and provide them special training and support. Each regional support center director functions as a product distribution center for our products. As of December 31, 2004, we had 14 regional support center directors.

          We maintain a computerized system for processing associate orders and calculating bonus payments which enable us to remit such payments promptly. We believe that prompt and accurate remittance of bonuses is vital to recruiting and maintaining associates, as well as increasing their motivation and loyalty to us. We make weekly bonus payments based upon the previous week’s product purchases, while most network marketing companies only make monthly bonus payments. During 2004, 2003 and 2002, we paid bonuses to 9,565, 6,824 and 8,909 associates, in the aggregate amounts of $8,470,653, $7,504,420 and $9,414,421, respectively.

          We are committed to providing the best possible support to our associates. Associates in our network marketing organization are provided training guides and are given the opportunity to participate in our training programs. We sponsor regularly scheduled conference calls for our platinum directors which include testimonials from successful associates and satisfied customers, as well as current product and promotional information. We produce a monthly newsletter which provides information on our products and network marketing system. The newsletter is designed to help recruit new associates by answering commonly asked questions and includes product information and business building information. The newsletter also provides a forum for additional recognition of associates for outstanding performance. In addition, we regularly sponsor training sessions for our associates across the United States. At these training sessions, associates are provided the opportunity to learn more about our product line and selling techniques, so they can build their businesses more rapidly. We produce comprehensive and attractive four color catalogues and brochures that display and describe our product line. We maintain a web page at www.amsonline.com, which provides general company information along with product line and network marketing system information.

          From time to time, associates fail to adhere to the AMS policies and procedures, including those governing the marketing of our products or representations regarding the compensation plan. We systematically review reports of alleged associate misbehavior. Infractions of the policies and procedures are reported to a compliance committee that determines what disciplinary action may be warranted in each case. If we determine that an associate has violated any of the AMS policies and procedures, we may take a number of disciplinary actions. For example, we may terminate the associate’s purchase and distribution rights completely, or impose sanctions such as warnings, fines, or probation. We may also withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate actions at our discretion. An in-house compliance department also routinely reviews associate activities.

          We believe that the ability to efficiently manage distribution, compensation, manufacturing, inventory control and communications functions through the use of sophisticated and dependable information processing systems is critical to our success. To optimally support our customer base and core business processes, our information technology resources consist of a customized, Web-enabled order-entry system and an integrated system to manage inventory, production planning, fulfillment and financial information. Our information systems are maintained by in-house staff and outside consultants. These systems are designed to provide, among other things, financial and operating data for management, timely and accurate product ordering, bonus payment processing, inventory management and detailed associate records. Since 1994, we have invested more than $3 million to enhance our computer and telecommunications systems.

Regulation

          In the United States, as well as in any foreign markets in which we may sell our products, we are subject to laws, regulations, administrative determinations, court decisions and similar restrictions at the federal, state and local levels, collectively known as “regulations”. These regulations include and pertain to, among other things:

▪	The formulation, manufacturing, packaging, labeling, advertising, distribution, importation, sale and storage of our products;

▪	Our product claims and advertising, including label claims, direct claims and advertising, as well as claims and advertising by associates, for which we may be held responsible; and

▪	Our network marketing organization and activities.

          Products. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale and storage of our products are subject to regulation by a number of governmental agencies. The federal agencies include the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. Our activities are also regulated by various codes and agencies of the states, localities and foreign countries in which our products are or may be manufactured, distributed or sold. The FDA, in particular, regulates the formulation, manufacturing and labeling of dietary supplements, cosmetics and skin care products, including many of our products.

          The Dietary Supplement Health and Education Act of 1994, or DSHEA, revised the provisions of the Federal Food, Drug and Cosmetic Act, or FFDCA, concerning the composition and labeling of dietary supplements, which we believe is generally favorable to the dietary supplement industry. DSHEA created a new statutory category of products, or “dietary supplements”. This new category includes vitamins, minerals, herbs, amino acids, and other dietary substances for human use to supplement the diet. However, DSHEA grandfathered, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement containing a new dietary ingredient, or NDI, and placed on the market on or after October 15, 1994, must have a history of use or other evidence establishing a basis for expected safety. Manufacturers of dietary supplements using a “structure-function” statement or claim must have scientific substantiation that the statement is truthful, accurate, and not misleading. The majority of our sales come from products that are classified as dietary supplements under the FFDCA and DSHEA.

          The labeling requirements for dietary supplements, with respect to labels affixed to containers, have been set forth in final regulations, effective March 23, 1999. These regulations include how to include the serving size, declare dietary ingredient information, and the proper detail and format required for the “Supplement Facts” box. During 1999, we revised our product labels to be in compliance with those regulations. Many states have also recently become active in the regulation of dietary supplement products. These states may require modification of labeling or formulation of certain of our products sold in these states, e.g. Texas, New York, and California. Finally, in recent years California courts have grown increasingly active in consumer protection and “private Attorney General” lawsuits, some of which have targeted certain herbal supplement ingredients, such as Kava Kava or Ginseng. These suits have not directly affected our products or sales, but we continue to be aware of California’s Business and Professional Code (especially as to advertising of products), and litigation in California, particularly regarding Proposition 65 (or Prop 65), which disallows many ingredients in products sold in that state.

          On January 6, 2000, the FDA published a Final Rule on permissible structure/function statements to be placed on labels and in brochures. Structure/function statements are claims of the benefit or positive effect of a product or an ingredient on the body’s structure or function. This regulation does not significantly change the way that the FDA interprets structure/function statements. Thus, we did not make any substantial label revisions based on this regulation regarding any of our structure/function product statements. Then on November 9, 2004, the FDA published a Notice in the Federal Register that the level of science needed to support a structure/function claim would be raised close to the current FTC standard, which is “competent and reliable scientific evidence”. We believe that AMS has adequate substantiation for all label claims used.

          Ephedra. As a marketer of products that are ingested by consumers, we are subject to the risk that one or more of the ingredients in our products may become the subject of adverse regulatory action. For example, one of the ingredients in our prior AM-300 product was ephedra, an herb that contains naturally-occurring ephedrine alkaloids. Our manufacturer used a powdered extract of that herb when manufacturing AM-300. We marketed AM-300 principally as an aid in weight management. The extract was an 8% extract, which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids.

          On February 11, 2004, the FDA issued and published in the Federal Register its final rule on ephedrine-containing supplements, stating that since an “unreasonable risk” had been determined, such supplements would be considered “adulterated” under the FFDCA, and thus may not be sold. In essence, this final rule (or regulation) imposes a national ban on ephedrine supplements.

          The effective date of this regulation was April 12, 2004. We complied with the new regulation and ceased all sales and advertisement of AM-300 and any other ephedra-containing supplement as of April 12, 2004. For the future, the FDA and also Congress have indicated that they will consider whether alternatives to ephedra, other weight loss and energy stimulants (such as bitter orange), similarly carry an unreasonable risk. These proposals to limit stimulant ingredients, if finalized, may necessitate reformulations of some of our weight loss products.

          Also, in the aftermath of the ephedra ban, on April 22, 2004, in comments before a scientific meeting, then Acting FDA Commissioner, Lester Crawford (now the nominee for Commissioner), outlined what an FDA press release termed a “science-based plan for dietary supplement enforcement”. The press release went on to say that the agency “would soon provide further details about its plan to ensure that the consumer protection provisions of DSHEA are used effectively and appropriately”. Referring to its recent rulemaking on ephedra, the FDA also stated that it “expects to evaluate the available pharmacology, published literature      , evidence-based reviews, and adverse event information” of “individual dietary supplements”. Soon afterwards, this promised FDA document was issued, with the title “Regulatory Strategy for the Further Implementation and Enforcement of the Dietary Supplement Health and Education Act of 1994”. No new regulations or proposed rules pursuant to this strategy have yet been issued, except that the FDA has recently welcomed and received comments from the industry for a better procedure for the FDA to review a company’s safety information as to a new dietary ingredient, or NDI, in an NDI Notification. At this time, NDI Notifications are not required for any AMS products.

          Anti-DSHEA Proposed Legislation. Finally, as the press, the FDA, and members of Congress and of the supplement industry have all predicted, the very issuance of the final rule on ephedra has caused Congress to rethink DSHEA, specifically as to how safety in supplements may be ensured, and also as to whether specific categories of dietary ingredients should not be permitted at all. In particular, there is growing sentiment (including from one herbal trade association) to make Adverse Event Reporting (AERs) mandatory for all manufacturers and marketers of dietary supplements, so that the FDA may take action more quickly than it did on ephedra, when a harmful herb or other ingredient is suspected. Since February 2003, there have been several bills proposed in Congress that would amend DSHEA, make safety safeguards stricter, even approaching the rigor and reporting required for FDA-regulated drugs. Some examples are as follows:

          S. 722 – The Dietary Supplement Safety Act was introduced by Senator Richard Durbin in March 2003, and would greatly undermine DSHEA, especially Section 4 regarding safety, giving the FDA new powers of oversight and blanket authority over whole categories of supplements, including stimulants. Stimulants are used in many weight loss products, including some of our supplements. To the best of our knowledge, this bill and the bill described below (though perhaps under different numbers) are still pending.

          H.R. 3377: Beginning on October 28, 2003, Senator McCain chaired Senate Hearings on whether DSHEA adequately protects consumers. Also on October 28, Cong. Susan Davis and Cong. Henry Waxman introduced The Dietary Supplement Access and Awareness Act, H.R. 3377, purporting to be about safety and access for consumers to supplements, but actually recommending severe restrictions and dramatic redefinitions of what constitutes a dietary supplement. This bill would impose several requirements for supplements, including unprecedented FDA pre-approval as well as strict AER reporting, and excludes only vitamins and minerals from such new requirements. Like S. 722, this bill would reverse the safety burden of proof in Section 4 of DSHEA (one of the industry’s victories in 1994), and instead require the manufacturer to demonstrate safety, rather than the burden being on the FDA to show “imminent hazard” or “unreasonable risk”.

          With the help of our regulatory attorney, we will continue to monitor these anti-DSHEA bills, and determine if any of them become a serious threat to our business. In addition, the two major trade associations of the dietary supplement industry—the American Herbal Products Association, or AHPA, and the National Natural Foods Association, or NNFA—have both been actively lobbying against any bills that would require or lead to unreasonable restraints on the manufacture and marketing of dietary supplements.

          Manufacturing. Pursuant to current law, dietary supplements are manufactured using food GMPs, which stands for good manufacturing practices. DSHEA empowered the FDA to issue specialized GMPs for dietary supplements, but several years passed before the FDA took the next step in the rule-making process. On March 13, 2003, the FDA published a proposed rule in the Federal Register which proposes comprehensive GMPs. The FDA accepted public comments on the proposed GMPs until June 11, 2003; final GMPs for supplements will be promulgated after the FDA has reviewed the public comments. Once final GMP regulations become effective, our manufacturer will be required to adhere to them. The FDA will most likely institute an effective date for the GMPs which will allow our manufacturer a reasonable amount of time to conduct this review and, if necessary, revise its manufacturing operations to comply with the final GMP regulations. Typically, the effective date for new manufacturing and labeling regulations is 12 months after the promulgation of the final rule or new regulation. As of March 10, 2005, the FDA had not yet published this final rule on GMPs.

          Advertising and Website. The FDA considers website promotional content to constitute “labeling”, and thus the AMS website must not contain disease claims or drug claims, but only permissible structure/function claims. The FTC governs the advertising of dietary supplements, in any medium or vehicle—print ads, radio spots, infomercials, etc.-including Internet ads and websites. The fundamental FTC rule is that all material advertising claims, whether express (direct) or implied, must be substantiated by reliable and competent scientific evidence. Because our website must comply with both FDA and FTC regulations, we routinely ask our regulatory compliance counsel to review certain web pages, especially the content of new product promotions. When necessary, our regulatory counsel also reviews the scientific substantiation for particular claims (again, especially for new products such as Prime One, an anti-stress and weight loss product) to determine if it is sufficient, and also that there are no disease claims present, the main FDA issue.

          AMS also requires associate websites to be in compliance with FDA and FTC regulations. As such, and to ensure Internet compliance, associates may only copy or link to our corporate website. Any independent websites are absolutely unauthorized, and their creators are solely liable for defending any regulatory enforcement actions. Violation of this policy may result in termination by AMS. This policy was explicitly conveyed to all associates via a formal letter/ notice, prepared by our Chief Financial Officer (CFO) and our regulatory counsel, and signed by our CFO.

          In markets outside the United States, prior to commencing operations or marketing products, we may be required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency. Approvals or licensing may be conditioned on reformulation of AMS products for the market or may be unavailable with respect to certain products or product ingredients. We must also comply with local product labeling and packaging regulations that vary from country to country. Foreign regulatory requirements have not placed a significant burden on our ability to operate in current foreign countries.

          Product Claims and Advertising. Advertising of products is subject to regulation by the FTC under the FTC Act. Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTC Act provides that the dissemination of, or causing to be disseminated, any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims made for our products.

          In recent years, the FTC has initiated numerous investigations of and actions against dietary supplement, weight management, and cosmetic products and companies. The FTC issued a guidance document (in November 1998, but still current) to assist companies in understanding and complying with the substantiation requirement for advertising claims for supplements. We have organized the documentation supporting and substantiating our advertising and promotional practices in compliance with these Guidelines. Our Director of Marketing works closely with our regulatory counsel to assure the proper level of substantiation of all advertising claims, regardless of vehicle or medium, e.g., TV commercial, website, or testimonial, etc.

          In particular, last year the FTC has been especially active, using its overlapping jurisdiction with the FDA and its joint agency enforcement mechanism called “cyber stings”—via the FTC’s monitoring of supplement claims found on Internet advertising, a relentless program termed Operation Cure-all. When the FTC finds compliance violations, the FDA then sends out Warning Letters regarding these Internet claims, called “Cyber Letters”. In particular, as to diet products, the FTC several months ago issued specific new guidelines for permissible weight loss claims, prohibiting claims that the Commission considers to be “infeasible”, or unable to be supported by current science. Our regulatory counsel keeps us fully apprised of all such new guidelines and regulations, via compliance updates sent twice per month. In an action that may be pertinent to us, the FTC has recently objected to some weight loss claims involving stress and the hormone cortisol, including an enforcement action against the formulator and marketers of CortiSlim. We are watching such enforcement actions closely, to determine the FTC’s parameters regarding such stress and weight claims, which would affect some of our newer products.

          The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially, using compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, disgorgement of profits, consumer redress, divestiture of assets, rescission of contracts, and such other relief as the agency deems necessary to protect the public. Violation of these orders could result in substantial financial or other penalties. We have not been notified that we have been, or are the subject of, any enforcement action by the FTC, but such action in the future by the FTC could materially adversely affect our ability to successfully market our products. That is why we pay careful attention to new guidelines and recent investigations launched, complaints filed, and fines imposed by the FTC, as shown above.

          Compliance Efforts. We attempt to remain in full compliance with all applicable laws and regulations governing the manufacture, labeling, sale, distribution and advertising of our dietary supplements. We retain special legal counsel for advice on both FDA and FTC legal issues. In particular, we work closely with special legal counsel who specializes in DSHEA regulations for label revisions, content of structure/function statements, advertising copy, and also the position of the FDA on ephedra-containing products.

          Network Marketing System. Laws and regulations in each country in which we operate prevent the use of deceptive or fraudulent practices that have sometimes been inappropriately associated with legitimate direct selling and network marketing activities. These laws include anti-pyramiding, securities, lottery, referral selling, anti-fraud and business opportunity statutes, regulations and court cases. Illegal schemes, typically referred to as “pyramid”, “chain distribution”, or “endless chain” schemes, compensate participants primarily or solely for the introduction or enrollment of additional participants into the scheme. Often these schemes are characterized by large up-front entry or sign-up fees, over-priced products of low value, little or no emphasis on the sale or use of products, high-pressure recruiting tactics, and claims of huge and quick financial rewards requiring little or no effort. Generally these laws are directed at ensuring that product sales ultimately are made to consumers and that advancement within sales organizations is based on sales of the enterprise’s products, rather than investments in the organizations or other non-retail sales related criteria or activity. Where required by law, we obtain regulatory approval of our network marketing system, or, where approval is not required or available, the favorable opinion of local counsel as to regulatory compliance.

          We currently have independent associates in all 50 states, the District of Columbia, Puerto Rico and Canada. In addition to federal regulation in the United States, each state has enacted its own “Little FTC Act” to regulate sales and advertising. Occasionally, we receive requests to supply information regarding our network marketing plan to regulatory agencies. Although we have from time to time modified our network marketing system to comply with interpretations of various regulatory authorities, we believe that our network marketing program is in compliance with laws and regulations relating to network marketing activities in our current markets. Nevertheless, we remain subject to the risk that, in one or more of our present or future markets, the marketing system or the conduct of certain associates could be found not to be in compliance with applicable laws and regulations. Failure by an associate or us to comply with these laws and regulations could have a material adverse effect on our business in a particular market or in general. Any or all of these factors could adversely affect the way we do business and could affect our ability to attract potential associates or enter new markets. In the United States, the FTC has been active in its enforcement efforts against both pyramid schemes and legitimate network marketing organizations with certain legally problematic components, having instituted several enforcement actions resulting in signed settlement agreements and payment of large fines. Although to our knowledge, we have not been the target of an FTC investigation, there can be no assurance that the FTC will not investigate us in the future. Noncompliance with applicable laws and regulations could:

▪	Result in enforcement action and imposition of penalties;

▪	Require modification of our network marketing system;

▪	Result in negative publicity; or

▪	Have a negative effect on associate morale and loyalty.

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

          We are subject to the risk of challenges to the legality of our network marketing system by our associates, both individually and as a class. Generally such challenges would be based on claims that our network marketing system was operated as an illegal “pyramid scheme” in violation of federal and state securities laws, state unfair practice and fraud laws and the Racketeer Influenced and Corrupt Organizations Act.

          Two important Federal Trade Commission cases have established legal precedent for determining whether a network marketing system constitutes an illegal pyramid scheme. The first, IN RE KOSCOT INTERPLANETARY, INC., 86 F.T.C. 1106 (1975), set forth a standard for determining whether a marketing system constituted a pyramid scheme. Under the KOSCOT standard, a pyramid scheme is characterized by the participants’ payment of money to a company in return for:

▪	The right to sell a product; and

▪	The right to receive, in return for recruiting other participants into the program, rewards that are unrelated to sales of the product to ultimate users.

Applying the KOSCOT standard in IN RE AMWAY CORP., 93 F.T.C. 618 (1979), the FTC determined that a company will not be classified as operating a pyramid scheme if the company adopts and enforces policies that in fact encourage retail sales to consumers and prevent “inventory loading”. Inventory loading occurs when associates purchase large quantities of non-returnable inventory to obtain the full amount of compensation available under the system. In AMWAY, the FTC found that the marketing system of Amway Corporation did not constitute a pyramid scheme, noting the following Amway policies:

▪	Participants were required to buy back, from any person they recruited, any salable, unsold inventory upon the recruit leaving Amway;

▪	Every participant was required to sell at wholesale or retail at least 70% of the products bought in a given month in order to receive a bonus for that month; and

▪	In order to receive a bonus in a month, each participant was required to submit proof of retail sales made to 10 different consumers.

          We believe that our network marketing system is not classified as a pyramid scheme under the standards set forth in KOSCOT, AMWAY, and other applicable law. In particular, in most jurisdictions, we maintain an inventory buy-back program to address the problem of inventory loading. Pursuant to this program, we repurchase products sold to an associate (subject to a 10% restocking charge) provided that the associate:

▪	Resigns; and

▪	Returns the product in marketable condition within 12 months of original purchase, or longer where required by applicable state law or regulations.

Our literature provided to associates describes our buy-back program. In addition, pursuant to agreements with our associates, each associate represents that at least 70% of the products he or she buys will be sold to non-associates. However, as is the case with other network marketing companies, the bonuses paid by us to our associates are based on product purchases including purchases of products that are personally consumed by the downline associates. Basing bonuses on sales of personally consumed products may be considered an inventory loading purchase. Furthermore, associates’ bonuses are based on the wholesale prices received by us on product purchases or, in some cases based upon the particular product purchased, on prices less than the wholesale prices.

          In the event of challenges to the legality of our network marketing system by associates, we would be required to:

▪	Demonstrate that our network marketing policies are enforced; and

▪	That the network marketing system and associates’ compensation thereunder serve as safeguards to deter inventory loading and encourage retail sales to the ultimate consumers.

          In WEBSTER V. OMNITRITION INTERNATIONAL, INC., 79 F.3d 776 (9th Cir. 1996), the United States Court of Appeals held that a class action brought against Omnitrition International, Inc., a multilevel marketing seller of nutritional supplements and skin care products, should be allowed to proceed to trial. The plaintiffs, former associates of Omnitrition’s products, alleged that Omnitrition’s selling program was an illegal pyramid scheme and claimed violations of Racketeer Influenced and Corrupt Organizations Act and several federal and state fraud and securities laws. Despite evidence that Omnitrition complied with the AMWAY standards, the court ruled that a jury would have to decide whether Omnitrition’s policies, many of which apparently were similar to compliance policies adopted by us, were adequate to ensure that Omnitrition’s marketing efforts resulted in a legitimate product marketing and distribution structure and not an illegal pyramid scheme. We believe that our marketing and sales programs differ in significant respects from those of Omnitrition, and that our marketing program complies with applicable law. The two most significant differences are:

▪	The Omnitrition marketing plan required associates to purchase $2,000 in merchandise in order to qualify for bonuses as compared to $22 on autoship under our marketing program; and

▪	The Omnitrition inventory repurchase policy was limited to products that were less than three months old as compared to one year under our inventory repurchase policy.

Lessons from the OMNITRITION case are that:

▪	A selling program which operates to generate only the minimum purchases necessary to qualify for bonuses is suspect; and

▪	A selling program must operate to generate purchases independently of the payment of bonuses in order to have a legitimate product marketing and distribution structure.

We believe that our selling program operates to generate significant purchases “for intrinsic value” as demonstrated by our sales figures. During the month of December 2004, 28,294 of our associates placed a total of 32,331 orders averaging $55 in size, while only a single $22 on autoship per month is necessary to qualify for bonuses. In view of the holding of the court of appeals in the OMNITRITION case, however, there is no assurance that, if challenged, we would prevail against private plaintiffs alleging violations of anti-pyramid and securities laws. A final ruling against us in such a suit could result in the imposition of a material liability against us. Moreover, even if we were successful in defending against such suit, the costs of such defense, both in dollars spent and in management time, could be material and adversely affect our operating results. In addition, the negative publicity of such a suit could adversely affect our sales and ability to attract and retain associates.

          Nutrition for Life International, Inc., one of our competitors and a multilevel seller of personal care and nutritional supplements, announced in January 1997 that it had settled class action litigation brought by associates alleging fraud in connection with the operation of a pyramid scheme. Nutrition for Life paid in excess of $3 million to settle claims brought on behalf of its associates, and related securities fraud claims brought on behalf of certain purchasers of its stock.

          We believe that our marketing program is significantly different from the program allegedly promoted by Nutrition for Life and that our marketing program is not in violation of anti-pyramid laws or regulations. Two issues in the Nutrition for Life matter were a $1,000 buy-in urged on new recruits, and the paying of commissions on product vouchers prior to the actual delivery of product. By design, our marketing program offers no incentive to anyone to make a large personal purchase, nor do we use product vouchers. Actual average order size in December 2004 was $55. As stated before, there is no assurance that claims similar to the claims brought against Nutrition for Life and other multilevel marketing organizations will not be brought against us, or that we will prevail in the event any such claims were made.

Intellectual Property

               Trademarks. We have developed and use registered trademarks in our business, particularly relating to the corporate and product names. We use several trademarks and trade names in connection with our products and operations. As of December 31, 2004, we had 31 federal trademark registrations with the United States Patent and Trademark Office. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs. We have filed applications and own trademark registrations, and we intend to register additional trademarks in foreign countries where AMS products are or may be sold in the future. Protection afforded registered trademarks in some jurisdictions may not be as extensive as the protection available in the United States.

          We also claim ownership and protection of certain product names, unregistered trademarks, and service marks under common law. Common law trademark rights do not provide the same level of protection afforded by registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. We believe these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to recognition of AMS and the marketing of AMS products. We therefore believe that these proprietary rights have been, and will continue to be, important in enabling us to compete.

          Trade Secrets. We own certain intellectual property, including trade secrets, which we seek to protect, in part, through confidentiality agreements with employees and other parties, although some employees involved in research and development activities have not entered into these agreements. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to, or independently developed by, competitors. Our proprietary product formulations are generally considered trade secrets, but are not otherwise protected under intellectual property laws.

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

          The nutritional supplement market is characterized by:

•	Large selections of essentially similar products that are difficult to differentiate;

•	Retail consumer emphasis on value pricing;

•	Constantly changing formulations based on evolving scientific research;

•	Low entry barriers resulting from low brand loyalty, rapid change, widely available manufacturing, low regulatory requirements, and ready access to large distribution channels; and

•	A lack of uniform standards regarding product ingredient sources, potency, purity, absorption rate, and form.

          Similar factors are also characteristic of products comprising our other product lines. There can be no assurance that we will be able to effectively compete in this intensely competitive environment. In addition, nutritional, personal care, and weight management products can be purchased in a wide variety of channels of distribution, including retail stores. Our product offerings in each product category are relatively few compared to the wide variety of products offered by many of our competitors, and are often premium priced. As a result, our ability to remain competitive depends in part upon the successful introduction of new products and enhancements of existing products.

          We also compete with other network marketing organizations for the time, attention, and commitment of new and current associates. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining associates. We believe that we offer a rewarding associate compensation plan and attractive associate benefits and services. To the extent practicable, our associate compensation plan is designed to be seamless, permitting international expansion without re-qualification or re-entry requirements. We pay incentives weekly, reducing the time an associate must wait between purchase and sale of products and payment of commissions. There can be no assurance that our programs for recruiting and retaining associates will be successful. We also compete for the time, attention, and commitment of this independent associate force. The pool of individuals interested in the business opportunities presented by network marketing tends to be limited in each market, and is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses. Although we believe that we offer an attractive opportunity for our associates, there can be no assurance that other network marketing companies will not be able to recruit our existing associates or deplete the pool of potential associates in a given market.

          We believe that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide. Leading competitors in the nutritional network marketing and nutritional product industry include Herbalife International, Inc., Market America, Inc., Nature’s Sunshine Products, Inc., NBTY, Nu Skin Enterprises, Inc., Twinlab Corporation, and Weider Nutrition. We believe there are other manufacturers of competing product lines that may launch direct selling enterprises, which will compete with us in certain product lines and for associates. There can be no assurance that we will be able to successfully meet the challenges posed by this increased competition.

Employees

          As of December 31, 2004, we had 65 full-time and 10 part-time employees, consisting of four executive officers, 23 involved in administrative activities, seven involved in marketing activities, 26 involved in customer service and business development activities and 15 involved in shipping activities. Our employees are not represented by a labor organization. We consider our employee relations to be good.

Availability of Information

          We file periodic reports and proxy statements with the Securities and Exchange Commission, or SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file our reports with the SEC electronically. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of this site is http://www.sec.gov.

          Our internet address is www.amsonline.com. We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably possible after we electronically file such material with, or furnish to, the SEC.

ITEM 2. PROPERTIES

          We maintain our executive offices in our state of the art distribution and call center located at 711 NE 39th Street, Oklahoma City, OK 73105. The 23,346 square foot, $1.3 million facility was completely paid for in January 2004. Prior to this, we leased our executive offices on 2601 NW Expressway, Oklahoma City, OK. Those offices are now sub-leased, as they are still under contract through May 31, 2008.

          On September 17, 2004 we purchased additional office and warehouse space for a cash price of $525,000. The building, which is adjacent to our corporate headquarters, provides 6,000 square feet of additional warehouse space and 4,000 additional square feet of office space. In addition, we incurred approximately $221,000 for remodeling the office space and construction of an enclosed walkway between the two buildings. All our properties are in good condition.

ITEM 3. LEGAL PROCEEDINGS

          In November 2004, we were sued in Jones v. Metabolife International, Inc. and Advantage Martketing Systems, Inc., in the District Court of Oklahoma County, Oklahoma. An answer has been filed. The plaintiff alleges that she took products containing ephedra, which were manufactured by the defendants, and was injured as a result. She seeks actual and punitive damages in excess of $10,000. The parties are in the process of exchanging written discovery requests. We intend to vigorously defend the case.

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

          On March 8, 2004, we were sued in Purcell v. Advantage Marketing Systems, Inc. and The Chemins

Company, Inc., District Court in and for Pontotoc County, State of Oklahoma, Case No. C-04-127. The plaintiff alleges that she took AM-300, which contains ephedra, and was injured as a result. This case was dismissed without prejudice in October 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTSRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          From November 6, 1997 to June 14, 1999, our common stock was traded on the Nasdaq SmallCap Market under the symbol “AMSO”. On June 15, 1999, our common stock began trading on the American Stock Exchange under the symbol “AMM”.

          On March 9, 2005, the closing sale price of our common stock on the American Stock Exchange was $3.37. We believe there are approximately 1,523 holders of our common stock. The following table sets forth the high and low closing sale price of our common stock on the American Stock Exchange.

	Common Stock
	Closing Bid Prices
	High	Low
2004––Calendar Quarter Ended:
March 31	$5.33	$3.66
June 30	$6.34	$5.12
September 30	$6.50	$2.87
December 31	$5.98	$2.66
2003––Calendar Quarter Ended:
March 31	$1.79	$1.20
June 30	$1.49	$1.15
September 30	$2.99	$1.21
December 31	$6.59	$2.80

          We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Future cash dividends, if any, will be determined by the Board of Directors and will be based on earnings, available capital, financial condition, and other factors deemed relevant by the Board of Directors.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
	Number of		remaining available
	securities to		for future issuance
	be issued upon		under equity
	exercise	Weighted-average	compensation plans
	of outstanding	exercise price of	(excluding securities
	options,	outstanding options,	reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity plans approved by security holders	2,710,334	$2.16	414,666
Equity compensation plan not approved by security holders(1)	225,000	$2.00	—

Total	2,935,334	$2.15	414,666

          (1) Prior to approval of the 1995 Stock Option Plan, we issued 673,250 incentive stock options to employees and associates outside of any stock option plan, 225,000 of which remain outstanding. These options have a term of 10 years, are exercisable, in whole or in part, at any time prior to the termination date, and have an exercise price of $2.00 per share. The options may be assigned or transferred, in whole or in part, so long as such assignment or transfer is in accordance with and subject to the provisions of the Securities Act of 1933, as amended, and the rules promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

          The following table sets forth selected financial and statistical data, computed as a percentage of net sales, for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The selected financial data are derived from our audited consolidated financial statements and should be read in conjunction with them and the notes thereto. The results of operations for the periods presented are not necessarily indicative of our future operations.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Income Statement Data:

Net sales	$18,203,497	$18,486,178	$22,303,581	$28,440,920	$26,707,936
Cost of sales	14,588,521	12,750,336	15,126,983	19,231,150	17,929,701

Gross profit	3,614,976	5,735,842	7,176,598	9,209,770	8,778,235
Marketing, distribution and administrative expenses:
Marketing	1,536,777	1,538,981	2,487,006	2,304,922	2,981,372
Distribution and administrative	6,684,801	7,124,894	5,768,245	6,875,871	5,076,436

Total marketing, distribution and administrative expenses	8,221,578	8,663,875	8,255,251	9,180,793	8,057,808

Goodwill impairment	—	—	3,788,374	—	—

Income (loss) from operations	(4,606,602)	(2,928,033)	(4,867,027)	28,977	720,427
Other income (expense):
Interest and dividends, net	162,161	(74,704)	(53,895)	(31,800)	310,599
Other income (expense)	113,236	(156,963)	(39,170)	16,841	(81,560)

Total other income (expense)	275,397	(231,667)	(93,065)	(14,959)	229,039

	Year Ended December 31,
	2004	2003	2002	2001	2000
Income (loss) before income taxes	(4,331,205)	(3,159,700)	(4,960,092)	14,018	949,466
Income tax expense (benefit)	1,936,262	(590,839)	(1,755,057)	5,467	456,532

Net income (loss)	$(6,267,467)	$(2,568,861)	$(3,205,035)	$8,551	$492,934

Net income (loss) per common share — basic	$(0.90)	$(0.57)	$(0.73)	$—	$0.12

Net income (loss) per common share — assuming dilution	$(0.90)	$(0.57)	$(0.73)	$—	$0.09

Weighted average common shares outstanding — basic	6,946,085	4,508,986	4,419,196	4,379,486	4,283,461

Weighted average common shares outstanding — assuming dilution	6,946,085	4,508,986	4,419,196	4,692,298	5,476,277

Statistical Data as a percentage of Net Sales:
Total cost of sales	80.1%	69.0%	67.8%	67.6%	67.1%
Gross profit	19.9%	31.0%	32.2%	32.4%	32.9%
Total marketing, distribution and administrative expense	45.2%	46.9%	37.0%	32.3%	30.2%
Net income (loss)	(34.4)%	(11.5)%	(14.4)%	0.0%	1.8%

Cash Flow Data:
Net cash provided by (used in) operating activities	$(2,766,247)	$(1,042,590)	$694,712	$1,508,177	$(62,480)
Net cash provided by (used in) investing activities	(1,833,554)	(237,197)	68,193	(1,383,960)	(885,350)
Net cash provided by (used in) financing activities	2,879,429	2,381,769	(537,795)	781,284	(638,377)

Balance Sheet Data:
Total assets	$9,742,603	$12,204,019	$10,686,269	$14,672,404	$11,690,250
Total liabilities	2,943,912	3,910,156	3,355,840	4,127,226	1,266,345
Stockholders’ equity	6,798,691	8,293,863	7,330,429	10,545,178	10,423,905

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto under Item 8 below.

General

          Since 1996, our business and operations have been significantly affected by the acquisitions of, or acquisitions of the assets of, Miracle Mountain International, Inc., Chambre International, Inc., Stay ‘N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., Now International, Inc., ToppMed Inc. and LifeScience Technologies Inc., or LST. Over the years, these acquisitions and asset purchases have added 11,790 associates to our ranks and 129 products to our product line.

          LST was our most recent acquisition. On January 4, 2001, we purchased the LST group of companies for $1.2 million and a five year payment of $41,667 per month, or 5% of the gross sales of LST products, whichever is greater. As a result of this acquisition, we added 14 products and over 5,000 associates. We paid the balance of the acquisition note, plus accrued interest, in full on January 29, 2004.

          We have historically earned a material portion of our revenues from our AM-300 product, which contains ephedra. In 2003, the FDA banned the use of ephedra in nutritional supplements. While the FDA’s decision had an adverse effect on our 2003 revenues, we had been preparing for this contingency. Over the last several years, through strategic acquisitions, product redevelopment and refocus of weight loss products, we have built a multi-product peak performance, weight loss and nutritional product line that is non-ephedra. We have seen positive results in converting our AM-300 customers to AM-300 Ephedra Free or other weight loss products. A majority of the customers have chosen one or more of our other performance-based weight loss and nutritional products.

     The following table sets forth information used by management to assess our results of operations over the prior three (3) years, both in aggregate amounts and the percentage increase or decrease over the prior year:

		% increase		% increase
	2004	(decrease)	2003	(decrease)	2002
Net sales	$18,203,497	(1.5)%	$18,486,178	(17.1)%	$22,303,581
Gross profit	3,614,976	(37.0)	5,735,842	(20.1)	7,176,598
Net Loss	(6,267,467)	144.0	(2,568,861)	(19.8)	(3,205,035)
Free Cash Flow(1)	(4,089,120)	(182.1)	(1,449,481)	(6,256.5)	(22,802)
Average Monthly Purchases per Associate(2)	$55	(9.8)%	$61	5.2%	$58
Total Associates	99,000	125.0	44,000	0.1	40,000
Active Associates	55,000	189.5	19,000	(51.3)	39,000

(1) Free cash flow is defined as cash flow from operations minus capital expenditures. The table below reconciles free cash flow to cash flow from operations for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Cash flow from operations	$(2,766,247)	$(1,042,590)	$694,713
Capital expenditures	1,322,873	406,891	717,515

Free cash flow	$(4,089,120)	$(1,449,481)	$(22,802)

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

          Throughout this report, “net sales” represents the gross sales amounts reflected on our invoices to our associates, less associate discounts and sales returns. All of our products include a customer satisfaction guarantee. Our products may be returned within 30 days of purchase for a full refund or credit toward the purchase of another product. We also have a buy-back program whereby we repurchase products sold to an independent associate (subject to a restocking fee), provided the associate terminates his/her associateship agreement with us and returns the product within 12 months of original purchase in marketable condition. We receive our net sales price in cash or through credit card payments upon receipt of orders from associates.

          Our “gross profit” consists of net sales less:

•	Commissions and bonuses, consisting of commission payments to associates based on their current associate level within their organization, and other one-time incentive cash bonuses to qualifying associates;

•	Cost of products, consisting of the prices we pay to our manufacturers for products, and royalty overrides earned by qualifying associates on sales within their associate organizations; and

•	Cost of shipping, consisting of costs related to shipments, duties and tariffs, freight expenses relating to shipment of products to associates and similar expenses.

We recognize revenue upon shipment of products, training aids and promotional material to our independent associates. All of our customers pay for sales in advance of shipment. As such, we have no trade receivables. We used to make loans to associates, which were repayable in five years or less, and which were secured by commissions controlled by us. Associate loans are no longer allowed. Interest rates on loans were typically two percent or more above the Prime rate and were fixed. All loans were secured by guaranteed payment sources that were within our control. As such, there was no need for an allowance for doubtful accounts. We were still collecting on prior associate loans as of December 31, 2004 in the total amount of $237,510.

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. This standard requires companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under the new rules, companies would only adjust the carrying amount of goodwill or indefinite life intangible assets upon an impairment of the goodwill or indefinite life intangible assets. We implemented these standards effective January 1, 2002. Based on an evaluation of goodwill at October 31, 2002, we determined that goodwill of approximately $3,800,000 was 100% impaired and should be written off in its entirety. Our intangible assets consist of non-compete covenants and other intangibles, which have a significant residual value. These intangible assets are being amortized over the life of the contracts. We evaluate all intangible assets annually for indicators of impairment.

          We use an asset and liability approach to account for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. A valuation allowance is established if, in management’s opinion, it is more likely than not that some portion of the deferred tax asset will not be realized. All evidence, both positive and negative, is considered to determine whether a valuation allowance is needed for some or all of a deferred tax asset. Judgment must be used in considering the relative impact of negative and positive evidence. The more negative evidence that exists, (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed. At December 31, 2004, our deferred tax asset was approximately $3,900,000. Based on the above factors and management’s evaluation, we determined that a valuation allowance should be established for the entire deferred tax asset.

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

          We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. SFAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable than an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss can be reasonable estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. Many legal and tax contingencies can take years to resolve. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. However, an adverse outcome in these matters could have a material impact on our results of operations, financial condition and cash flows.

          Units Offering. On November 12, 1997, we completed the offering of 1,495,000 units, each consisting of one share of common stock and one redeemable common stock purchase warrant. Each redeemable common stock purchase warrant was exercisable for the purchase of one share of our common stock for $3.40 on or before November 6, 2002. In connection with this offering, we sold to the underwriters, Paulson Investment Company, Inc. and Joseph Charles & Assoc., Inc., warrants exercisable for the purchase of 130,000 units for $5.40 per unit on or before November 6, 2002. On September 16, 2002, we extended the exercise period for the redeemable stock purchase warrants and the underwriter warrants from November 6, 2002 to November 12, 2003. On October 14, 2003, we extended the exercise period for the redeemable stock purchase warrants and the underwriter warrants from November 12, 2003 to November 12, 2004. On December 10, 2003 we announced the redemption of all outstanding redeemable stock purchase warrants and the underwriter warrants not exercised by January 16, 2004. Rather than have their warrants redeemed, substantially all of the holders of the redeemable stock purchase warrants and the underwriter warrants exercised their warrants on or before the redemption date. Proceeds from the redeemable stock purchase warrants and the underwriter warrant redemption totaled $5,394,615, including $2,112,734 in 2003 and $3,281,881 in 2004, and payment for unexercised warrants was $11,870.

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

          Each 1997-A warrant was exercisable on or before November 6, 2002, to purchase one share of common stock for $3.40, subject to adjustment in certain events. On September 16, 2002, we extended the exercise period for the 1997-A warrants from November 6, 2002 to November 12, 2003. On October 14, 2003, we extended the exercise period for the 1997-A warrants from November 12, 2003 to November 12, 2004. On December 10, 2003, we announced the redemption of all outstanding 1997-A warrants not exercised by January 16, 2004. Rather than have their warrants redeemed, substantially all of the holders of the 1997-A warrants exercised their warrants on or before the redemption date. Proceeds from the 1997-A warrant redemption totaled $714,877, including $18,540 in 2003 and $696,337 in 2004, and payment for unexercised warrants was $25.

          In January 2004, we issued 1,170,064 shares of common stock upon exercise of the redeemable stock purchase warrants, the underwriter warrants and the 1997-A warrants.

Results of Operations

Comparison of 2004 and 2003

          Our net sales during the year ended December 31, 2004, decreased by $282,681, or 1.5%, to $18,203,497 from $18,486,178 during the year ended December 31, 2003. During 2004, we made sales to approximately 99,000 associates, compared to sales during 2003 to approximately 44,000 associates. The aggregate number of associates at December 31, 2004 increased from 2003 due to increased recruiting activity and sales of our free trial program. At December 31, 2004, we had approximately 55,000 “active” associates compared to approximately 19,000 at December 31, 2003. An associate is considered to be “active” if he or she has made a product purchase of $50 or more from us or is enrolled in our autoship program within the previous 90 days. Sales per associate per month decreased to $55 for 2004, compared to $61 for 2003. We have historically earned a material portion of our revenues from our AM-300 product, which contains ephedra. In 2003, the FDA banned the use of ephedra in nutritional supplements. This ban was effective April 12, 2004.

Sales of our AM-300 product totaled approximately $1.7 million in 2004, as compared to sales of approximately $6.5 million in 2003. Over the last several years, through strategic acquisitions, product redevelopment and refocus of weight loss products, we have built a multi-product peak performance, weight loss and nutritional product line that is non-ephedra. We have seen positive results in converting our AM-300 customers to AM-300 Ephedra Free or other weight loss products. A majority of the customers have chosen one or more of our other performance-based weight loss and nutritional products.

          During 2004, we added approximately 75,000 new sales associates and preferred customers with our free trial program. This compares to additions of approximately 12,000 new sales associates for the prior year. While retention rates from our free trial program appear to be equivalent with those associated with associate acquisition programs in past years, we will continue to monitor them until sufficient data is accumulated to substantiate our conclusion.

          Our cost of sales during 2004 increased by $1,838,185, or 14.4%, to $14,588,521 from $12,750,336 during 2003. This increase was attributable to sales of our free trial program, resulting in:

▪	An increase of $673,205 in associate commissions and bonuses;

▪	An increase of $731,962 in the cost of products sold; and

▪	An increase of $433,018 in shipping costs.

Total cost of sales as a percentage of net sales increased to 80.1% during the year ended December 31, 2004, from 69.0% during the same period in 2003. This was due to an increase in cost of products to 22.8% of net sales from 18.5%, an increase in cost of shipping to 10.8% of net sales from 8.3% and an increase in commissions and bonuses to 46.5% of net sales from 42.1%, all resulting from sales of our free trial program.

          Our gross profit decreased $2,120,866, or 37.0%, to $3,614,976 during 2004 from $5,735,842 during 2003. The gross profit decreased as a percentage of net sales to 19.9% in 2004 from 31.0% in 2003, as reflected in our cost of goods sold increase as a percentage of net sales.

     Marketing expense was virtually flat at $1,536,777 during 2004, compared to $1,538,981 during 2003.

     Distribution and administrative expense decreased $440,093, or 6.2%, to $6,684,801 during 2004 compared to $7,124,894 in 2003. The decrease in expense was primarily attributable to:

•	An decrease in employee costs of approximately $670,000 due to the 2003 accrual of deferred compensation;

•	An decrease in shareholder relations of approximately $108,000 related to the redemption of our warrants in 2003; and

•	A decrease in depreciation expense of approximately $123,000 due to asset sales during the year.

The decrease in distribution and administrative expenses was partially offset by:

•	An increase in employee costs of approximately $180,000 related to increase in personnel expense and benefits;

•	An increase in professional fees of approximately $183,000 due to legal fees related to ephedra lawsuits and consulting fees related to internal control documentation and testing; and

•	An increase in rent expense of approximately $182,000 related to the lease abandonment accrual for our previous corporate offices.

          The marketing, distribution and administrative expenses as a percentage of net sales decreased to 45.2% in 2004, from 46.9% in 2003.

          Our net other income (reduced by other expense) increased $507,064 to net other income of $275,397 during 2004, from a net other expense of $231,667 during the same period in 2003. This increase was primarily due to:

•	An increase in investment income of approximately $80,000 related to marketable securities;

•	A decrease in interest expense of approximately $160,000 due to the extinguishment of debt;

•	A decrease in loss on sale of assets of approximately $92,000; and

•	A gain on sale of marketable securities of $143,000.

          Our loss before taxes increased $1,171,505 to a loss of $4,331,205 during 2004, from a loss of $3,159,700 during 2003. Loss before taxes as a percentage of net sales was 23.8% and 17.1% during 2004 and 2003. Income tax expense (benefit) during 2004 and 2003 was $1,936,262 and $(590,839). Our net loss increased $3,698,606, to a net loss of $6,267,467 during 2004, from a net loss of $2,568,861 during 2003. This increase in net loss was attributable to:

▪	The decrease in gross profit to $3,614,976 during 2004 from $5,735,842 during 2003; and

▪	The write off of the deferred tax asset in 2004 of approximately $3,400,000, partially offset by:

▪	The decrease in marketing, distribution and administrative expense to $8,221,578 during 2004 from $8,663,875 during 2003.

Net loss as a percentage of net sales increased to (34.4%) during 2004, from (13.9%) during 2003.

Comparison of 2003 and 2002

          Our net sales during the year ended December 31, 2003, decreased by $3,817,403, or 17.1%, to $18,486,178 from $22,303,581 during the year ended December 31, 2002. During 2003, we made sales to approximately 44,000 associates, compared to sales during 2002 to approximately 40,000 associates. The aggregate number of associates at December 31, 2003 was down from 2002 due to decreased recruiting activity. At December 31, 2003, we had approximately 19,000 “active” associates compared to approximately 39,000 at December 31, 2002. Sales per associate per month increased to $61 for 2003, compared to $58 for 2002.

          Our cost of sales during 2003 decreased by $2,376,647, or 15.7%, to $12,750,336 from $15,126,983 during 2002. This decrease was attributable to reduced sales, resulting in:

▪	A decrease of $1,469,426 in associate commissions and bonuses;

▪	A decrease of $764,519 in the cost of products sold; and

▪	A decrease of $142,702 in shipping costs.

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

          Marketing, distribution and administrative expenses increased $408,624, or 4.9%, to $8,663,875 during the year ended December 31, 2003, from $8,255,251 during the same period in 2002. This increase was primarily attributable to:

▪	An increase in executive employee costs of approximately $670,000 related to the accrual of future payments on employment agreements;

▪	An increase in bonus expense of approximately $320,000 related to exercise of employee stock options;

▪	An increase in information systems consulting expense of approximately $95,000 due to changes in Internet programs;

▪	An increase in consulting expense of approximately $70,000 related to executive management consulting;

▪	An increase of approximately $68,000 in legal expenses related to the current litigation;

▪	An increase in vehicle expense of approximately $65,000 related to the write down of vehicles; and

▪	An increase in bad debt expense of $24,500 due to the write off of uncollectible associate advances.

The increase in marketing, distribution and administrative expenses were partially offset by:

▪	A decrease in convention expenses of approximately $330,000 related to lower costs for our annual convention and regional conferences;

▪	A decrease in promotion costs of approximately $200,000;

▪	A decrease in administrative expense of approximately $155,000, related primarily to decreases in bank charges and executive dues;

▪	A decrease in travel expense of approximately $144,000; and

▪	A decrease of approximately $99,000 in rent and insurance costs related to better rates for liability insurance and to the lease expiration on our old warehouse building.

          The marketing, distribution and administrative expenses as a percentage of net sales increased to 46.9% in 2003, from 37.0% in 2002.

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”. This standard required companies to stop amortizing existing goodwill and other intangible assets with indefinite lives effective January 1, 2002. Under the new rules, companies would only adjust the carrying amount of goodwill or indefinite life intangible assets upon an impairment of the goodwill or indefinite life intangible assets. We implemented this standard effective January 1, 2002. Upon an evaluation at October 31, 2002, we determined that goodwill was impaired and should be written off in its entirety. This resulted in a one-time impairment charge of $3,788,374, or 17.0% of net sales for 2002.

          Our net other expense increased by $138,602 to net other expense of $231,667 during 2003, from a net other expense of $93,065 during the same period in 2002. This increase was primarily due to:

▪	A decrease in investment income of $15,000 related to marketable securities;

▪	A loss on sale of marketable securities of $14,000; and

▪	An increase in loss on sale of assets of $100,000.

          Our loss before taxes decreased $1,800,392 to a loss of $3,159,700 during 2003, from a loss of $4,960,092 during 2002. Loss before taxes as a percentage of net sales was 17.1% and 22.2% during 2003 and 2002. Income tax benefit during 2003 and 2002 was $590,839 and $1,755,057. Our net loss decreased

$636,174, to a net loss of $2,568,861 during 2003, from a net loss of $3,205,035 during 2002. This decrease in net loss was attributable to:

▪	The decrease in gross profit to $5,735,842 during 2003 from $7,176,598 during 2002;

▪	The impairment of goodwill of $3,788,374 in 2002;

▪	The increase in marketing, distribution and administrative expense to $8,663,875 during 2003 from $8,255,251 during 2002; and

▪	The creation of a deferred tax valuation allowance of $441,000.

Net loss as a percentage of net sales decreased to (13.9%) during 2003, from (14.4%) during 2002.

Seasonality

          No pattern of seasonal fluctuations exists. However, there is no assurance that we will not become subject to seasonal fluctuations in the future.

Accounting Standards to be Adopted

          In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires entities to measure the fair value of equity share-based payments (stock compensation) at grant date, and recognize the fair value over the period during which an employee is required to provide services in exchange for the equity instrument as a component of the income statement. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. We have not evaluated the impact of adoption of SFAS No. 123(R) on our financial statements, but adoption could have an material impact on our financial position and results of operations.

Commitments and Contingencies

          Recent Regulatory Developments - As a marketer of products that are ingested by consumers, we are subject to the risk that one or more of the ingredients in our products may become the subject of adverse regulatory action. For a discussion regarding the impact of regulatory developments on our business, please see “Business – Regulation”.

          Product Liability - We, like other marketers of products that are intended to be ingested, face the inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We maintain limited product liability insurance coverage with limits of $1,000,000 per occurrence and $2,000,000 in the aggregate. Products containing ephedra, which represented approximately 9.7% and 35.9% of our 2004 and 2003 net sales, respectively, are not covered by our product liability insurance. We generally do not obtain contractual indemnification from our product manufacturers. However, all of our product manufacturers carry product liability insurance, which covers our products. A product liability claim could result in material losses.

          Legal Proceedings – We are currently involved in four pending products liability suits related to the ingestion of our ephedra-based products. Answers to these petitions have been or soon will be filed, and written discovery and responses have been or soon will be exchanged. We have, and will continue to, deny any wrongdoing and intend to vigorously defend against the claims. The amounts of damages sought are unknown, but include compensatory and punitive damages.

Liquidity and Capital Resources

          Our primary source of liquidity has been cash provided by sales of our common stock, marketable securities and operating activities. At December 31, 2004, we had working capital of $3,261,919 compared to $4,420,554 at December 31, 2003. During the year ended December 31, 2004, net cash used in operating activities was $2,766,247, net cash used in investing activities was $1,833,554, and net cash provided by financing activities was $2,879,429. We had a net decrease in cash during this period of $1,720,372. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses, and will be provided by our operating activities and existing cash and cash equivalents.

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

          On September 17, 2004, we purchased additional office and warehouse space for a cash price of $525,000. The building, which is adjacent to our corporate headquarters, provides 6,000 square feet of additional warehouse space and 4,000 additional square feet of office space. In addition, we incurred approximately $221,000 for remodeling the office space and construction of a covered walkway between the two buildings.

          The following summarizes our contractual obligations at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than 1		3 – 5
	Total	Year	1 – 3 Years	Years
Capital lease obligations	$341,664	$133,567	$166,248	$41,849
Operating leases (1)	275,693	80,887	161,040	33,766

Total	$617,357	$214,454	$327,288	$75,615

(1) Includes abandoned lease at the Oil Center.

          At December 31, 2004, we had marketable debt and equity securities of $2,803,863 compared to $1,876,978 at December 31, 2003. Due to the repayment of all debt in January 2004, all of our securities are unrestricted investments.

          During the first quarter of 1998, we agreed to loan John W. Hail, our Chief Executive Officer and a major shareholder, up to $250,000. Subsequently, we also agreed to loan up to an additional $75,000. In 2000, an additional $200,000 was approved. On January 1, 2001, the outstanding balance on all the notes plus interest were combined into one note payable in monthly installments. Our board of directors unanimously approved the loans and extension. These loans are collateralized by stock and property, and bear interest at 8% per annum. These loans were paid in full in 2003. No new loans will be made to our officers or directors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our balance sheet includes marketable securities, which we believe are a conservative blend of income and growth investments resulting in moderate market risk. We invest in equity marketable securities to generate capital growth, and fixed-income marketable securities to provide current income. Because of the nature of these investments, both current interest rates and equity market movements will affect total return and risk. Our fixed income investments of approximately $1,400,000 are subject to interest risk and market value risk. We have approximately $1,400,000 of equity investments that are exposed to market risk.

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

          The following table lists our cash equivalents and our short-term fixed-income marketable securities at December 31, 2004 and December 31, 2003:

	December 31, 2004		December 31, 2003
		Fair		Fair
	Cost	Value	Cost	Value
Short-term investments-available for sale	$31,358	$31,358	$17,709	$17,709
Corporate bonds	194,513	192,062	—	—
Fixed-income mutual funds	1,187,352	1,172,074	787,551	786,855
Equity mutual funds	1,258,567	1,408,369	921,605	1,072,414

	$2,671,790	$2,803,863	$1,726,865	$1,876,978

     Fair value of the cash equivalents, corporate bonds and fixed-income marketable securities increased $590,930 during the year ended December 31, 2004 to $1,395,494 from $804,564 at December 31, 2003. This increase was primarily due to the purchase of corporate bonds and fixed-income securities of approximately $600,000, purchased with cash from the exercise of our outstanding warrants.

     Equity Market Risks. We currently maintain an investment portfolio of equity securities. All securities are available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders’ equity. We do not engage in hedging our equity portfolio or otherwise purchase derivative securities. Because of the quality of our portfolio and liquid nature of our equity investments, we do not consider the market risk related to these investments to be material. At December 31, 2004, our equity investments had a value of $1,408,369 compared to $1,072,414 at December 31, 2003, primarily due to the purchase of mutual fund equity investments, purchased with cash from the exercise of our outstanding warrants.

          We attempt to manage our interest and market risk by evaluating and purchasing what we believe to be the best investment securities and rates of return available.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Our consolidated financial statements are set forth beginning on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9B. OTHER INFORMATION

          None.

PART III

     In accordance with the provisions of General Instruction G (3), information required by Items 10, 11, 12, 13 and 14 of Form 10-K are incorporated herein by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed prior to April 30, 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)(1) The following financial statements of AMS Health Sciences, Inc. are included in Item 8:

          (a)(2) Financial Statement Schedules

          All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

          (a)(3) Exhibits

Exhibit No.	Description
3.1	The Registrant’s Certificate of Incorporation, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

3.2	The Registrant’s Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

10.1	Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated as of January 16, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 2 to Form 8-A Registration Statement, filed with the Commission on January 13, 1998.

10.2	Unit and Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated as of November 6, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 1 to Form 8-A Registration Statement, filed with the Commission on January 15, 1998.

10.3	Purchase and Assignment Agreement by and among Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., GHI Holdings, Inc., LifeScience Technologies, Inc. and RMS Limited Partnership, dated as of January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.4	Promissory Note dated January 3, 2001, to RMS Limited Partnership by Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., LifeScience Technologies Holdings Limited Partnership, LifeScience Technologies Holdings, Inc., LifeScience Technologies of Japan and LST Fulfillment Limited Partnership, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.5	Stock Option Agreement of Advantage Marketing Systems dated January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.6	Joint Marketing Agreement with PrimeBuy Network.com, Inc., dated August 30, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

Exhibit No.	Description
10.7	Promissory Note executed by PrimeBuy Network.com, Inc., dated August 2, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

10.8*	The Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.9*	Employment Agreement by and between David D’Arcangelo and Registrant dated effective as of November 25, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.10*	Non-Qualified Stock Option Agreement by and between David D’Arcangelo and Registrant dated effective as of December 2, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.11*	The Advantage Marketing Systems, Inc. 2003 Stock Incentive Plan, incorporated by reference to Form S-8 Registration Statement (No. 333-109093), filed with the Commission on September 24, 2003.

10.12	Fulfillment Services Agreement with Vita Sales & Distribution Multi-Country, dated January 19, 2004, incorporated by reference to Form 10-K filed with the Commission on March 29, 2004.

10.13*	Employment Agreement by and between John W. Hail and Registrant dated effective as of November 4, 2003, incorporated by reference to Form 10-K filed with the Commission on March 29, 2004.

10.14	Commercial Industrial Real Estate Purchase Contract dated August 12, 2004 by and between Registrant and Keltronics Corporation, incorporated by reference to Form 10-Q, filed with the commission on November 12, 2004.

21	Subsidiaries, incorporated by reference to Form 10-K filed with the Commission on April 17, 2001.

23.1	Consent of Grant Thornton LLP, filed herewith.

31.1	Chief Executive Officer Certification, filed herewith.

31.2	Chief Financial Officer Certification, filed herewith.

32.1	Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of our Chief Financial Officer, filed herewith.

*	Designates a compensatory plan.

(b)	Reports on Form 8-K.

•	On November 12, 2004, the registrant filed an 8-K disclosing the presentation to be given at the 27th Annual Westergaard Smallcap Conference in New York City.

•	On October 26, 2004, the registrant filed an 8-K announcing the adoption of an amended Audit Committee charter.

•	On October 26, 2004, the registrant filed an 8-K announcing the appointment of C. Brent Haggard to its Board of Directors to replace Steven Hague.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
AMS HEALTH SCIENCES, INC.

Date: March 18, 2005	By:	/S/ JOHN W. HAIL

John W. Hail, Chief Executive Officer,
Chairman of the Board and Director

Date: March 18, 2005	By:	/S/ REGGIE B. COOK

Reggie B. Cook, Chief Financial Officer,
Secretary Treasurer and Director

Date: March 18, 2005	By:	/S/ DAVID J. D’ARCANGELO

David J. D’Arcangelo, President and Director

Date: March 18, 2005	By:	/S/ DENNIS P. LONEY

Dennis P. Loney, Chief Operational Officer

Date: March 18, 2005	By:	/S/ M. THOMAS BUXTON III

M. Thomas Buxton III, Director

Date: March 18, 2005	By:	/S/ STEVEN M. DICKEY

Steven M. Dickey, Director

Date: March 18, 2005	By:	/S/ HARLAND C. STONECIPHER

Harland C. Stonecipher, Director

Date: March 18, 2005	By:	/S/ C. BRENT HAGGARD

C, Brent Haggard, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AMS Health Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of AMS Health Sciences, Inc. (formerly Advantage Marketing Systems, Inc.) and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMS Health Sciences, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/S/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 10, 2005

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$588,909	$2,309,281
Marketable securities, available for sale, at fair value	2,803,863	1,876,978
Receivables	236,318	416,919
Prepaid taxes and income tax receivable	—	464,975
Inventory	1,476,968	901,529
Deferred income taxes	—	4,854
Other assets	50,739	41,212

Total current assets	5,156,797	6,015,748
RECEIVABLES	204,584	232,809
PROPERTY AND EQUIPMENT, net	3,862,111	3,461,733
COVENANTS NOT TO COMPETE and other intangibles, net	480,187	558,004
DEFERRED INCOME TAXES.	—	1,883,172
OTHER ASSETS	38,924	52,553

TOTAL	$9,742,603	$12,204,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$326,784	$357,696
Bank overdraft	395,936	—
Accrued commissions and bonuses	345,062	215,062
Accrued other expenses	587,173	328,136
Accrued sales tax liability	128,493	130,185
Notes payable	—	485,161
Capital lease obligations	111,430	78,954

Total current liabilities	1,894,878	1,595,194
LONG-TERM LIABILITES:
Notes payable	—	1,504,009
Capital lease obligations	205,874	142,880
Deferred compensation	671,748	668,073
Lease abandonment liability	171,412	—

Total liabilities	2,943,912	3,910,156

COMMITMENTS AND CONTINGENCIES (Notes 5 and 12)
STOCKHOLDERS’ EQUITY:
Common stock — $.0001 par value; authorized 495,000,000 shares; issued 7,496,385 and 5,905,307 shares; outstanding 6,904,790 and 5,432,512 shares, respectively	750	590
Paid-in capital	20,331,852	15,160,183
Notes receivable for exercise of options	(31,000)	(31,000)
Accumulated deficit	(10,955,185)	(4,687,718)
Accumulated other comprehensive income, net of tax	85,053	96,284

Total capital and accumulated deficit	9,431,470	10,538,339
Less cost of treasury stock (591,595 and 472,795 shares, respectively)	(2,632,779)	(2,244,476)

Total stockholders’ equity	6,798,691	8,293,863

TOTAL	$9,742,603	$12,204,019

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Net sales	$18,203,497	$18,486,178	$22,303,581
Cost of sales	14,588,521	12,750,336	15,126,983

Gross profit	3,614,976	5,735,842	7,176,598
Marketing, distribution and administrative expenses:
Marketing	1,536,777	1,538,981	2,487,006
Distribution and administration	6,684,801	7,124,894	5,768,245

Total marketing, distribution and administrative expenses	8,221,578	8,663,875	8,255,251
Goodwill impairment	—	—	3,788,374

Loss from operations	(4,606,602)	(2,928,033)	(4,867,027)
Other income (expense):
Interest and dividends, net	162,161	(74,704)	(53,895)
Other income (expense), net	113,236	(156,963)	(39,170)

Total other income (expense)	275,397	(231,667)	(93,065)

Loss before taxes	(4,331,205)	(3,159,700)	(4,960,092)
Income tax expense (benefit)	1,936,262	(590,839)	(1,755,057)

NET LOSS	$(6,267,467)	$(2,568,861)	$(3,205,035)

Net loss per common share - basic	$(.90)	$(.57)	$(.73)

Net loss per common share – assuming dilution	$(.90)	$(.57)	$(.73)

Weighted average common shares outstanding - basic	6,946,085	4,508,986	4,419,196

Weighted average common shares – assuming dilution	6,946,085	4,508,986	4,419,196

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

							Accumu-
							lated
							Other Comp
				Notes	Retained		rehensive
				Receivable	Earnings	Compre-	Income		Total
	Shares			for	(Accumu-	Hensive	(Loss),		Stock-
	(See	Common	Paid-In	Exercise	lated	Income	Net	Treasury	holders’
	Note 7)	Stock	Capital	of Options	Deficit)	(Loss)	of Tax	Stock	Equity
BALANCE, JANUARY 1, 2002	4,409,814	$488	$11,764,182	$(31,088)	$1,086,178		$(30,106)	$(2,244,476)	$10,545,178
Options exercised with cash	14,500	2	29,058	—	—	—	—	—	29,060
Payments of notes receivable	—	—	—	88	—	—	—	—	88

Comprehensive Income:
Net Loss	—	—	—	—	(3,205,035)	(3,205,035)	—	—	(3,205,035)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	(38,862)	(38,862)	—	(38,862)

Comprehensive income	—	—	—	—	—	$(3,243,897)	—	—	—

BALANCE, DECEMBER 31, 2002	4,424,314	490	11,793,240	(31,000)	(2,118,857)		(68,968)	(2,244,476)	7,330,429
Options exercised with cash	369,838	37	1,090,483	—	—	—	—	—	1,090,520
Warrants exercised with cash	581,575	58	2,131,217	—	—	—	—	—	2,131,275
Stock issued	56,785	5	145,243	—	—	—	—	—	145,248
Comprehensive Income:
Net Loss	—	—	—	—	(2,568,861)	(2,568,861)	—	—	(2,568,861)
Unrealized gain on available for sale securities, net of tax	—	—	—	—	—	165,252	165,252	—	165,252

Comprehensive loss	—	—	—	—	—	$(2,403,609)	—	—	—

BALANCE, DECEMBER 31, 2003	5,432,512	590	15,160,183	(31,000)	(4,687,718)		96,284	(2,244,476)	8,293,863
Options exercised with cash	416,014	42	1,177,994	—	—	—	—	—	1,178,036
Warrants exercised with cash	1,170,064	117	3,978,101	—	—	—	—	—	3,978,218
Stock issued	5,000	1	13,999	—	—	—	—	—	14,000
Disgorgement of profits	—	—	1,575	—	—	—	—	—	1,575
Purchase of Treasury Stock	(118,800)	—	—	—	—	—	—	(388,303)	(388,303)
Comprehensive Income:
Net Loss	—	—	—	—	(6,267,467)	(6,267,467)	—	—	(6,267,467)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	—	(11,231)	(11,231)	—	(11,231)

Comprehensive loss	—	—	—	—	—	$(6,278,698)	—	—	—

BALANCE, DECEMBER 31, 2004	6,904,790	$750	$20,331,852	$(31,000)	$(10,955,185)		$85,053	$(2,632,779)	$6,798,691

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,267,467)	$(2,568,861)	$(3,205,035)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	865,436	982,168	1,016,260
Goodwill impairment	—	—	3,788,374
Stock issued for services	14,000	73,600	—
Employee compensation recognized upon exercise of stock options	205,923	282,653	—
Deferred taxes	1,894,822	(590,839)	(1,331,778)
Loss on sale of assets	25,719	117,273	17,568
Realized (gain) loss on sale of marketable securities	(122,165)	52,557	33,841
Impairment of inventory and other assets	—	—	116,143
Changes in assets and liabilities which provided (used) cash:
Receivables	204,458	(310,645)	200,988
Inventory	(575,439)	(103,377)	421,156
Prepaid taxes and income tax receivable	464,975	—	(365,855)
Other assets	(8,028)	2,478	183,854
Accounts payable and accrued expenses	356,432	352,330	(180,803)
Lease abandonment liability	171,412	—	—
Deferred compensation	3,675	668,073	—

Net cash provided by (used in) operating activities	(2,766,247)	(1,042,590)	694,713

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,322,873)	(406,891)	(717,515)
Sales of property and equipment	307,696	25,678	284,438
Advances to affiliates	—	—	36,438
Receipts on notes receivable	4,369	123,593	85,631
Repayment of related party receivables	—	63,562	433,036
Purchase of marketable securities, available for sale	(8,342,687)	(1,240,980)	(1,817,520)
Sale of marketable securities, available for sale	7,519,941	1,197,841	1,763,685

Net cash provided by (used in) in investing activities	(1,833,554)	(237,197)	68,193

CASH FLOWS FROM FINANCING ACTIVITIES:
Overdrafts	395,936	—	—
Proceeds from issuance of common stock	973,687	879,515	29,061
Proceeds from exercise of warrants	3,978,218	2,131,275	—
Purchases of treasury stock	(388,303)	—	—
Repayments of notes receivable for exercise of stock options	—	—	88
Payment of notes payable	(1,989,170)	(486,586)	(455,295)
Principal payment on capital lease obligations	(90,939)	(142,435)	(111,649)

Net cash provided by (used in) financing activities	2,879,429	2,381,769	(537,795)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,720,372)	1,101,982	225,111
CASH AND CASH EQUIVALENTS, BEGINNING	2,309,281	1,207,299	982,188

CASH AND CASH EQUIVALENTS, ENDING	$588,909	$2,309,281	$1,207,299

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of AMS Health Sciences, Inc. and its wholly owned subsidiaries, Miracle Mountain International, Inc. and Chambre’ International, Inc. (“AMS” or the “Company”). All significant intercompany accounts have been eliminated. On August 20, 2004, the Company changed from its former name, Advantage Marketing Systems, Inc., to its current name. In these Notes to Consolidated Financial Statements, terms such as “we”, “our” and “us” are sometimes used as abbreviated references to the Company.

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

Reclassifications – Certain reclassifications have been made to the prior year consolidated financial statements to conform to the December 31, 2004 presentation.

Revenue Recognition - The Company recognizes revenue upon shipment of products, training aids and promotional material to the independent associates.

Receivables – All of the Company’s customers pay for sales in advance of shipment. As such, the Company has no trade receivables. Loans to associates are repayable in five years or less; are secured by commissions controlled by the Company; and are no longer allowed as of December 31, 2000. Interest rates on loans are typically two percent or more above the Prime rate and are fixed.

Credit Losses and Doubtful Accounts - All loans are collateralized by guaranteed payment sources that are within the Company’s control. As such, management believes there is no need for an allowance for doubtful accounts.

Sales Returns - All of the Company’s products include a customer satisfaction guarantee. Company products may be returned within 30 days of purchase for a full refund or credit toward the purchase of another Company product. The Company also has a buy-back program whereby it will repurchase products sold to an independent associate (subject to a restocking fee) provided that the associate terminates his/her associateship agreement with the Company and returns the product within 12 months of original purchase in marketable condition. The cost of products returned to the Company is included in net sales. For the years ended December 31, 2004, the cost of products returned to the Company was 3.7% of gross sales. For the years ended December 31, 2003 and 2002, the cost of products returned to the Company was less than one percent of gross sales.

Cash and Cash Equivalents - Cash and cash equivalents consist of cash in banks and all short term investments with initial maturities of three months or less. The Company maintains its cash and cash equivalents in accounts that may not be federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (cont.)

Marketable Securities - All of the Company’s marketable securities are classified as available for sale and reported at fair value. The related unrealized gains and losses are excluded from earnings and reported net of income tax as a separate component of stockholders’ equity until realized. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings.

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

Intangibles - Intangible assets consist of covenants not to compete and other intangibles, which have a significant residual value. Covenants not to compete are being amortized over the life of the contracts. Other intangibles are being amortized over twenty years.

The table below details the gross carrying amount and accumulated amortization:

	For the Year Ended December 31,
	2004	2003	2002
Non-compete covenants, gross	$644,000	$644,000	$644,000
Other intangibles, gross	428,338	428,338	428,338

Total intangibles, gross	$1,072,338	$1,072,338	$1,072,338

Accumulated amortization, non- compete covenants	$506,483	$450,083	$393,683
Accumulated amortization, other intangibles	85,668	64,251	42,834

Total accumulated amortization.	$592,151	$514,334	$436,517

Intangible amortization for the years ended December 31, 2004, 2003 and 2002, was $77,817 per year. Estimated amortization expense for the years 2005 and 2006 is $77,817; estimated amortization expense for 2007 is $46,134, and estimated amortization expense for the years 2008 and 2009 is $21,417.

Property and Equipment - Property and equipment are stated at cost or, in the case of leased assets under capital leases, at the lesser of fair value or present value of lease payments of the leased property and equipment, less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets of three to 20 years. Assets under capital leases and leasehold improvements are amortized over the lesser of the term of the lease or the life of the asset.

Long-Lived Assets - Management of the Company assesses recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future cash flows generated by that asset. Recoverability is assessed and measured on long-lived assets using an estimate of the undiscounted future cash flows attributable to the asset. Impairment is measured based on estimated future cash flows discounted at an appropriate rate.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (cont.)

Fair Value Disclosure - The Company’s financial instruments include cash and cash equivalents, marketable securities, receivables, short-term payables, notes payable and capital lease obligations. The carrying amounts of cash and cash equivalents, receivables and short-term payables approximate fair value due to their short-term nature. Marketable securities held for sale are carried at fair value. The carrying amounts of capital lease obligations approximate fair value based on borrowing rates currently available to the Company. Notes payable with carrying amounts of $0 and $1,989,170 had fair values of approximately $0 and $2,050,000 at December 31, 2004 and 2003, respectively.

Loss per Share – Loss per common share is computed based upon net loss divided by the weighted average number of common shares outstanding during each period. Loss per common share-assuming dilution is computed based upon net loss divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method.

Options to purchase 2,935,334 shares of common stock at exercise prices ranging from $1.30 to $6.13 per share were outstanding at December 31, 2004 but were not included in the computation of loss per common share-assuming dilution because all options were antidilutive.

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

Options to purchase 1,756,653 shares of common stock at exercise prices ranging from $1.31 to $6.13 per share were outstanding at December 31, 2002 but were not included in the computation of loss per common share-assuming dilution because all options were antidilutive. At December 31, 2002, 526,664 common shares issuable pursuant to the terms of a convertible acquisition note payable were excluded from the determination of diluted loss per share under the if-converted method because the effect of inclusion was antidilutive.

Warrants to purchase 1,353,073 shares of common stock at exercise prices ranging from $3.40 to $5.40 per share at December 31, 2003 and warrants to purchase 1,874,768 shares of common stock at exercise prices ranging from $3.40 to $5.40 per share at December 31, 2002 were outstanding but were not included in the computation of earnings per common share-assuming dilution because the warrants’ exercise price was greater than the average market price of the common shares.

Accounting Standards Yet to be Adopted - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires entities to measure the fair value of equity share-based payments (stock compensation) at grant date, and recognize the fair value over the period during which an employee is required to provide services in exchange for the equity instrument as a component of the income statement. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. We have not evaluated the impact of adoption of SFAS No.123(R) on our financial statements, but adoption could have an material impact on our financial position and results of operations.

Comprehensive Income - The Company classifies other comprehensive income items by their nature in the financial statements and displays the accumulated balance of other comprehensive income

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (cont.)

separately in the stockholders’ equity section of the balance sheet. The Company’s other comprehensive income item is related to unrealized gains (losses) on investment securities classified as available for sale.

	2004	2003	2002
Unrealized gain (loss) on investment arising during the period	$63,373	$120,915	$(69,299)
Less reclassification adjustment for gains (losses) included in net earnings	74,604	(44,337)	(30,437)

Unrealized gain (loss) on investment, net of income tax expense (benefit) of $(6,796), $100,000 and $23,517, respectively	$(11,231)	$165,252	$(38,862)

Income Taxes - The Company uses an asset and liability approach to account for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. A valuation allowance is established if, in management’s opinion, it is more likely than not that some portion of the deferred tax asset will not be realized.

Goodwill – Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and ceased amortizing goodwill. Major provisions of this statement are as follows:

•	Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented, or exchanged, either individually or as a part of a related contract, asset, or liability;

•	Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment at least annually, except in certain circumstances, and whenever there is an impairment indicator; and

•	All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company evaluated its goodwill as of the adoption of SFAS No. 142 on January 1, 2002 and determined that there were no indicators of impairment since the Company’s market capitalization was in excess of the value of identifiable net assets as of January 1, 2002. In addition, the Company obtained a valuation from an independent third-party appraiser.

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

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (cont.)

Advertising Costs – The Company expenses the cost of advertising the first time the advertising takes place. Advertising expense, including the cost of infomercials in 2004, for the years ended December 31, 2004, 2003 and 2002 was approximately $137,000, $700 and $2,000, respectively.

Stock-Based Compensation - The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation awards. Accordingly, no compensation cost has been recognized for stock options granted in the accompanying consolidated financial statements. The following pro forma data is calculated net of tax as if compensation cost for the Company’s stock-based compensation awards (see also Note 7) was determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123.

	Years Ended December 31,
	2004	2003	2002
Net loss as reported	$(6,267,467)	$(2,568,861)	$(3,205,035)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,648,652)	(622,275)	(141,610)

Proforma net loss	$(7,916,119)	$(3,191,136)	$(3,346,645)

Net loss per common share as reported	$(.90)	$(.57)	$(.73)

Proforma net loss per common share, basic and diluted	$(1.14)	$(.71)	$(.76)

Weighted average common shares outstanding, basic and diluted	6,946,085	4,508,986	4,419,196

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: risk-free interest rates of 3.16, 2.89 and 2.92 percent; no dividend yield or assumed forfeitures; expected lives of 5.0 years; and volatility of 62, 75 and 55 percent. The pro forma amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year.

2.	MARKETABLE SECURITIES

Investments in securities are summarized as follows:

	December 31, 2004
	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Type of investment	Cost	Gains	Losses	Value
Short term investments — available for sale	$31,358	$—	$—	$31,358

Debt securities — available for sale
Corporate Bonds	$194,513	$—	$(2,451)	$192,062
Mutual Funds	1,187,352	—	$(15,278)	1,172,074

	$1,381,865	$—	$(17,729)	$1,364,136

Equities — available for sale
Mutual Funds	$1,258,567	$149,802	$—	$1,408,369

	$2,671,790	$149,802	$(17,729)	$2,803,863

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (cont.)

	December 31, 2003
	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Type of investment	Cost	Gains	Losses	Value
Short term investments – available for sale	$17,709	$—	$—	$17,709

Debt securities – available for sale
Mutual Funds	$787,551	$6,875	$(7,571)	$786,855

Equities – available for sale
Mutual Funds	$921,605	$150,809	$—	$1,072,414

	$1,726,865	$157,684	$(7,571)	$1,876,978

Proceeds from sales of available for sale securities were $7,519,941, $1,197,841 and $1,763,685 for 2004, 2003 and 2002, respectively. Gross gains of $179,339, $30,466 and $2,161 and gross losses of $35,404, $74,803 and $32,598 for 2004, 2003 and 2002, respectively, were realized on those sales. The Company had no significant amount of impaired investments at December 31, 2004, and believes its investments will be fully recovered.

For the years ended December 31, 2004, 2003 and 2002, interest income for available for sale securities was $3,740, $1,291 and $29,066, respectively. Dividend income for available for sales securities for the years ended December 31, 2004, 2003 and 2002 was $119,020, $41,849 and $29,437, respectively.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2004	2003
Office furniture, fixtures and equipment	$5,027,281	$4,501,628
Vehicles	556,009	923,876
Leasehold improvements	62,793	62,793
Building	2,275,300	1,521,083
Land	148,308	148,308

	8,069,691	7,157,688
Accumulated depreciation and amortization	(4,207,580)	(3,695,955)

Total property and equipment, net	$3,862,111	$3,461,733

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $775,489, $870,574, and $855,570, respectively.

On September 17, 2004, the Company purchased additional office and warehouse space for a cash price of $525,000. The building, which is adjacent to the Company’s corporate headquarters, provides 6,000 square feet of additional warehouse space and 4,000 additional square feet of office space. In addition, the Company incurred approximately $221,000 for remodeling the office space and construction of a covered walkway between the two buildings.

4.	DEBT

Notes payable and long-term debt consisted of the following at December 31:

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (cont.)

	2004	2003
Note payable to bank, with interest at prime less .25% (3.75% at December 31, 2003), payable in monthly installments of principal and interest, due on September 30, 2006, collateralized by warehouse and equipment	$—	$853,270

Note payable to bank, with interest at prime less .25% (3.75% at December 31, 2003), payable in monthly installments of principal and interest, due on September 30, 2006, collateralized by certain assets	—	145,950

Note payable to RMS Limited Partnership, 7.5% effective rate, payable in 60 monthly installments net of discount of $80,069 at December 31, 2003	—	961,606

5.0% note payable to Lexus Motor Credit, payable in monthly installments of $588.59	—	28,344

	—	1,989,170
Less current maturities	—	485,161

	$—	$1,504,009

Interest expense for the year ended December 31, 2004, 2003, 2002 was approximately $2,000, $143,000 and $167,000.

All of the notes payable and long-term debt was paid in full in January 2004, using proceeds from the exercise of outstanding warrants.

5.	LEASE AGREEMENTS

The Company has various capital leases for office equipment. The lease terms range from 24 to 60 months. Additionally, annual lease rental payments for each lease range from $3,400 to $46,000 per year. The schedule of future minimum lease payments below reflects all payments under the leases.

The property and equipment accounts include $1,035,950 and $846,414 for leases that have been capitalized at December 31, 2004 and 2003, respectively. Related accumulated amortization amounted to $724,920 and $570,718 at December 31, 2004 and 2003, respectively.

The Company leases office space under noncancellable operating leases. Future annual minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2004 are as follows:

	Capital	Operating
	Leases	Leases	Total
Year ending:
2005	$133,567	$80,887	$214,454
2006	88,304	79,999	168,303
2007	77,944	81,041	158,985
2008	39,529	33,766	73,295
2009	2,320	—	2,320

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (cont.)

	Capital	Operating
	Leases	Leases	Total
Total minimum lease payments	341,664	$275,693	$617,357

Less amount representing interest	24,360

Present value of net minimum lease payments	317,304
Less current portion	111,430

Long-term capital lease obligations	$205,874

Rental expense under operating leases for the years ended December 31, 2004, 2003 and 2002 was $442,241, $164,346, and $202,122, respectively.

In 2004, the Company began sub-leasing the office space under the noncancellable operating leases. Future revenues under these sub-leases at December 31, 2004 are as follows:

2005	$51,000
2006	54,000
2007	54,000
2008	22,500

Total	$181,500

Sub-lease revenue for the year ended December 31, 2004 was $14,250.

6.	LEASE ABANDONMENT

In January 2004, the Company commenced a relocation of its corporate headquarters from 2601 NW Expressway (the Oil Center), Oklahoma City, Oklahoma to its warehouse and distribution facility. A portion of the Oil Center was maintained for storage, a portion was maintained for possible relocation of Company personnel due to expansion of the business and a portion was subleased to a third party under a short-term lease. In September 2004, the Company purchased an existing building adjacent to its corporate headquarters to be used for additional office, warehouse and storage space. Companymanagement believes the purchased building is sufficient to meet expansion needs, and as such, abandoned the Oil Center location, as of September 30, 2004.

The table below shows the reconciliation between the beginning and ending liability balance at December 31, 2004:

Liability accrued at September 30, 2004	$244,328
Year-end adjustment to accrual	33,620

Total accrual recorded in expense	277,948
Payment of fourth quarter rent, net of sublease revenue	(28,594)

Ending liability accrual balance	$249,354

In determining lease abandonment, management assumed the continuation of the existing sublease at the current rate. In addition, a discount rate of 6.5% was used to calculate the present value of current lease payments less sublease revenue. At December 31, 2004, the lease abandonment expense was $277,948, and was included in administrative expense.

7.	STOCKHOLDERS’ EQUITY

Common Stock - On March 4, 1998, the Company announced its intent to repurchase up to one million shares of the Company’s common stock in the open market for cash. In connection with such

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (cont.)

repurchase, the Company filed with the Securities and Exchange Commission pursuant to Section 13(e)(1) of the Securities Exchange Act of 1934, as amended, an Issuer Tender Offer Statement on March 4, 1998. As of December 31, 2004, the Company had repurchased 591,595 shares of the common stock at a total cost of $2,632,779.

Common Stock Options and Other Warrants – During 2004, the Company granted 667,370 options to employees at exercise prices ranging from $1.30 per share to $3.66 per share. Options were granted primarily for services rendered and to ensure the future availability of those services to the Company. During 2004, 416,014 prior options were exercised for cash. In addition, during the period, 7,830 options were canceled and no options expired.

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

The following table summarizes the Company’s employee stock option and other warrants activity for the years ended December 31, 2004, 2003 and 2002:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2004	Price	2003	Price	2002	Price
Options and other warrants outstanding beginning of year	2,691,808	$2.04	1,756,653	$2.36	1,556,755	$2.54

Options and other warrants issued during the year	667,370	2.61	1,348,151	1.64	325,982	1.60

Options and other warrants exercised during the year	(416,014)	2.25	(369,838)	2.18	(14,500)	2.00

Option and other warrants cancelled during the year	(7,830)	3.19	(43,158)	3.04	(97,714)	2.74

Options and other warrants expired during the year	—	—	—	—	(13,870)	2.24

Options and other warrants outstanding, end of year	2,935,334	$2.95	2,691,808	$2.04	1,756,653	$2.36

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (cont.)

The weighted average grant-date fair value of options and other warrants granted during 2004, 2003 and 2002 was $2.72, $1.58 and $0.73 per share, respectively.

	Options and Other Warrants			Options and Other Warrants
	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	Outstanding	Contractual	Exercise	Exercisable	Exercise
Exercise Prices	at 12/31/04	Life	Price	at 12/31/04	Price
$1.30 - $2.95	2,563,819	7.24 years	$1.87	940,126	$1.75
$3.00 - $4.75	322,643	5.82 years	$3.64	608,172	$3.07
$5.25 - $6.13	48,872	5.23 years	$5.79	23,192	$5.79

	2,935,334		$2.95	1,571,490	$2.32

Common Stock Warrants - The following table summarizes the Company’s common stock warrants and their activity for the years ended December 31, 2004, 2003 and 2002:

	Warrants
	Issued and	Exercise
	Outstanding	Price	Exercise Period
December 31, 2004:
1997-A Warrants, beginning of the year	303,315	$3.40	1/31/97-11/06/04
1997-A Warrants, exercised during the year	204,805	$3.40
1997-A Warrants, redeemed during the year	98,510	$0.00025

1997-A Warrants, end of the year	—	$—

Redeemable Common Stock Purchase Warrants, beginning of the year	1,013,798	$3.40	11/06/97-11/06/04
Redeemable Common Stock Purchase Warrants, exercised during the year	965,259	$3.40
Redeemable Common Stock Purchase Warrants, redeemed during the year	48,539	$0.24455

Redeemable Common Stock Purchase Warrants, end of the year	—	$—

Underwriters’ Warrants, beginning of the year	35,960	$5.40	11/12/98-11/12/04

Underwriters’ Warrants, exercised during the year	35,960	$5.40

Underwriters’ Warrants, end of the year	—	$—

December 31, 2003:
1997-A Warrants, beginning of the year	308,768	$3.40	1/31/97-11/06/04
1997-A Warrants, exercised during the year	5,453	$3.40

1997-A Warrants, end of the year	303,315	$3.40

Redeemable Common Stock Purchase Warrants, beginning of the year	1,436,000	$3.40	11/06/97-11/06/04
Redeemable Common Stock Purchase Warrants, exercised during the year	422,202	$3.40

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (cont.)

	Warrants
	Issued and	Exercise
	Outstanding	Price	Exercise Period
Redeemable Common Stock Purchase Warrants, end of the year	1,013,798	$3.40

Underwriters’ Warrants, beginning of the year	130,000	$5.40	11/12/98-11/12/04

Underwriters’ Warrants, exercised during the year	94,040	$5.40

Underwriters’ Warrants, end of the year	35,960	$5.40

December 31, 2002:
1997-A Warrants	308,768	$3.40	1/31/97-11/06/03

Redeemable Common Stock Purchase Warrants	1,436,000	$3.40	11/06/97-11/06/03

Underwriters’ Warrants	130,000	$5.40	11/12/98-11/12/03

Each warrant entitles the holder to purchase one share of common stock. As of January 8, 1998, the Company reduced the exercise price of the 1997-A Warrants from $12.00 to $3.40 and extended the exercise period from January 31, 1999 to November 6, 2002, to correspond more closely to the terms of the Redeemable Common Stock Purchase Warrants. In addition, on September 16, 2002 the Company extended the exercise period from November 6, 2002 to November 12, 2003. On October 14, 2003, the Company extended the exercise period for the 1997-A warrants from November 12, 2003 to November 12, 2004. On December 10, 2003, the Company announced the redemption of all outstanding 1997-A warrants not exercised by January 16, 2004. Proceeds from the 1997-A warrant redemption totaled $714,877, including $18,540 in 2003 and $696,337 in 2004, and payment for unexercised warrants was $25.

As of January 6, 1998, the exercise price of the Redeemable Common Stock Purchase Warrants was adjusted from $5.40 to $3.40. In addition, on September 16, 2002 the Company extended the exercise period from November 6, 2002 to November 12, 2003. On October 14, 2003, the Company extended the exercise period for the redeemable stock purchase warrants and the underwriter warrants from November 12, 2003 to November 12, 2004. On December 10, 2003, the Company announced the redemption of all outstanding redeemable stock purchase warrants and the underwriter warrants not exercised by January 16, 2004. Proceeds from the redeemable stock purchase warrants and the underwriter warrant redemption totaled $5,394,615, including $2,112,734 in 2003 and $3,281,881 in 2004, and payment for unexercised warrants was $11,870.

There was no expense recognized in the Company’s financial statements relating to either of the warrant exercise price reductions as the changes only affected allocations of additional paid-in capital because the Redeemable Common Stock Purchase Warrants and the 1997-A Warrants were issued in conjunction with an equity offering of the Company. The reduced exercise prices exceeded the market value of the Company’s common stock on the date of the reduction. In addition, there was no expense recognized in the Company’s financial statements relating to the extension of the exercise period for either the 1997-A Warrants or the Redeemable Common Stock Purchase Warrants.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (cont.)

8.	STOCK OPTION PLANS

During 1995, the Company approved the 1995 Stock Option Plan (the “Plan”). Under this Plan, options available for grant can consist of (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company’s common stock $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors, and consultants. Non-employee directors are excluded from Plan participation. The option price for shares of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options may be exercised within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. No stock appreciation rights are attached to any options outstanding.

During 2003, the Company approved the 2003 Stock Incentive Plan, or 2003 Plan. Under the 2003 Plan, options available for grant can consist of (i) nonqualified stock options, (ii) incentive stock options, and (iii) restricted stock. The Company has reserved 2,000,000 shares of the Company’s common stock $.0001 par value for the 2003 Plan. The Plan limits participation to employees, independent contractors, and consultants. The option price for shares of stock subject to this Plan is set by the Compensation Committee of the Board of Directors at a price not less than market value of the common stock on the date of grant. No stock options may be exercised within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant.

During the year ended December 31, 2004, the Company issued 88,870 options under the 1995 Plan and 578,500 options under the 2003 Plan. During the year ended December 31, 2003, the Company issued no options under the 1995 Plan and 1,348,151 options under the 2003 Plan. At December 31, 2004, the Company had 2,935,334 stock options outstanding of which 882,834 were issued pursuant to the 1995 Plan, 1,827,500 were issued pursuant to the 2003 Plan and 225,000 were issued prior to the 1995 Plan. At December 31, 2003, the Company had 2,691,808 stock options outstanding of which 932,808 were issued pursuant to the 1995 Plan, 1,329,000 were issued pursuant to the 2003 Plan and 420,000 were issued prior to the 1995 Plan.

9.	RELATED PARTIES

During 2004, 2003 and 2002, the Company received $7,004, $8,520 and $7,069, respectively, from Pre-Paid Legal Services, Inc. (“Pre-Paid Legal”), a shareholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal. As of July 1, 2000, the Company began offering the Company’s employees access to the services provided by Pre-Paid Legal through an employee benefit option. The Company pays half of the cost for each employee electing to participate in the plan. During 2004, 2003 and 2002, the Company paid $5,098, $5,532 and $6,934, respectively, to Pre-Paid Legal for these services. The Company’s Chairman of the Board and Chief Executive Officer, John W. Hail, is a director of Pre-Paid Legal.

During the first quarter of 1998, the Company agreed to loan John W. Hail up to $250,000. Subsequently, the Company also agreed to loan up to an additional $75,000. In 2000, an additional $200,000 was approved. On January 1, 2001 the outstanding balance on all the notes were combined

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (cont.)

into one note payable in monthly installments. The loans and extension were unanimously approved by the board of directors. These loans were collateralized by stock and property, and bear interest at 8% per annum. These loans were fully paid in 2003.

Also during 2004, 2003 and 2002, the Company paid Mr. Loney and his wife sales bonuses of $26,173, $25,460 and $30,887, respectively. These bonuses were based upon purchases by them and their downline associates in accordance with the Company’s network marketing program applicable to all independent associates in effect at the time of the sales. Mr. Loney’s wife is the daughter of John W. Hail.

10.	INCOME TAXES

Income taxes for 2004, 2003 and 2002 are comprised of current tax (benefit) expense of $41,440, $0 and $(423,279) and deferred taxes of $1,894,822, $(590,839) and $(1,331,778), respectively. A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the years ended December 31, 2004, 2003, and 2002 is as follows:

	2004	2003	2002
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State tax effective rate	(4.0)	(4.0)	(4.0)
Permanent differences	2.7	7.5	2.1
Benefit of graduated tax rates	0.2	0.2	0.2
Prior year assessments finalized	0.9	(2.4)	—
Increase in valuation allowance	80.4	14.0	—
Other	(1.5)	—	0.3

	44.7%	(18.7)%	(35.4)%

The change in the total deferred tax net assets from December 31, 2003 to December 31, 2004 was $1,888,026. This difference is allocated as $1,894,822 included in tax expense reduced by $6,796 classified in stockholders’ equity.

Deferred tax liabilities and assets at December 31, 2004 and 2003 are comprised of the following:

	December 31,
	2004	2003
Deferred tax liabilities:
Depreciation	$(424,722)	$(212,959)
Unrealized gains	(49,844)	(56,646)

Total deferred tax liabilities	(474,566)	(269,605)

Deferred tax assets:
Goodwill impairment and other intangibles	1,282,569	1,170,825
Net operating loss carryforwards	2,647,973	1,069,391
Deferred compensation	253,488	252,074
Inventory	41,471	41,471
Lease abandonment	94,095	—
Employee benefit accrual	35,573	—
Other	40,912	64,870
Valuation allowance	(3,921,515)	(441,000)

Total deferred tax assets	474,566	2,157,631

Net deferred taxes	—	1,888,026
Less current portion of net deferred tax assets	—	4,854

Noncurrent portion of deferred tax asset	$—	$1,883,172

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (cont.)

The valuation allowance increased $3,480,515 for the year ended December 31, 2004.

On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Valuation allowances have been established for certain operating loss and credit carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices and costs. The outlook for determination of this allowance is calculated on the Company’s historical taxable income, its expectations for the future based on a rolling twelve quarters, and available tax-planning strategies. Based on this determination, management does not expect that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as offsets to the tax consequences of future taxable income. As such, a valuation allowance was provided for the entire deferred tax asset of approximately $3,900,000 at December 31, 2004. The Company has net operating loss carryforwards of approximately $7,000,000 available to reduce future taxable income, which will begin to expire in 2021.

11.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
	2004	2003	2002
Cash paid (received) during the year for:
Interest	$8,536	$140,232	$194,386
Income taxes refund	(423,535)	—	(56,912)

Noncash financing and investing activities:
Property and equipment acquired by capital lease	186,409	131,807	—
Note payable for purchase of vehicle	—	31,128	—

12.	COMMITMENTS, CONTINGENCIES AND GUARANTEES

Legal Proceedings – The Company is currently involved in four pending products liability suits related to the ingestion of its ephedra-based products. Answers to these petitions have been or soon will be filed, and written discovery and responses have been or soon will be exchanged. The Company has denied, and will continue to deny, any wrongdoing and intends to vigorously defend against the claims. The amounts of damages sought are unknown, but include compensatory and punitive damages. While the Company believes it has meritorious defenses to each of these claims, an unfavorable outcome could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

Recent Regulatory Developments (Unaudited) – As a marketer of products that are ingested by consumers, we are subject to the risk that one or more of the ingredients in our products may become the subject of adverse regulatory action. For example, one of the ingredients in our prior AM-300 product was ephedra, an herb that contains naturally-occurring ephedrine alkaloids. Our manufacturer used a powdered extract of that herb when manufacturing AM-300. We marketed AM-300 principally as an aid in weight management. The extract was an 8% extract, which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids.

On February 11, 2004, the FDA issued and published in the Federal Register its final rule on ephedrine-containing supplements, stating that since an “unreasonable risk” had been determined, such supplements would be considered “adulterated” under the Federal Food , Drug and Cosmetic Act, or FFDCA, and thus may not be sold. In essence, this final rule (or regulation) imposes a national ban on ephedrine supplements.

The effective date of this regulation was April 12, 2004. The Company complied with the new regulation and ceased all sales and advertisement of AM-300 and any other ephedra-containing supplement as of April 12, 2004. For the future, the FDA and also Congress have indicated that they will consider whether alternatives to ephedra, other weight loss and energy stimulants (such as

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (cont.)

bitter orange) similarly carry an unreasonable risk. These proposals to limit stimulant ingredients, if finalized, may necessitate reformulations of some of our weight loss products.

Also, in the aftermath of the ephedra ban, on April 22, 2004, in comments before a scientific meeting, then Acting FDA Commissioner, Lester Crawford (now the nominee for Commissioner), outlined what an FDA press release termed a “science-based plan for dietary supplement enforcement.” The press release went on to say that the agency “would soon provide further details about its plan to ensure that the consumer protection provisions of the Dietary Supplement Health and Education Acot of 1994, or DSHEA, are used effectively and appropriately.” Referring to its recent rulemaking on ephedra, the FDA also stated that it “expects to evaluate the available pharmacology, published literature , evidence-based reviews, and adverse event information” of “individual dietary supplements.” Soon afterwards, this promised FDA document was issued, with the title “Regulatory Strategy for the Further Implementation and Enforcement of the Dietary Supplement Health and Education Act of 1994.” No new regulations or proposed rules pursuant to this strategy have yet been issued, except that the FDA has recently welcomed and received comments from the industry for a better procedure for the FDA to review a company’s safety information as to a new dietary ingredient, or NDI, in an NDI Notification. At this time, NDI Notifications are not required for any AMS products.

Anti-DSHEA Proposed Legislation. Finally, as the press, the FDA, and members of Congress and of the supplement industry have all predicted, the very issuance of the final rule on ephedra has caused Congress to rethink DSHEA, specifically as to how safety in supplements may be ensured, and also as to whether specific categories of dietary ingredients should not be permitted at all. In particular, there is growing sentiment (including from one herbal trade association) to make Adverse Event Reporting (AERs) mandatory for all manufacturers and marketers of dietary supplements, so that the FDA may take action more quickly than it did on ephedra, when a harmful herb or other ingredient is suspected. Since February of 2003, there have been several bills proposed in Congressthat would amend DSHEA, make safety safeguards stricter, even approaching the rigor and reporting required for FDA-regulated drugs. Some examples are as follows:

S.722 – The Dietary Supplement Safety Act was introduced by Senator Richard Durbin in March 2003, and would greatly undermine DSHEA, especially Section 4 regarding safety, giving the FDA new powers of oversight and blanket authority over whole categories of supplements, including stimulants. Stimulants are used in many weight loss products, including some of our supplements. To the best of our knowledge, this bill and the bill described below (though perhaps under different numbers) are still pending.

H.R. 3377: Beginning on October 28, 2003, Senator McCain chaired Senate Hearings on whether DSHEA adequately protects consumers. Also on October 28, Cong. Susan Davis and Cong. Henry Waxman introduced The Dietary Supplement Access and Awareness Act, H.R. 3377, purporting to be about safety and access for consumers to supplements, but actually recommending severe restrictions and dramatic redefinitions of what constitutes a dietary supplement. This bill would impose several requirements for supplements, including unprecedented FDA pre-approval as well as strict AER reporting, and excludes only vitamins and minerals from such new requirements. Like S. 722, this bill would reverse the safety burden of proof in Section 4 of DSHEA (one of the industry’s victories in 1994), and instead require the manufacturer to demonstrate safety, rather than the burden being on the FDA to show “imminent hazard” or “unreasonable risk.”

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (cont.)

With the help of our regulatory attorney, we will continue to monitor these anti-DSHEA bills, and determine if any of them becomes a serious threat to our business. In addition, the two major trade associations of the dietary supplement industry—the American Herbal Products Association, or AHPA, and the National Natural Foods Association, or NNFA—have both been actively lobbying against any bills that would require or lead to unreasonable restraints on the manufacture and marketing of dietary supplements.

Manufacturing. Pursuant to current law, dietary supplements are manufactured using food GMPs, which stands for good manufacturing practices. DSHEA empowered the FDA to issue specialized GMPs for dietary supplements, but several years passed before the FDA took the next step in the rule-making process. On March 13, 2003, the FDA published a proposed rule in the Federal Register which proposes comprehensive GMPs. The FDA accepted public comments on the proposed GMPs until June 11, 2003; final GMPs for supplements will be promulgated after the FDA has reviewed the public comments. Once final GMP regulations become effective, our manufacturer will be required to adhere to them. The FDA will most likely institute an effective date for the GMPs which will allow our manufacturer a reasonable amount of time to conduct this review and, if necessary, revise its manufacturing operations to comply with the final GMP regulations. Typically, the effective date for new manufacturing and labeling regulations is 12 months after the promulgation of the Final Rule or new regulation. As of March 10, 2005, the FDA had not yet published this Final Rule on GMPs.

Advertising and Website. The FDA considers website promotional content to constitute “labeling,” and thus the AMS website must not contain disease claims or drug claims, but only permissible structure/function claims. The FTC governs the advertising of dietary supplements, in any medium or vehicle—print ads, radio spots, infomercials, etc.-including Internet ads and websites. The fundamental FTC rule is that all material advertising claims, whether express (direct) or implied, must be substantiated by reliable and competent scientific evidence. Because our website must comply with both FDA and FTC regulations, we routinely ask our regulatory compliance counsel to review certain web pages, especially the content of new product promotions. When necessary, our regulatory counsel also reviews the scientific substantiation for particular claims (again, especially for new products such as Prime One, an anti-stress and weight loss product) to determine if it is sufficient, and also that there are no disease claims present, the main FDA issue.

AMS also requires associate websites to be in compliance with FDA and FTC regulations. As such, and to ensure Internet compliance, associates may only copy or link to our corporate website. Any independent websites are absolutely unauthorized, and their creators are solely liable for defending any regulatory enforcement actions. Violation of this policy may result in termination by AMS. This policy was explicitly conveyed to all associates via a formal letter/ notice, prepared by our Chief Financial Officer (CFO) and our regulatory counsel, and signed by our CFO.

The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company maintains a claims made policy, with limited liability insurance coverage. The limits of this coverage are $1,000,000 per occurrence and $2,000,000 in the aggregate. Products containing ephedra, which represented approximately 9.7% and 35.9% of the Company’s 2004 and 2003 net revenue, respectively, are not covered by the Company’s product liability insurance. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the manufacturers of the Company’s products carry product liability insurance, which covers the Company’s products. Such product claims against the Company could result in material losses to the Company.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (cont.)

13.	DEFERRED COMPENSATION

On November 4, 2003 the Company entered into a written employment agreement with John W. Hail, Chief Executive Officer, or the Executive. The contract is for an initial two-year term, commencing November 4, 2003, and may be extended for up to five successive one-year terms if the Company and the Executive agree in writing. The contract calls for a base salary of $249,600 per year, a monthly bonus payment of one percent (1%) of the Company’s gross revenues, and a discretionary year-end bonus determined by a majority vote of the Board of Directors. The agreement also contains provisions for graduated severance payments if the Company terminates the Executive without cause. In addition, if the employment period is extended beyond November 11, 2005, the monthly bonus payment will cease and be replaced by a fixed supplemental payment to the Executive, which will be in a gross amount necessary to cover all federal, state and local taxes and all employment taxes, and pay a net amount of $7,000 per month. In 2003, the Company accrued approximately $668,000 for the discounted value of the fixed supplemental payments as a distribution and administrative expense. At December 31, 2004, the discounted value of those fixed supplemental payments was approximately $672,000. The Company accrued the expense in distribution and administrative expenses.

14.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003.

	2004
	December 31	September 30	June 30	March 31
Revenues	$4,950,225	$4,522,683	$4,257,340	$4,473,249
Costs and expenses	6,669,372	6,008,093	5,472,624	4,384,613

Income (loss) before income taxes	(1,719,147)	(1,485,410)	(1,215,284)	88,636
Income tax expense (benefit)	2,638,357	(463,753)	(272,910)	34,568

Net income (loss)	$(4,357,504)	$(1,021,657)	$(942,374)	$54,068

Net income (loss) per common share - basic	$(0.64)	$(0.15)	$(0.14)	$0.01

Net income (loss) per common share - assuming dilution	$(0.64)	$(0.15)	$(0.14)	$0.01

Net income (loss) per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly loss per share does not necessarily equal the total for the year.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (cont.)

	2003
	December 31	September 30	June 30	March 31
Revenues	$4,302,185	$4,883,055	$4,686,784	$4,614,153
Costs and expenses	6,421,667	5,193,596	4,972,625	5,057,989

Loss before income taxes	(2,119,482)	(310,541)	(285,841)	(443,836)
Income tax benefit	(185,033)	(121,232)	(111,478)	(173,096)

Net loss	$(1,934,449)	$(189,309)	$(174,363)	$(270,740)

Net loss per common share - basic	$(0.41)	$(0.04)	$(0.04)	$(0.06)

Net loss per common share - assuming dilution	$(0.41)	$(0.04)	$(0.04)	$(0.06)

Net loss per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly income (loss) per share does not necessarily equal the total for the year.

15.	YEAR-END ADJUSTMENTS

The Company made certain year-end adjustments in 2004 resulting from the accrual of employee vacation liability and associate incentive trip accrual that were material to the results of the fourth quarter. These adjustments, after applicable income tax effects, reduced net loss as follows:

Employee benefits accrual	$57,504
Associate incentive accrual	152,500
Tax valuation allowance	3,206,507

$3,416,511

These adjustments increased 2004 fourth quarter basic loss per share by $0.50.

16.	VALUATION AND QUALIFYING ACCOUNTS

The table below shows the beginning balance, activity and ending balance for the Company’s reserves and allowances deducted from asset accounts:

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (cont.)

		Additions
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Balance at
Description	Period	Expenses	Accounts	Deductions	End of Period
YEAR ENDED DECEMBER 31, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for deferred tax assets	$441,000	$3,480,515			$3,921,515

YEAR ENDED DECEMBER 31, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for obsolete inventory	$116,143			$116,143	—
Allowance for deferred tax assets	—	441,000			441,000

YEAR ENDED DECEMBER 31, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$92,931			$92,931	$—
Allowance for obsolete inventory	—	116,143			116,143

* * * * * *

Exhibit Index

3.1	The Registrant’s Certificate of Incorporation, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

3.2	The Registrant’s Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

10.1	Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated as of January 16, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 2 to Form 8-A Registration Statement, filed with the Commission on January 13, 1998.

10.2	Unit and Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated as of November 6, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 1 to Form 8-A Registration Statement, filed with the Commission on January 15, 1998.

10.3	Purchase and Assignment Agreement by and among Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., GHI Holdings, Inc., LifeScience Technologies, Inc. and RMS Limited Partnership, dated as of January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.4	Promissory Note dated January 3, 2001, to RMS Limited Partnership by Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., LifeScience Technologies Holdings Limited Partnership, LifeScience Technologies Holdings, Inc., LifeScience Technologies of Japan and LST Fulfillment Limited Partnership, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.5	Stock Option Agreement of Advantage Marketing Systems dated January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.6	Joint Marketing Agreement with PrimeBuy Network.com, Inc., dated August 30, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

10.7	Promissory Note executed by PrimeBuy Network.com, Inc., dated August 2, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

10.8*	The Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.9*	Employment Agreement by and between David D’Arcangelo and Registrant dated effective as of November 25, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.10*	Non-Qualified Stock Option Agreement by and between David D’Arcangelo and Registrant dated effective as of December 2, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.11*	The Advantage Marketing Systems, Inc. 2003 Stock Incentive Plan, incorporated by reference to Form S-8 Registration Statement (No. 333-109093), filed with the Commission on September 24, 2003.

10.12	Fulfillment Services Agreement with Vita Sales & Distribution Multi-Country, dated January 19, 2004, incorporated by reference to Form 10-K filed with the Commission on March 29, 2004.

10.13*	Employment Agreement by and between John W. Hail and Registrant dated effective as of November 4, 2003, incorporated by reference to Form 10-K filed with the Commission on March 29, 2004.

10.14	Commercial Industrial Real Estate Purchase Contract dated August 12, 2004 by and between Registrant and Keltronics Corporation, incorporated by reference to Form 10-Q, filed with the commission on November 12, 2004.

21	Subsidiaries, incorporated by reference to Form 10-K filed with the Commission on April 17, 2001.

23.1	Consent of Grant Thornton LLP, filed herewith.

31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification by our Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of our Chief Financial Officer, filed herewith.

*	Designates a compensatory plan.