Form 10-Q
period 2005-03-31
AMS HEALTH SCIENCES INC
filed 2005-05-05
CIK 841866

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-13343

AMS HEALTH SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1323256 (I.R.S. Employer Identification No.)

711 NE 39th Street Oklahoma City, Oklahoma (Address of principal executive offices)	73105 (Zip Code)

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of lhe Exchange Act.

Yes ☐ No ☑

On April 30, 2005, we had outstanding 7,039,908 shares of our common stock, $.0001 par value.

AMS HEALTH SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2005

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

PART I –FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$309,734	$588,909
Marketable securities, available for sale, at fair value	1,995,152	2,803,863
Receivables	52,194	236,318
Inventory	1,171,710	1,476,968
Other assets	101,706	50,739

Total current assets	3,630,496	5,156,797
RECEIVABLES	196,519	204,584
PROPERTY AND EQUIPMENT, net	3,697,757	3,862,111
COVENANTS NOT TO COMPETE and other intangibles, net	460,733	480,187
OTHER ASSETS	33,390	38,924

TOTAL	$8,018,895	$9,742,603

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$329,782	$326,784
Bank overdraft	—	395,936
Accrued commissions and bonuses	310,901	345,062
Accrued other expenses	463,503	587,173
Accrued sales tax liability	62,378	128,493
Capital lease obligations	89,557	111,430

Total current liabilities	1,256,121	1,894,878
LONG-TERM LIABILITIES:
Capital lease obligations	122,707	205,874
Deferred compensation	682,723	671,748
Lease abandonment liability	166,197	171,412

Total liabilities	2,227,748	2,943,912

COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS’ EQUITY (NOTE 9)
Common stock — $.0001 par value; authorized 495,000,000 shares; issued 7,631,503 and 7,496,385 shares, outstanding 7,039,908 and 6,904,790 shares, respectively	763	750
Paid-in capital	20,702,078	20,331,852
Notes receivable for exercise of options	(31,000)	(31,000)
Accumulated deficit	(12,293,609)	(10,955,185)
Accumulated other comprehensive income, net of tax	45,694	85,053

Total capital and accumulated deficit	8,423,926	9,431,470
Less cost of treasury stock (591,595 shares)	(2,632,779)	(2,632,779)

Total stockholders’ equity	5,791,147	6,798,691

TOTAL	$8,018,895	$9,742,603

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	Three Months Ended
	March 31,
	2005	2004
Net sales	$4,020,758	$4,473,249

Cost of sales	3,542,133	2,823,629

Gross profit	478,625	1,649,620

Marketing and administrative expenses:
Marketing	312,121	225,221
Administrative	1,509,508	1,392,276

Total marketing and administrative expenses	1,821,629	1,617,497

Income (loss) from operations	(1,343,004)	32,123

Other income (expense):

Interest and dividends, net	7,569	46,099

Other, net	20,830	10,414

Total other income	28,399	56,513

Income (loss) before taxes	(1,314,605)	88,636

Income tax expense	23,818	34,568

Net income (loss)	$(1,338,423)	$54,068

Net income (loss) per common share – basic	$(0.19)	$0.01

Net income (loss) per common share – assuming dilution	$(0.19)	$0.01

Weighted average common shares outstanding – basic	6,991,470	6,487,463

Weighted average common shares outstanding - assuming dilution	6,991,470	7,957,966

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	March 31,	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,338,423)	$54,068

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	204,666	220,991
Employee compensation recognized upon exercise of stock options	66,602	25,062
Gain on sale of assets	—	(8,703)
Realized (gain) loss on sale of marketable securities	(16,890)	3,757
Deferred taxes	23,818	34,568
Stock issued for services	—	14,000
Changes in assets and liabilities which provided (used) cash:
Receivables	242,399	257,930
Inventory	305,258	13,728
Other assets	(42,401)	(225,758)
Accounts payable and accrued expenses	(279,356)	(197,319)
Lease abandonment liability	(5,215)	—
Deferred compensation	10,975	—

Net cash provided by (used in) operating activities	(828,567)	192,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(82,477)	(247,627)
Sales of property and equipment	58,587	33,199
Receipts (extensions) of notes receivable	8,198	(20,915)
Purchases of marketable securities, available for sale	(1,324,883)	(7,032,864)
Sales of marketable securities, available for sale	2,087,306	3,514,472

Net cash provided by (used in) investing activities	746,731	(3,753,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(395,936)	—
Proceeds from issuance of common stock	303,637	152,870
Proceeds from exercise of warrants	—	3,978,217
Payment of notes payable	—	(1,989,170)
Principal payment on capital lease obligations	(105,040)	(18,977)

Net cash provided by (used in) financing activities	(197,339)	2,122,940

NET DECREASE IN CASH AND CASH EQUIVALENTS	(279,175)	(1,438,471)
CASH AND CASH EQUIVALENTS, BEGINNING	588,909	2,309,281

CASH AND CASH EQUIVALENTS, ENDING	$309,734	$870,810

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

     The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended December 31, 2004.

     The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2005.

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

	Three Months Ended
	March 31,
	2005	2004
Net income (loss) as reported	$(1,338,423)	$54,068
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18,182)	(56,134)

Proforma net loss	$(1,356,605)	$(2,066)

Net income (loss) per common share as reported	$(0.19)	$0.01

Proforma net income (loss) per common share, basic and diluted	$(0.19)	—

Weighted average common shares outstanding	6,991,470	6,487,463

Weighted average common shares outstanding – assuming dilution	6,991,470	7,957,966

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: risk-free interest rates of 2.72 percent; no dividend yield or assumed forfeitures; an expected life of five years; and volatility of 57.5 and 82.1 percent. The pro forma amounts above are

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

not likely to be representative of future years because there is no assurance that additional awards will be made each year. In April 2003, the board of directors of the Company adopted the Advantage Marketing Systems, Inc. 2003 Stock Incentive Plan, which the shareholders approved at the 2003 annual meeting of shareholders. The Company issued shares under this Plan in the first quarter of 2005 and 2004.

     In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires entities to measure the fair value of equity share-based payments (stock compensation) at grant date, and recognize the fair value over the period during which an employee is required to provide services in exchange for the equity instrument as a component of the income statement. SFAS No. 123(R) for public companies is effective for fiscal years beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (SEC) announced a delay in adoption. Public companies will now be required to adopt FAS 123(R) by the first fiscal year beginning after June 15, 2005. This would require the Company to adopt FAS 123(R) effective January 1, 2006. The Company has not evaluated the impact of adoption of SFAS No.123(R) on its financial statements, but adoption could have a material impact on financial position and results of operations.

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

     Net unrealized losses, net of tax, of approximately $39,000, including approximately $20,000 reclassified to loss, were included in accumulated other comprehensive income for the three months ended March 31, 2005 and net unrealized gains, net of tax, of approximately $27,000, including approximately $3,000 reclassified to earnings, were included in accumulated other comprehensive income for the three months ended March 31, 2004. Total comprehensive loss for the three months ended March 31, 2005 was $1,529,177, and total comprehensive income for the three months ended March 31, 2004 was $80,594.

4.	INCOME (LOSS) PER SHARE

     Income (loss) per common share – basic is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period. Income (loss) per common share – assuming dilution is computed based upon net income (loss) divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

     The following is a reconciliation of the common shares used in the calculations of income (loss) per common share – basic and income (loss) per common share – assuming dilution:

	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Weighted average common shares outstanding:
For the three months ended March 31, 2005:
Loss per common share:
Loss available to common stockholders	$(1,338,423)	6,991,470	$(0.19)

Loss per common share – assuming dilution:
Options	—	—

Loss available to common stockholders plus assumed conversions	$(1,338,423)	6,991,470	$(0.19)

For the three months ended March 31, 2004:
Income per common share:
Income available to common stockholders	$54,068	6,487,463	$0.01

Income per common share – assuming dilution:
Options	—	1,470,503

Income available to common stockholders plus assumed conversions	$54,068	7,957,966	$0.01

     Options to purchase 2,580,658 shares of common stock at exercise prices ranging from $1.30 to $6.00 per share were outstanding for the three months ended March 31, 2005, but were not included in the computation of income (loss) per common share – assuming dilution because there was a net loss for the period then ended.

     Options to purchase 143,925 shares of common stock at exercise prices ranging from $4.50 to $6.13 per share were outstanding for the three months ended March 31, 2004, but were not included in the computation of income (loss) per common share – assuming dilution because inclusion of the options was antidilutive.

5.	DEFERRED TAXES

     On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Valuation allowances have been established for certain operating loss and credit carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices and costs. The outlook for determination of this allowance is calculated on the Company’s historical taxable income, its expectations for the future based on a rolling twelve quarters, and available tax-planning strategies. Based on this determination, management does not expect that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as offsets to the tax consequences of future taxable income. As such, a valuation allowance was provided for the entire deferred tax asset of approximately $4,400,000 at March 31, 2005. The Company’s effective tax rate differs from its statutory tax rate for 2005 due to the tax valuation allowance. The Company has net operating loss carryforwards of approximately $8,500,000 available to reduce future taxable income, which will begin to expire in 2021.

6.	COMMITMENTS AND CONTINGENCIES

Recent Regulatory Developments - As a marketer of products that are ingested by consumers, the Company is subject to the risk that one or more of the ingredients in its products may become the subject of adverse regulatory action. For example, one of the ingredients in the Company’s prior AM-300 product was ephedra, an herb that contains naturally-occurring ephedrine alkaloids. The Company’s manufacturer used a powdered extract of that herb when manufacturing AM-300. The Company marketed AM-300 principally as an aid in weight management. The extract was an 8% extract, which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids.

     On February 11, 2004, the FDA issued and published in the Federal Register its final rule on ephedrine-containing supplements, stating that since an “unreasonable risk” had been determined, such

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

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

     Also, in the aftermath of the ephedra ban, on April 22, 2004, in comments before a scientific meeting, then Acting FDA Commissioner, Lester Crawford (now the nominee for Commissioner), outlined what an FDA press release termed a “science-based plan for dietary supplement enforcement.” The press release went on to say that the agency “would soon provide further details about its plan to ensure that the consumer protection provisions of the Dietary Supplement Health and Education Act of 1994, or DSHEA, are used effectively and appropriately.” Referring to its recent rulemaking on ephedra, the FDA also stated that it “expects to evaluate the available pharmacology, published literature ..., evidence-based reviews, and adverse event information” of “individual dietary supplements.” Soon afterwards, this promised FDA document was issued, with the title “Regulatory Strategy for the Further Implementation and Enforcement of the Dietary Supplement Health and Education Act of 1994.” No new regulations or proposed rules pursuant to this strategy have yet been issued, except that the FDA has recently welcomed and received comments from the industry for a better procedure for the FDA to review a company’s safety information as to a new dietary ingredient, or NDI, in an NDI Notification. At this time, NDI Notifications are not required for any AMS products.

Anti-DSHEA Proposed Legislation. Finally, as the press, the FDA, and members of Congress and of the supplement industry have all predicted, the very issuance of the final rule on ephedra has caused Congress to rethink DSHEA, specifically as to how safety in supplements may be ensured, and also as to whether specific categories of dietary ingredients should not be permitted at all. In particular, there is growing sentiment (including from one herbal trade association) to make Adverse Event Reporting (AERs) mandatory for all manufacturers and marketers of dietary supplements. This would allow the FDA to take action more quickly than it did on ephedra, when a harmful herb or other ingredient is suspected. Since February of 2003, there have been several bills proposed in Congress that would amend DSHEA, make safety safeguards stricter, even approaching the rigor and reporting required for FDA-regulated drugs. Some examples are as follows:

S. 722 – The Dietary Supplement Safety Act was introduced by Senator Richard Durbin in March 2003, and would greatly undermine DSHEA, especially Section 4 regarding safety, and give the FDA new powers of oversight and blanket authority over whole categories of supplements, including stimulants. Stimulants are used in many weight loss products, including some of the Company’s supplements. To the best of the Company’s knowledge, this bill and the bill described below (though perhaps under different numbers) are still pending.

H.R. 3377: Beginning on October 28, 2003, Senator McCain chaired Senate Hearings on whether DSHEA adequately protects consumers. Also on October 28, Cong. Susan Davis and Cong. Henry Waxman introduced The Dietary Supplement Access and Awareness Act, H.R. 3377, purporting to be about safety and access for consumers to supplements, but actually recommending severe restrictions and dramatic redefinitions of what constitutes a dietary supplement. This bill would impose several requirements for supplements, including unprecedented FDA pre-approval, as well as strict AER reporting, and excludes only vitamins and minerals from such new requirements. Like S. 722, this bill

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

would reverse the safety burden of proof in Section 4 of DSHEA (one of the industry’s victories in 1994), and instead require the manufacturer to demonstrate safety, rather than the burden being on the FDA to show “imminent hazard” or “unreasonable risk.”

     With the help of the Company’s regulatory attorney, the Company will continue to monitor these anti-DSHEA bills, and determine if any of them becomes a serious threat to its business. In addition, the two major trade associations of the dietary supplement industry—the American Herbal Products Association, or AHPA, and the National Natural Foods Association, or NNFA—have both been actively lobbying against any bills that would require or lead to unreasonable restraints on the manufacture and marketing of dietary supplements.

Manufacturing. Pursuant to current law, dietary supplements are manufactured using food GMPs, which stands for good manufacturing practices. DSHEA empowered the FDA to issue specialized GMPs for dietary supplements, but several years passed before the FDA took the next step in the rule-making process. On March 13, 2003, the FDA published a proposed rule in the Federal Register which proposes comprehensive GMPs. The FDA accepted public comments on the proposed GMPs until June 11, 2003; final GMPs for supplements will be promulgated after the FDA has reviewed the public comments. Once final GMP regulations become effective, the Company’s manufacturer will be required to adhere to them. The FDA will most likely institute an effective date for the GMPs which will allow the Company’s manufacturer a reasonable amount of time to conduct this review and, if necessary, revise its manufacturing operations to comply with the final GMP regulations. Typically, the effective date for new manufacturing and labeling regulations is 12 months after the promulgation of the Final Rule or new regulation. As of April 12, 2005, the FDA had not yet published this Final Rule on GMPs.

Advertising and Website. The FDA considers website promotional content to constitute “labeling,” and thus the AMS website must not contain disease claims or drug claims, but only permissible structure/function claims. The FTC governs the advertising of dietary supplements, in any medium or vehicle—print ads, radio spots, infomercials, etc.-including Internet ads and websites. The fundamental FTC rule is that all material advertising claims, whether express (direct) or implied, must be substantiated by reliable and competent scientific evidence. Because the Company’s website must comply with both FDA and FTC regulations, the Company routinely asks its regulatory compliance counsel to review certain web pages, especially the content of new product promotions. When necessary, the Company’s regulatory counsel also reviews the scientific substantiation for particular claims (again, especially for new products such as Prime One, an anti-stress and weight loss product) to determine if it is sufficient, and also that there are no disease claims present, the main FDA issue.

     AMS also requires associate websites to be in compliance with FDA and FTC regulations. As such, and to ensure Internet compliance, associates may only copy or link to the Company’s corporate website. Any independent websites are absolutely unauthorized, and their creators are solely liable for defending any regulatory enforcement actions. Violation of this policy may result in termination of the associate by AMS. This policy was explicitly conveyed to all associates via a formal letter/ notice, prepared by the Company’s Chief Financial Officer (CFO) and its regulatory counsel, and signed by the CFO.

     Product Liability - The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company maintains a claims made policy, with limited liability insurance coverage. The limits of this coverage are $1,000,000 per occurrence and $2,000,000 in the aggregate. Products containing ephedra, which represented approximately 31.0% of the Company’s first quarter 2004 net revenue, were not covered by the Company’s product liability insurance. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

manufacturers of the Company’s products carry product liability insurance, which covers the Company’s products. Such product claims against the Company could result in material losses to the Company.

     Legal Proceedings - The Company is currently involved in four products liability suits related to the ingestion of its ephedra-based products. Answers to these petitions have been filed and written discovery and responses have been exchanged. The Company has denied, and will continue to deny, any wrongdoing, and intends to vigorously defend against the claims. The amounts of damages sought are unknown, but include compensatory and punitive damages.

     Employment Agreement — In November 2004, the Company entered into a written employment agreement with David J. D’Arcangelo, the Company’s President. The contract is for a one-year term, commencing November 25, 2004, to be reviewed annually unless either party elects not to renew. The contract calls for a base salary of $230,000 per year. The employment agreement also contains provisions for graduated severance payments of up to 12 months of base pay, based on length of employment, if the Company terminates him without cause, disability payments, and a non-competition agreement preventing Mr. D’Arcangelo from engaging in a business deemed similar to the Company’s for a period of one year from the cessation of his employment.

7.	DEFERRED COMPENSATION

     On November 4, 2003 the Company entered into a written employment agreement with John W. Hail, Chief Executive Officer, or the Executive. The contract is for an initial two-year term, commencing November 4, 2003, and may be extended for up to five successive one-year terms if the Company and the Executive agree in writing. The contract calls for a base salary of $249,600 per year, a monthly variable salary equal to one percent (1%) of the Company’s gross revenues, and a discretionary year-end bonus determined by a majority vote of the Board of Directors. The agreement also contains provisions for graduated severance payments if the Company terminates the Executive without cause. In addition, if the employment period is extended beyond November 11, 2005, the monthly variable salary will cease and be replaced by a fixed supplemental payment to the Executive, which will be in a gross amount necessary to cover all federal, state and local taxes and all employment taxes, and pay a net amount of $7,000 per month. At March 31, 2005, the discounted value of those fixed supplemental payments was approximately $683,000. The Company accrues this expense in administrative expense.

8.	LEASE ABANDONMENT

     In January 2004, the Company commenced a relocation of its corporate headquarters from 2601 NW Expressway (the Oil Center), Oklahoma City, Oklahoma to its warehouse and distribution facility. A portion of the Oil Center was maintained for storage, a portion was maintained for possible relocation of Company personnel due to expansion of the business and a portion was subleased to a third party under a short-term lease. In September 2004, the Company purchased an existing building adjacent to its corporate headquarters to be used for additional office, warehouse and storage space. Company management believes the purchased building is sufficient to meet expansion needs, and as such, abandoned the Oil Center location. In determining lease abandonment, management assumed the continuation of the existing sublease at the current rate. In addition, a discount rate of 6.5% was used to calculate the present value of current lease payments less sublease revenue. At March 31, 2005, the lease abandonment accrual was approximately $238,000.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

9.	CHANGES IN STOCKHOLDERS’ EQUITY

     The following table sets forth changes in stockholder equity between December 31, 2004 and March 31, 2005:

	March 31, 2005	December 31, 2004
Common Stock	$763	$750
Paid in Capital	20,702,078	20,331,852

     Common stock increased $13 at March 31, 2005, due to the exercise of approximately 135,000 stock options.

     Paid in capital increased $370,226 at March 31, 2005 due to the exercise of stock options.

******

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
AMS Health Sciences, Inc. and Subsidiaries

     We have reviewed the accompanying consolidated balance sheet of AMS Health Sciences, Inc. and Subsidiaries as of March 31, 2005, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

     We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements, as of and for the periods ended March 31, 2005 and 2004, for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AMS Health Sciences, Inc. and Subsidiaries as of December 31, 2004 and the consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein) and, in our report dated February 10, 2005, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
April 14, 2005

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We market a product line consisting of approximately seventy products in three categories; weight management, dietary supplement and personal care products. These products are marketed through a network marketing organization in which independent associates purchase products for resale to retail customers as well as for their own personal use.

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

     We recognize revenue upon shipment of products, training aids and promotional material to our independent associates. All of our customers pay for sales in advance of shipment. As such, we have no trade receivables. We used to make loans to associates, which were repayable in five years or less, and which were secured by commissions controlled by us. Associate loans are no longer allowed. Interest rates on loans were typically two percent or more above the Prime rate and were fixed. All loans were secured by guaranteed payment sources that were within our control. As such, there was no need for an allowance for doubtful accounts. We were still collecting on prior associate loans as of March 31, 2005 in the total amount of approximately $229,000.

     We use an asset and liability approach to account for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. A valuation allowance is established if, in management’s opinion, it is more likely than not that some portion of the deferred tax asset will not be realized. All evidence, both positive and negative, is considered to determine whether a valuation allowance is needed for some or all of a deferred tax asset. Judgment must be used in considering the relative impact of negative and positive evidence. The more negative evidence that exists, (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed. Based on the above factors and management’s evaluation at December 31, 2004, we determined that a valuation allowance should be established for the entire deferred tax asset, and such valuation allowance was established at that time. At March 31, 2005, our deferred tax asset was approximately $4,400,000.

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

Results of Operations

     The following table sets forth, as a percentage of our net sales, selected results of operations for the three months ended March 31, 2005 and 2004. The selected results of operations are derived from our unaudited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

	For the Three Months Ended
	March 31,
	2005		2004
	Amount	Percent	Amount	Percent
Net sales	$4,020,758	100.0%	$4,473,249	100.0%

Cost of sales:
Commissions and bonuses	2,058,629	51.2	1,771,856	39.6
Cost of products	977,067	24.3	713,029	15.9
Cost of shipping	506,437	12.6	338,744	7.6

Total cost of sales	3,542,133	88.1	2,823,629	63.1

Gross profit	478,625	11.9	1,649,620	36.9
Marketing and administrative expense:
Marketing	312,121	7.8	225,221	5.1
Administrative	1,509,508	37.5	1,392,276	31.1

Total marketing, and administrative expense	1,821,629	45.3	1,617,497	36.2

Income (loss) from operations	(1,343,004)	(33.4)	32,123	0.7
Other income (expense):
Interest, net	7,569	0.2	46,099	1.0
Other, net	20,830	0.5	10,414	0.3

Total other income	28,399	0.7	56,513	1.3

Income (loss) before taxes	(1,314,605)	(32.7)	88,636	2.0
Tax expense	23,818	0.6	34,568	0.8

Net income (loss)	$(1,338,423)	(33.3)%	$54,068	1.2%

Comparison of the Three Months ended March 31, 2005 and 2004

     Our net sales during the three months ended March 31, 2005 decreased by $452,491, or 10.1%, to $4,020,758 from $4,473,249 during the three months ended March 31, 2004. We have historically earned a material portion of our revenues from our AM-300 product, which contains ephedra. Effective April 12, 2004, the FDA banned the use of ephedra in nutritional supplements. Sales of our AM-300 product totaled approximately $1.4 million in the first quarter of 2004. Over the last several years, through strategic acquisitions, product redevelopment and refocus of weight loss products, we have built a multi-product peak performance, weight loss and nutritional product line that is predominately non-ephedra. We have seen positive results in converting our AM-300 customers to AM-300 Ephedra Free or other weight loss products. A majority of the customers have chosen one or more of our other performance-based weight loss and nutritional products. In March 2005, we added 8,814 new sales associates and preferred customers, compared to 8,538 in February 2005 and 3,516 in March 2004.

     On April 5, 2005, we announced that we will be transitioning the free trial program from a highly capital intensive program, to a program that is profitable on a per transaction basis. We believe transitioning the free trial sign up momentum with a refined free product program will deliver reduced enrollment expense and higher monthly product autoship retention. In connection with this, on April 20, 2005, we announced the implementation of expense reductions designed to better align expenses with revenue. These changes are expected to result in an approximate 20% reduction in cost of sales and operating expenses.

     Our cost of sales during the three months ended March 31, 2005 increased by $718,504, or 25.4%, to $3,542,133 from $2,823,629 during the same period in 2004. Total cost of sales, as a percentage of net sales, increased to 88.1% during the three months ended March 31, 2005 from 63.1% during the same period in 2004. The increase in cost of sales was attributable to our free trial program, resulting in:

•	An increase of approximately $287,000 in associate commissions and bonuses;

•	An increase of approximately $264,000 in the cost of products sold; and

•	An increase of approximately $168,000 in shipping costs.

     The factors discussed above resulted in a decrease in gross profit of $1,170,995, or 71.0%, to $478,625 for the three months ended March 31, 2005 from $1,649,620 for the same period in 2004.

     Marketing expenses increased $86,900, or 38.6%, to $312,121 during the three months ended March 31, 2005, from $225,221 during the same period in 2004. The increase in expense was primarily attributable to:

•	An increase in employee costs of approximately $72,000, related to exercise of stock options;

•	An increase in promotion expenses of approximately $4,000;

•	An increase in travel costs of approximately $7,000 related to outside travel of executives; and

•	An increase in professional services of approximately $18,000 related to maintenance of our websites.

     The increase in marketing expense was partially offset by a decrease in vehicle and equipment expense of approximately $18,000, due to decreased boat expense.

     Administrative expense increased $117,232, or 8.4%, to $1,509,508 during the three months ended March 31, 2005 from $1,392,276 during the same period of 2004. The increase in expense was primarily attributable to:

•	An increase in employee costs of approximately $97,000 related to increased personnel expense and benefits; and

•	An increase in professional services of approximately $100,000 due to consulting fees related to internal control documentation and testing and temporary employees related to our free trial program.

     The increase in administrative expenses was partially offset by:

•	A decrease in depreciation expense of approximately $35,000 due to the sale of one of our boats in 2004; and

•	A decrease in general and administrative expense of approximately $42,000 related to supplies, telephone, etc.

     The marketing and administrative expenses as a percentage of net sales increased to 45.3% during the three months ended March 31, 2005 from 36.2% during the same period in 2004. Management expects marketing and administrative expenses to decrease from the current dollar level based on expense reductions implemented.

     Our net other income (reduced by other expense) decreased by $28,114 to net other income of $28,399 at March 31, 2005, from net other income of $56,513 during the same period in 2004, primarily due to:

•	A decrease in interest expense of approximately $10,000 related to the pay off of our debt in 2004;

•	A decrease in investment income of approximately $6,000 related to our marketable securities; and

•	A decrease in gain on sale of assets of approximately $9,000.

          Our income (loss) before taxes decreased $1,403,241 to a loss of $1,314,605 for the first three months of 2005, compared to net income of $88,636 during the same period in 2004. Income (loss) before taxes as a percentage of net sales was (32.7%) and 2.0% for the three months ended March 31, 2005 and 2004, respectively. Income tax expense for the first quarter 2005 and 2004 was $23,818 and $34,568, respectively. Our net income (loss) decreased $1,392,491, to a net loss of $1,338,423 for the three months ended March 31, 2005, from net income of $54,068 for the same period in 2004. This decrease was attributable to:

•	The decrease in gross profit to $478,625 during 2005 from $1,649,620 during 2004;

•	The increase in marketing and administrative expense to $1,821,629 during 2005 from $1,617,497 during 2004; and

•	The decrease in net other income to $28,399 during 2005 from $56,513 during 2004.

Net income (loss) as a percentage of net sales decreased to (33.3%) for the three months ended March 31, 2005, from 1.2% during the same period in 2004.

Recently Issued Accounting Standards

     In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires entities to measure the fair value of equity share-based payments (stock compensation) at grant date, and recognize the fair value over the period during which an employee is required to provide services in exchange for the equity instrument as a component of the income statement. SFAS No. 123(R) for public companies is effective for fiscal years beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (SEC) announced a delay in adoption. Public companies will now be required to adopt FAS 123(R) by the first fiscal year beginning after June 15, 2005. This would require the Company to adopt FAS 123(R) effective January 1, 2006. The Company has not evaluated the impact of adoption of SFAS No.123(R) on its financial statements, but adoption could have an material impact on financial position and results of operations.

Liquidity and Capital Resources

     Our primary source of liquidity has been cash provided by sales of our common stock, marketable securities and operating activities. At March 31, 2005, we had working capital of $2,374,375, compared to $3,261,919 at December 31, 2004. Our working capital needs over the next 12 months consist primarily of marketing and administrative expenses, and will be provided by our operating activities, existing cash and cash equivalents and sales of marketable securities. During the three months ended March 31, 2005, net cash used in operating activities was $828,567, net cash provided by investing activities was $746,731 and net cash used in financing activities was $197,339. This represented a net decrease in cash during the period of $279,175.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our balance sheet includes marketable securities, which we believe are conservative blends of income and growth investments resulting in moderate market risk. We invest in equity marketable securities to generate capital growth, and fixed-income marketable securities to provide current income. Because of the nature of these investments, total return and risk will be affected by both current interest rates and equity market movements. Our fixed income investments, including corporate bonds, of approximately $1,000,000 are subject to interest risk only. We have approximately $1,000,000 of equity investments that are exposed to market risk.

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

     The following table lists our investments at March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
		Fair		Fair
	Cost	Value	Cost	Value
Cash equivalents	$30,474	$30,474	$31,358	$31,358
Corporate bonds	194,512	193,867	194,513	192,062
Fixed-income mutual funds	780,489	767,379	1,187,352	1,172,074
Equity mutual funds	920,752	1,003,432	1,258,567	1,408,369

	$1,926,227	$1,995,152	$2,671,790	$2,803,863

     Fair value of the cash equivalents, corporate bonds and fixed-income marketable securities decreased $403,774 during the three months ended March 31, 2005 to $991,720 from $1,395,494 at December 31, 2004. This decrease was primarily due to the sale of fixed-income securities.

     Equity Market Risks. We currently maintain an investment portfolio of equity securities. All securities are available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders’ equity. We do not engage in hedging our equity portfolio or otherwise purchase derivative securities. Because of the quality of our portfolio and liquid nature of our equity investments, we do not consider the market risk related to these investments to be material. Fair value of our equity investments decreased $404,937 during the three months ended March 31, 2005 to $1,003,432 from $1,408,369 at December 31, 2004, primarily due to the sale of mutual fund equity investments.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In November 2004, we were sued in Jones v. Metabolife International, Inc. and Advantage Martketing Systems, Inc., in the District Court of Oklahoma County, Oklahoma. An answer has been filed. The plaintiff alleges that she took products containing ephedra, which were manufactured by the defendants, and was injured as a result. She seeks actual and punitive damages in excess of $10,000. Written discovery and responses have been exchanged and several depositions have been taken. No trial date is set. Plaintiff recently voluntarily dismissed Metabolife without prejudice to refiling her claim against Metabolife. We have denied any wrongdoing and intend to vigorously defend the case.

On March 5, 2004, we were sued in Ross v. Advantage Marketing Systems, Inc., Superior Court of the State of California for the County of Los Angeles, Case No. BC 309118. An answer has been filed. The case was removed to the United States District Court for the Central District of California and then transferred to the United States District Court for the Southern District of New York as part of the multi-district federal ephedra litigation. The plaintiff alleges that she took AM-300, which contains ephedra, and was injured as a result. The amount of damages sought by plaintiff is unknown at this time, but includes actual, compensatory and punitive damages, plus an accounting and disgorgement of profits we purportedly earned as a result of allegedly illegal conduct. Written discovery has been exchanged by the parties. We have denied any wrongdoing and intend to vigorously defend the case.

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

On May 18, 2004, we were sued in Hearn v. Advantage Marketing Systems, Inc. and the Chemins Company, Inc., District Court in and for Choctaw County, State of Oklahoma, Case No. CJ-04-52. An answer has been filed. The Plaintiff alleges that she took AM-300, which contains ephedra, and was injured as a result. She seeks actual and punitive damages in an amount in excess of $10,000. Written discovery has been exchanged by the parties. We have denied any wrongdoing and intend to vigorously defend the case.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURHASES OF EQUITY SECURITIES

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	The Registrant’s Certificate of Incorporation, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

3.2	The Registrant’s Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

10.1	Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated as of January 16, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 2 to Form 8-A Registration Statement, filed with the Commission on January 13, 1998.

10.2	Unit and Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated as of November 6, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 1 to Form 8-A Registration Statement, filed with the Commission on January 15, 1998.

10.3	Purchase and Assignment Agreement by and among Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., GHI Holdings, Inc., LifeScience Technologies, Inc. and RMS Limited Partnership, dated as of January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.4	Promissory Note dated January 3, 2001, to RMS Limited Partnership by Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., LifeScience Technologies Holdings Limited Partnership, LifeScience Technologies Holdings, Inc., LifeScience Technologies of Japan and LST Fulfillment Limited Partnership, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.5	Stock Option Agreement of Advantage Marketing Systems dated January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.6	Joint Marketing Agreement with PrimeBuy Network.com, Inc., dated August 30, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

10.7	Promissory Note executed by PrimeBuy Network.com, Inc., dated August 2, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

10.8 *	The Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.9 *	Employment Agreement by and between David D’Arcangelo and Registrant dated effective as of November 25, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.10 *	Non-Qualified Stock Option Agreement by and between David D’Arcangelo and Registrant dated effective as of December 2, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.11 *	The Advantage Marketing Systems, Inc. 2003 Stock Incentive Plan, incorporated by reference to Form S-8 Registration Statement (No. 333-109093), filed with the Commission on September 24, 2003.

10.12	Fulfillment Services Agreement with Vita Sales & Distribution Multi-Country, dated January 19, 2004, incorporated by reference to Form 10-K filed with the Commission on March 29, 2004.

10.13 *	Employment Agreement by and between John W. Hail and Registrant dated effective as of November 4, 2003, incorporated by reference to Form 10-K filed with the Commission on March 29, 2004.

10.14	Commercial Industrial Real Estate Purchase Contract dated August 12, 2004 by and between Registrant and Keltronics Corporation, incorporated by reference to Form 10-Q, filed with the commission on November 12, 2004.

10.15 *	Employment Agreement by and between David D’Arcangelo and Registrant dated effective as of November 25, 2004, filed herewith.

15	Letter of independent accountants as to unaudited interim financial information, filed herewith.

31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification by our Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of our Chief Financial Officer, filed herewith.

*	Designates a compensatory plan.

(b)	Form 8-K

We filed the following Form 8-Ks during the first quarter of 2005:

•	March 25, 2005 – Items 2, 8 and 9 filing disclosing the press release announcing financial results of the year ended December 31, 2004, and disclosing the press release announcing the signing of an investment banking agreement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: AMS HEALTH SCIENCES, INC.

Dated: May 2, 2005
	By:	/S/ REGGIE B. COOK

Reggie B. Cook, Vice President and
Chief Financial Officer
(Duly Authorized Officer of
Registrant and Principal Financial Officer)

Index of Exhibits

3.1	The Registrant’s Certificate of Incorporation, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

3.2	The Registrant’s Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

10.1	Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated as of January 16, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 2 to Form 8-A Registration Statement, filed with the Commission on January 13, 1998.

10.2	Unit and Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated as of November 6, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 1 to Form 8-A Registration Statement, filed with the Commission on January 15, 1998.

10.3	Purchase and Assignment Agreement by and among Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., GHI Holdings, Inc., LifeScience Technologies, Inc. and RMS Limited Partnership, dated as of January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.4	Promissory Note dated January 3, 2001, to RMS Limited Partnership by Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., LifeScience Technologies Holdings Limited Partnership, LifeScience Technologies Holdings, Inc., LifeScience Technologies of Japan and LST Fulfillment Limited Partnership, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.5	Stock Option Agreement of Advantage Marketing Systems dated January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.6	Joint Marketing Agreement with PrimeBuy Network.com, Inc., dated August 30, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

10.7	Promissory Note executed by PrimeBuy Network.com, Inc., dated August 2, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

10.8 *	The Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.9 *	Employment Agreement by and between David D’Arcangelo and Registrant dated effective as of November 25, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.10 *	Non-Qualified Stock Option Agreement by and between David D’Arcangelo and Registrant dated effective as of December 2, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.11 *	The Advantage Marketing Systems, Inc. 2003 Stock Incentive Plan, incorporated by reference to Form S-8 Registration Statement (No. 333-109093), filed with the Commission on September 24, 2003.

10.12	Fulfillment Services Agreement with Vita Sales & Distribution Multi-Country, dated January 19, 2004, incorporated by reference to Form 10-K filed with the Commission on March 29, 2004.

10.13 *	Employment Agreement by and between John W. Hail and Registrant dated effective as of November 4, 2003, incorporated by reference to Form 10-K filed with the Commission on March 29, 2004.

10.14	Commercial Industrial Real Estate Purchase Contract dated August 12, 2004 by and between Registrant and Keltronics Corporation, incorporated by reference to Form 10-Q, filed with the commission on November 12, 2004.

10.15 *	Employment Agreement by and between David D’Arcangelo and Registrant dated effective as of November 25, 2004, filed herewith.

15	Letter of independent accountants as to unaudited interim financial information, filed herewith.

31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification by our Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of our Chief Financial Officer, filed herewith.

*	Designates a compensatory plan.