Form 10-Q
period 2005-06-30
AMS HEALTH SCIENCES INC
filed 2005-08-10
CIK 841866

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2005
or
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
Yes ☐ No ☑
On August 4, 2005, we had outstanding 7,464,563 shares of our common stock, $.0001 par value.

AMS HEALTH SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2005
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

PART I –FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$569,205	$588,909
Marketable securities, available for sale, at fair value	2,017,233	2,803,863
Receivables	52,781	236,318
Inventory	860,433	1,476,968
Other assets	104,740	50,739

Total current assets	3,604,392	5,156,797
RECEIVABLES	192,022	204,584
PROPERTY AND EQUIPMENT, net	3,393,723	3,862,111
COVENANTS NOT TO COMPETE and other intangibles, net	441,279	480,187
OTHER ASSETS	32,857	38,924

TOTAL	$7,664,273	$9,742,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$228,456	$326,784
Bank overdraft	—	395,936
Accrued commissions and bonuses	269,168	345,062
Accrued other expenses	382,351	587,173
Accrued sales tax liability	46,871	128,493
Capital lease obligations	76,261	111,430

Total current liabilities	1,003,107	1,894,878
LONG-TERM LIABILITIES:
Capital lease obligations	106,979	205,874
Deferred compensation	693,878	671,748
Lease abandonment liability	144,403	171,412

Total liabilities	1,948,367	2,943,912

COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY
Common stock — $.0001 par value; authorized 495,000,000 shares; issued 8,048,658 and 7,496,385 shares, outstanding 7,457,063 and 6,904,790 shares, respectively	805	750
Paid-in capital	21,404,141	20,331,852
Notes receivable for exercise of options	(31,000)	(31,000)
Accumulated deficit	(13,063,055)	(10,955,185)
Accumulated other comprehensive gain, net of tax	37,794	85,053

Total capital and accumulated deficit	8,348,685	9,431,470
Less cost of treasury stock (591,595 shares, common)	(2,632,779)	(2,632,779)

Total stockholders’ equity	5,715,906	6,798,691

TOTAL	$7,664,273	$9,742,603

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$3,528,319	$4,257,340	$7,549,077	$8,730,588

Cost of sales	2,392,676	3,526,988	5,934,808	6,350,616

Gross profit	1,135,643	730,352	1,614,269	2,379,972

Marketing and administrative expenses:
Marketing	322,357	264,240	634,478	489,461
Administrative	1,624,270	1,683,657	3,133,779	3,075,933

Total marketing and administrative expenses	1,946,627	1,947,897	3,768,257	3,565,394

Loss from operations	(810,984)	(1,217,545)	(2,153,988)	(1,185,422)

Other income (expense):

Interest and dividends, net	14,988	29,164	22,557	75,263

Other, net	4,094	(26,903)	24,925	(16,489)

Total other income (expense)	19,082	2,261	47,482	58,774

Loss before taxes	(791,902)	(1,215,284)	(2,106,506)	(1,126,648)

Income tax expense (benefit)	(22,456)	(272,910)	1,363	(238,342)

Net loss	$(769,446)	$(942,374)	$(2,107,869)	$(888,306)

Net loss per common share – basic	$(.11)	$(.14)	$(.30)	$(.13)

Net loss per common share – assuming dilution	$(.11)	$(.14)	$(.30)	$(.13)

Weighted average common shares outstanding – basic	7,187,171	6,770,556	7,088,773	6,628,247

Weighted average common shares outstanding - assuming dilution	7,187,171	6,770,556	7,088,773	6,628,247

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	June 30,	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,107,869)	$(888,306)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	402,768	438,064
(Gain)/Loss on sale of assets	(7,073)	17,516
Realized (gain)/loss on sale of marketable securities	(14,228)	10,536
Deferred taxes	1,361	(238,342)
Stock issued for services	—	14,000
Employee compensation recognized upon exercise of stock options	66,602	198,423
Changes in assets and liabilities which provided (used) cash:
Receivables	180,939	226,555
Inventory	616,535	(262,284)
Other assets	(41,870)	(233,929)
Accounts payable and accrued expenses	(460,663)	(63,002)
Lease abandonment liability	22,130	—
Deferred compensation	(27,009)	—

Net cash used in operating activities	(1,368,377)	(780,769)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(177,301)	(375,297)
Sales of property and equipment	282,836	315,898
Receipts (extensions) on notes receivable	15,160	(11,912)
Purchases of marketable securities, available for sale	(1,596,214)	(7,076,803)
Sales of marketable securities, available for sale	2,348,450	3,532,654

Net cash provided by (used in) investing activities	872,931	(3,615,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(395,936)	—
Proceeds from issuance of common stock	1,005,742	572,470
Proceeds from exercise of warrants	—	3,978,218
Payment of notes payable	—	(1,989,170)
Principal payment on capital lease obligations	(134,064)	(37,065)

Net cash provided by financing activities	475,742	2,524,453

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,704)	(1,871,776)
CASH AND CASH EQUIVALENTS, BEGINNING	588,909	2,309,281

CASH AND CASH EQUIVALENTS, ENDING	$569,205	$437,505

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss as reported	$(769,446)	$(942,374)	$(2,107,869)	$(888,306)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(213,574)	(316,736)	(232,637)	(557,253)

Proforma net loss	$(983,020)	$(1,259,110)	$(2,340,506)	$(1,445,559)

Net loss per common share as reported	$(.11)	$(.14)	$(.30)	$(.13)
Adjustment, net of tax	(.03)	(.05)	(.03)	(.09)

Proforma net loss per common share	$(.14)	$(.19)	$(.33)	$(.22)

Proforma net loss per common share — assuming dilution	$(.14)	$(.19)	$(.33)	$(.22)

Weighted average common shares outstanding	7,187,171	6,770,556	7,088,773	6,628,247

Weighted average common shares outstanding – assuming dilution	7,187,171	6,770,556	7,088,773	6,628,247

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: risk-free interest rates of 3.95 and 2.72 percent; no dividend yield or assumed forfeitures;

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)
an expected life of five years; and volatility of 62.2 and 82.1 percent. The pro forma amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year. In April 2003, the board of directors of the Company adopted the Advantage Marketing Systems, Inc. 2003 Stock Incentive Plan, which the shareholders approved at the 2003 annual meeting of shareholders. The Company issued shares under this Plan in the first and second quarters of 2005 and 2004.
     In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires entities to measure the fair value of equity share-based payments (stock compensation) at grant date, and recognize the fair value over the period during which an employee is required to provide services in exchange for the equity instrument as a component of the income statement. SFAS No. 123(R) for public companies is effective for the first fiscal year beginning after June 15, 2005. This would require the Company to adopt FAS 123(R) effective January 1, 2006. The Company has not evaluated the impact of adoption of SFAS No.123(R) on its financial statements, but adoption could have a material impact on financial position and results of operations.
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
     Net unrealized losses, net of tax, of approximately $8,000 and $47,000, including approximately $26,000 and $6,000 reclassified to earnings, were included in accumulated other comprehensive income for the three and six months ended June 30, 2005 and net unrealized gains, net of tax, of approximately $4,000 and $30,000 were included in accumulated other comprehensive income for the three and six months ended June 30, 2004. Total comprehensive loss for the three and six months ended June 30, 2005 was approximately $781,000 and $2,159,000, and total comprehensive loss for the three and six months ended June 30, 2004 was approximately $939,000 and $858,000.
4.	LOSS PER SHARE
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
     The following is a reconciliation of the common shares used in the calculations of loss per common share – basic and loss per common share – assuming dilution:

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Weighted average common shares outstanding:
For the three months ended June 30, 2005:
Loss per common share:
Loss available to common stockholders	$(769,446)	7,187,171	$(.11)

Loss per common share – assuming dilution:

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Options	—	—

Loss available to common stockholders plus assumed conversions	$(769,446)	7,187,171	$(.11)

For the three months ended June 30, 2004:
Loss per common share:
Loss available to common stockholders	$(942,374)	6,770,556	$(.14)

Loss per common share – assuming dilution:
Options	—	—

Loss available to common stockholders plus assumed conversions	$(942,374)	6,770,556	$(.14)

For the six months ended June 30, 2005:
Loss per common share:	$(2,107,869)	7,088,773	$(.30)

Loss available to common stockholders
Loss per common share – assuming dilution:
Options	—	—

Loss available to common stockholders plus assumed conversions	$(2,107,869)	7,088,773	$(.30)

For the six months ended June 30, 2004:
Loss per common share:
Loss available to common stockholders	$(888,306)	6,628,247	$(.13)

Loss per common share – assuming dilution:
Options	—	—

Loss available to common stockholders plus assumed conversions	$(888,306)	6,628,247	$(.13)

     Options to purchase 2,044,315 shares of common stock at exercise prices ranging from $1.30 to $6.00 per share were outstanding for the three and six months ended June 30, 2005, but were not included in the computation of loss per common share – assuming dilution for the three or six months ended because there was a net loss for the periods then ended.
     Options to purchase 2,533,394 shares of common stock at exercise prices ranging from $1.30 to $6.13 per share were outstanding for the three and six months ended June 30, 2004, but were not included in the computation of loss per common share – assuming dilution for the three or six months ended because there was a net loss for the periods then ended.
5.	DEFERRED TAXES
     On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Valuation allowances have been established for certain operating loss and credit carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices and costs. The outlook for determination of this allowance is calculated on the Company’s historical taxable income, its expectations for the future based on a rolling twelve quarters, and available tax-planning strategies. Based on this determination, management does not expect that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as offsets to the tax consequences of future taxable income. As such, a valuation allowance was provided for the entire deferred tax asset of approximately $4,700,000 at June 30, 2005. The Company’s effective tax rate differs from its statutory tax rate for 2005 due to the tax valuation

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)
allowance. The Company has net operating loss carryforwards of approximately $9,200,000 available to reduce future taxable income, which will begin to expire in 2021.
6.	COMMITMENTS AND CONTINGENCIES
Recent Regulatory Developments - As a marketer of products that are ingested by consumers, the Company is subject to the risk that one or more of the ingredients in its products may become the subject of adverse regulatory action. For example, one of the ingredients in the Company’s prior AM-300 product was ephedra, an herb that contains naturally-occurring ephedrine alkaloids. The Company’s manufacturer used a powdered extract of that herb when manufacturing AM-300. The Company marketed AM-300, principally as an aid in weight management. The extract was an 8% extract, which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids.
     On February 11, 2004, the FDA issued and published in the Federal Register its final rule on ephedrine-containing supplements, stating that since an “unreasonable risk” had been determined—under a risk/benefit analysis (previously applied only to drugs)—such supplements would be considered “adulterated” under the Federal Food, Drug and Cosmetic Act, or FFDCA, and thus may not be sold. In essence, this final rule (or regulation) imposed a national ban on ephedrine supplements.
     The effective date of this regulation was April 12, 2004. The Company complied with the new regulation and ceased all sales and advertisement of AM-300 and any other ephedra-containing supplement as of April 12, 2004. Two supplement companies challenged the FDA, in the Utah trial courts, alleging that the Agency had not shown an unreasonable risk for “low dose” (10 mg amounts) ephedra. When the plaintiffs prevailed, low dose ephedra supplements became legal in Utah; the FDA is appealing. The Company did not formulate or market a 10 mg ephedra supplement, and does not plan to do so, regardless of the ultimate outcome of this litigation. For the future, the FDA and also Congress have indicated that they will consider whether alternatives to ephedra, other weight loss and energy stimulants (such as bitter orange) carry a similar unreasonable risk. These proposals to limit stimulant ingredients, if finalized, may necessitate reformulations of some of the Company’s weight loss products.
     Also, in the aftermath of the ephedra ban, on April 22, 2004, in comments before a scientific meeting, then acting FDA Commissioner, Lester Crawford (now the confirmed Commissioner), outlined what an FDA press release termed a “science-based plan for dietary supplement enforcement.” This press release went on to say that the agency “would soon provide further details about its plan to ensure that the consumer protection provisions of the Dietary Supplement Health and Education Act of 1994, or DSHEA, are used effectively and appropriately.” Referring to its recent rulemaking on ephedra, the FDA also stated that it “expects to evaluate the available pharmacology, published literature ..., evidence-based reviews, and adverse event information” of “individual dietary supplements.”
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

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)
     Anti-DSHEA Proposed Legislation. Finally, as the press, the FDA, and members of Congress and of the supplement industry had all predicted, the very issuance of the final rule on ephedra has caused Congress to rethink DSHEA, specifically as to how safety in supplements may be ensured, and also as to whether specific categories of dietary ingredients should not be permitted at all. In particular, there is growing sentiment (including from one herbal trade association) to make Adverse Event Reporting (AERs) mandatory for all manufacturers and marketers of dietary supplements. This would allow the FDA to take action more quickly than it did on ephedra, when a harmful herb or other ingredient is suspected. Currently, collection and reporting of AERs are not required of supplement manufacturers or marketers.
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
     H.R. 3377: Beginning on October 28, 2003, Senator McCain chaired Senate Hearings on whether DSHEA adequately protects consumers. Also on October 28, Rep. Susan Davis and Rep. Henry Waxman introduced The Dietary Supplement Access and Awareness Act, H.R. 3377, purporting to be about safety and access for consumers to supplements, but actually recommending severe restrictions and dramatic redefinitions of what constitutes a dietary supplement. This bill would impose several requirements for supplements, including unprecedented FDA pre-approval, as well as strict AER reporting, and excludes only vitamins and minerals from such new requirements. Like S. 722, this bill would reverse the safety burden of proof in Section 4 of DSHEA (one of the industry’s victories in 1994), and instead require the manufacturer to demonstrate safety, rather than the burden being on the FDA to show “imminent hazard” or “unreasonable risk.”
     H.R. 3156: Apparently in reaction to the Utah ephedra case, a new bill was introduced on June 30, 2005 that would codify the FDA’s risk/benefit analysis for the safety of supplements (as used for the ephedra ban), but without regard to the amount of the ingredient. Called the Dietary Supplement Access and Awareness Act, this bill was introduced by Rep. Susan Davis of California, a known skeptic as to the benefits of supplements. Industry analysts rate the chances of passage of this new proposed amendment to DSHEA as unlikely.
     With the help of the Company’s regulatory attorney, the Company will continue to monitor these anti-DSHEA bills, and determine if any of them become a serious threat to its business. In addition, the two major trade associations of the dietary supplement industry—the American Herbal Products Association, or AHPA, and the National Natural Foods Association, or NNFA—have both been actively lobbying against any bills that would require or lead to unreasonable restraints on the manufacture and marketing of dietary supplements.
     International Developments. In the past quarter, there have been two major regulatory developments from non-U.S. bodies as to supplements. On July 4, 2005, the 85 countries of the international organization Codex Alimentarius (whose mission is to harmonize various food codes or laws) unanimously adopted standards for the international regulation of vitamins and minerals. These new Codex supplement standards specify that maximum safe levels for vitamins and minerals used in

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)
supplements be established through scientific evaluation of risk assessment, rather than via recommended dietary allowances (as in the U.S. currently).
     On July 12, 2005, the European Chief Judge validated the EU Directive on Food Supplements, which has been developed by the European Union over the past few years. Not applying to herbal and other forms of supplements, this Directive approves a “positive list” of 160 vitamins and minerals. Effective August 1, only these vitamins and minerals may be used in “food supplements” in EU countries. These two actions above are not binding in the U.S., and do not apply to supplements sold overseas via the Internet. Thus, currently, regulation of supplements is much less restrictive in the U.S. than in the EU.
     While the Company does not expect that these two non-U.S. directives will directly undermine DSHEA, some industry analysts are predicting that pharmaceutical companies or other groups could use these legal actions as leverage to lobby for tighter regulation of supplements in the U.S., perhaps toward harmonizing with other countries. The Company’s regulatory counsel will be monitoring the effects and impacts of these international regulatory developments and will keep AMS apprised of any challenges to current U.S. law.
     Manufacturing. Pursuant to current law, dietary supplements are manufactured using food GMPs, which stands for good manufacturing practices. DSHEA empowered the FDA to issue specialized GMPs for dietary supplements, but several years passed before the FDA took the next step in the rule-making process. On March 13, 2003, the FDA published a proposed rule in the Federal Register which proposes comprehensive GMPs. The FDA accepted public comments on the proposed GMPs until June 11, 2003; final GMPs for supplements will be promulgated after the FDA has reviewed the public comments. Once final GMP regulations become effective, the Company’s manufacturer will be required to adhere to them. The FDA will most likely institute an effective date for the GMPs, which will allow the Company’s manufacturer a reasonable amount of time to conduct this review and, if necessary, revise its manufacturing operations to comply with the final GMP regulations. Typically, the effective date for new manufacturing and labeling regulations is 12 months after the promulgation of the Final Rule or new regulation. As of July 26, 2005, the FDA had not yet published this Final Rule (binding regulation) on GMPs.
     Advertising and Website. The FDA considers website promotional content to constitute “labeling,” and thus the AMS website must not contain disease claims or drug claims, but only permissible structure/function claims. The FTC governs the advertising of dietary supplements, in any medium or vehicle—print ads, radio spots, infomercials, etc.-including Internet ads and websites. The fundamental FTC rule is that all material advertising claims, whether express (direct) or implied, must be substantiated by reliable and competent scientific evidence. Because the Company’s website must comply with both FDA and FTC regulations, the Company routinely asks its regulatory compliance counsel to review certain web pages, especially the content of new product promotions. When necessary, the Company’s regulatory counsel also reviews the scientific substantiation for particular claims (again, especially for newer products such as Prime One, an anti-stress and weight loss product) to determine if it is sufficient, and also that there are no disease claims present, the main FDA issue.
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
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)
prepared by the Company’s Chief Financial Officer (CFO) and its regulatory counsel, and signed by the CFO.
     Product Liability - The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company maintains a claims made policy, with limited liability insurance coverage. The limits of this coverage are $1,000,000 per occurrence and $2,000,000 in the aggregate. Products containing ephedra, which represented approximately 19.2% of the Company’s net revenue for the first six months of 2004, were not covered by the Company’s product liability insurance. The Company generally does not obtain contractual indemnification from parties manufacturing its products. However, all of the manufacturers of the Company’s products carry product liability insurance, which covers the Company’s products. Such product claims against the Company could result in material losses to the Company.
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
     Employment Agreement - In November 2004, the Company entered into a written employment agreement with David J. D’Arcangelo, the Company’s President. The contract was for a one-year term, commencing November 25, 2004, to be reviewed annually unless either party elected not to renew. The contract called for a base salary of $230,000 per year. The employment agreement also contained provisions for graduated severance payments of up to 12 months of base pay, based on length of employment, if the Company terminates Mr. D’Arcangelo without cause, disability payments, and a non-competition agreement preventing Mr. D’Arcangelo from engaging in a business deemed similar to the Company’s for a period of one year from the cessation of his employment. On May 10, Mr. D’Arcangelo resigned as President of the Company.
7.	DEFERRED COMPENSATION
     On November 4, 2003 the Company entered into a written employment agreement with John W. Hail, Chief Executive Officer, or the Executive. The contract is for an initial two-year term, commencing November 4, 2003, and may be extended for up to five successive one-year terms if the Company and the Executive agree in writing. The contract calls for a base salary of $249,600 per year, a monthly variable salary equal to one percent (1%) of the Company’s gross revenues, and a discretionary year-end bonus determined by a majority vote of the Board of Directors. In April 2005, Mr. Hail waived his variable salary as part of the expense reductions implemented by the Company. The agreement also contains provisions for graduated severance payments if the Company terminates the Executive without cause. In addition, if the employment period is extended beyond November 11, 2005, the monthly variable salary will cease and be replaced by a fixed supplemental payment to the Executive, which will be in a gross amount necessary to cover all federal, state and local taxes and all employment taxes, and pay a net amount of $7,000 per month. At June 30, 2005, the discounted value of those fixed supplemental payments was approximately $694,000. The Company accrues this expense in administrative expense.
8.	LEASE ABANDONMENT
     In January 2004, the Company commenced a relocation of its corporate headquarters from 2601 NW Expressway (the Oil Center), Oklahoma City, Oklahoma to its warehouse and distribution facility. A

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)
portion of the Oil Center was maintained for storage, a portion was maintained for possible relocation of Company personnel due to expansion of the business and a portion was subleased to a third party under a short-term lease. In September 2004, the Company purchased an existing building adjacent to its corporate headquarters to be used for additional office, warehouse and storage space. Company management believes the purchased building is sufficient to meet expansion needs, and as such, abandoned the Oil Center location. In determining lease abandonment, management assumed the continuation of the existing sublease at the current rate. In addition, a discount rate of 6.5% was used to calculate the present value of current lease payments less sublease revenue. At June 30, 2005, the lease abandonment accrual was approximately $222,000.
9.	CHANGES IN STOCKHOLDERS’ EQUITY
     The following table sets forth changes in stockholders’ equity between December 31, 2004 and June 30, 2005:

	June 30, 2005	December 31, 2004
Common Stock	$805	$750
Paid in Capital	21,404,141	20,331,852
     Common stock increased $55, or 7.3% to $805 at June 30, 2005 from $750 at December 31, 2004, due to the exercise of approximately 552,000 stock options.
Paid in capital increased $1,072,289, or 5.3% to $21,404,141 at June 30, 2005 from $20,331,852 at December 31, 2004. The increase in paid in capital was due to the exercise of stock options.
******

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
AMS Health Sciences, Inc. and Subsidiaries
     We have reviewed the accompanying consolidated balance sheet of AMS Health Sciences, Inc. and Subsidiaries as of June 30, 2005, and the related consolidated statements of operations for the three and six months ended June 30, 2005, and the consolidated statement of cash flows for six months ended June 30, 2005. These financial statements are the responsibility of the Company’s management.
     We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
     Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements, as of and for the period ended June 30, 2005, for them to be in conformity with accounting principles generally accepted in the United States of America.
/S/ COLE & REED P.C.
Oklahoma City, Oklahoma
August 4, 2005

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
     Critical Accounting Policies. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.
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
     We recognize revenue upon shipment of products, training aids and promotional material to our independent associates. All of our customers pay for sales in advance of shipment. As such, we have no trade receivables. We used to make loans to associates, which were repayable in five years or less, and which were secured by commissions controlled by us. Associate loans are no longer allowed. Interest rates on loans were typically two percent or more above the Prime rate and were fixed. All loans were secured by guaranteed payment sources that were within our control. As such, there was no need for an allowance for doubtful accounts. We were still collecting on prior associate loans as of June 30, 2005 in the total amount of approximately $222,000.
     We use an asset and liability approach to account for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. A valuation allowance is established if, in management’s opinion, it is more likely than not that some portion of the deferred tax asset will not be realized. All evidence, both positive and negative, is considered to determine whether a valuation allowance is needed for some or all of a deferred tax asset. Judgment must be used in considering the relative impact of negative and positive evidence. The more negative evidence that exists, (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed. Based on the above factors and management’s evaluation at December 31, 2004, we determined that a valuation allowance should be established for the entire deferred tax asset, and such valuation allowance was established at that time. At June 30, 2005, our deferred tax asset was approximately $4,700,000.

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
Results of Operations
     The following table sets forth, as a percentage of our net sales, selected results of operations for the three and six months ended June 30, 2005 and 2004. The selected results of operations are derived from our unaudited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2005		2004		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$3,528,319	100.0%	$4,257,340	100.0%	$7,549,077	100.0%	$8,730,588	100.0%

Cost of sales:
Commissions and bonuses	1,317,561	37.3	2,022,434	47.5	3,376,188	44.7	3,794,290	43.5
Cost of products	735,784	20.9	1,060,404	24.9	1,712,852	22.7	1,773,433	20.3
Cost of shipping	339,331	9.6	444,150	10.4	845,768	11.2	782,893	9.0

Total cost of sales	2,392,676	67.8	3,526,988	82.8	5,934,808	78.6	6,350,616	72.8

Gross profit	1,135,643	32.2	730,352	17.2	1,614,269	21.4	2,379,972	27.2
Marketing and administrative expenses:
Marketing	322,357	9.1	264,240	6.2	634,478	8.4	489,461	5.6
Administrative	1,624,270	46.0	1,683,657	39.6	3,133,779	41.5	3,075,933	35.2

Total marketing, and administrative expenses	1,946,627	55.1	1,947,897	45.8	3,768,257	49.9	3,565,394	40.8

Loss from operations	(810,984)	(22.9)	(1,217,545)	(28.6)	(2,153,988)	(28.5)	(1,185,422)	(13.6)
Other income (expense):
Interest, net	14,988	0.4	29,164	0.7	22,557	0.3	75,263	0.9
Other, net	4,094	0.1	(26,903)	(0.6)	24,925	0.3	(16,489)	(0.2)

Total other income (expense)	19,082	0.5	2,261	0.1	47,482	0.6	58,774	0.7

Loss before taxes	(791,902)	(22.4)	(1,215,284)	(28.5)	(2,106,506)	(27.9)	(1,126,648)	(12.9)
Tax benefit	(22,456)	(0.6)	(272,910)	(6.4)	1,363	0.0	(238,342)	(2.7)

Net loss	$(769,446)	(21.8)%	$(942,374)	(22.1)%	$(2,107,869)	(27.9)%	$(888,306)	(10.2)%

Comparison of the Three Months ended June 30, 2005 and 2004
     Our net sales during the three months ended June 30, 2005 decreased by $729,021, or 17.1%, to $3,528,319 from $4,257,340 during the three months ended June 30, 2004. We have historically earned a material portion of our revenues from our AM-300 product, which contains ephedra. Effective April 12, 2004, the FDA banned the use of ephedra in nutritional supplements. Sales of our AM-300 product totaled approximately $287,000 in the second quarter of 2004. Over the last several years, through strategic acquisitions, product redevelopment and refocus of weight loss products, we have built a multi-product peak performance, weight loss and nutritional product line that is predominately non-ephedra. We have seen positive results in converting our AM-300 customers to AM-300 Ephedra Free or other weight loss products. A majority of the customers have chosen one or more of our other performance-based weight loss and nutritional products.
     On April 5, 2005, we announced that we were transitioning the free trial program from a highly capital intensive program, to a program that is profitable on a per transaction basis. Transitioning the free trial sign up momentum with a refined free product program will deliver reduced enrollment expense and higher monthly product autoship retention. In connection with this, on April 20, 2005, we announced the implementation of expense reductions designed to better align expenses with revenue. We expect these changes to result in an approximate 20% reduction in cost of sales and operating expenses.
     Our cost of sales during the three months ended June 30, 2005 decreased by $1,134,312, or 32.2%, to $2,392,676 from $3,526,988 during the same period in 2004. Total cost of sales, as a percentage of net sales, decreased to 67.8% during the three months ended June 30, 2005 from 82.8% during the same period in 2004. The decrease in cost of sales was attributable to:
•	A decrease of $704,873 in commissions and bonuses due to cessation of our free trial program;

•	A decrease of $324,620 in the cost of products sold due to cessation of our free trial program; and

•	A decrease of $104,819 in shipping costs primarily due to cessation of our free trial program.
     The factors discussed above resulted in an increase in gross profit of $405,291, or 55.5%, to $1,135,643 for the three months ended June 30, 2005 from $730,352 for the same period in 2004.
     Marketing expenses increased $58,117, or 22.0%, to $322,357 during the three months ended June 30, 2005, from $264,240 during the same period in 2004. The increase in expense was primarily attributable to:
•	An increase in employee costs of approximately $50,000; and

•	An increase in promotion expenses of approximately $16,000;
The increase in marketing expenses was partially offset by:
•	A decrease in travel costs of approximately $7,000 related to less outside travel of executives and our nutrition expert;

•	A decrease in general marketing expenses such as postage, and office supplies of approximately $4,000.
     Administrative expense decreased $59,387, or 3.5%, to $1,624,270 for the three months ended June 30, 2005 compared to $1,683,657 for the three months ended June 30, 2004. The decrease in expense was primarily attributable to:
•	A decrease in employee costs of approximately $58,000 due primarily to expense reductions in the second quarter;

•	A decrease in legal expense of approximately $20,000 related to ephedra lawsuits in the prior year;

•	A decrease in rent expense of approximately $19,000 related to our abandoned corporate office lease;

•	A decrease in vehicle expense of approximately $16,000; and

•	A decrease in depreciation expense of approximately $13,000 related to the sale of assets.
The decrease in administrative expenses was partially offset by:
•	An increase in shareholder relations of approximately $22,000 related to the engagement of an investment firm;

•	An increase in utilities expense of approximately $36,000 related to the settlement of a disputed telephone bill; and

•	An increase in general administrative expenses such as postage and office supplies of approximately $8,000.

     The marketing and administrative expenses as a percentage of net sales increased to 55.1% during the three months ended June 30, 2005 from 45.8% during the same period in 2004. Management expects marketing and administrative expenses to continue to decrease from the current dollar level based on expense reductions implemented.
     Our net other income (reduced by other expense) increased by $16,821 to net other income of $19,082 at June 30, 2005, from net other income of $2,261 during the same period in 2004, primarily due to an increase in the gain on the sale of assets of approximately $33,000, partially offset by a decrease of approximately $16,000 related to income on our marketable securities.
     Our loss before taxes decreased $423,382 to a loss of $791,902 for the three months ended June 30, 2005, compared to a loss of $1,215,284 during the same period in 2004. Loss before taxes as a percentage of net sales was (22.4)% and (28.5)% for the three months ended June 30, 2005 and 2004, respectively. Income tax benefit for the three months ended June 30, 2005 and 2004 was $22,456 and $272,910. Our net loss decreased $172,928 to $769,446 for the three months ended June 30, 2005, from $942,374 for the same period in 2004. This decrease was attributable to:
•	The increase in gross profit to $1,135,643 during 2005 from $730,352 during 2004;

•	The decrease in marketing and administrative expense to $1,946,627 during 2005 from $1,947,897 during 2004; and

•	The increase in net other income to $19,082 during 2005 from $2,261 during 2004.
Net loss as a percentage of net sales decreased to (21.8%) for the three months ended June 30, 2005, from (22.1%) during the same period in 2004, due to the factors discussed above.
Comparison of the Six Months ended June 30, 2005 and 2004
     Our net sales during the six months ended June 30, 2005 decreased by $1,181,511, or 13.5%, to $7,549,077 from $8,730,588 during the six months ended June 30, 2004. We have historically earned a material portion of our revenues from our AM-300 product, which contains ephedra. Effective April 12, 2004, the FDA banned the use of ephedra in nutritional supplements. Sales of our AM-300 product totaled approximately $1,700,000 in the first six months of 2004. Over the last several years, through strategic acquisitions, product redevelopment and refocus of weight loss products, we have built a multi-product peak performance, weight loss and nutritional product line that is predominately non-ephedra. We have seen positive results in converting our AM-300 customers to AM-300 Ephedra Free or other weight loss products. A majority of the customers have chosen one or more of our other performance-based weight loss and nutritional products.
     On April 5, 2005, we announced that we were transitioning the free trial program from a highly capital intensive program, to a program that is profitable on a per transaction basis. Transitioning the free trial sign up momentum with a refined free product program will deliver reduced enrollment expense and higher monthly product autoship retention. In connection with this, on April 20, 2005, we announced the implementation of expense reductions designed to better align expenses with revenue. These changes are expected to result in an approximate 20% reduction in cost of sales and operating expenses.
     Our cost of sales during the six months ended June 30, 2005 decreased by $415,808, or 6.5%, to $5,934,808 from $6,350,616 during the same period in 2004. Total cost of sales, as a percentage of net sales, increased to 78.6% during the six months ended June 30, 2005, from 72.8% during the same period in 2004. The decrease in cost of sales dollars was attributed to:
•	A decrease of $418,102 in associate commissions and bonuses due to cessation of our free trial program;

•	A decrease of $60,581 in the cost of products sold due to cessation of our free trial program; and

•	An increase of $62,875 in shipping costs.

     The factors discussed above resulted in a decrease in gross profit of $765,703, or 32.2%, to $1,614,269 for the six months ended June 30, 2005 from $2,379,972 for the same period in 2004.
     Marketing expense increased $145,017, or 29.6%, to $634,478 during the six months ended June 30, 2005, from $489,461 during the same period in 2004. The increase in expense was primarily attributable to:
•	An increase in employee costs of approximately $131,000;

•	An increase in promotion expenses of approximately $19,000; and

•	An increase in professional services of approximately $13,000.
This increase in marketing expense was partially offset by:
•	A decrease in vehicle expense of approximately $14,000 due to the sale of our boats; and

•	A decrease in general marketing expenses such as postage, office supplies and utilities of approximately $6,000.
     Administrative expense increased $57,846, or 1.9%, to $3,133,779 for the six months ended June 30, 2005 compared to $3,075,933 for the six months ended June 30, 2004. The increase in expense was primarily attributable to:
•	An increase in employee costs of approximately $40,000;

•	An increase in shareholder relation expense of approximately $18,000 related to the engagement of an investment firm; and

•	An increase in professional services of approximately $66,000 related primarily to contract employees and consulting.
This increase in administrative expense was partially offset by:
•	A decrease in depreciation of approximately $48,000 resulting from the sale of our boats; and

•	A decrease in general administrative expenses such as postage and supplies of approximately $24,000.
     The marketing and administrative expenses as a percentage of net sales increased to 49.9% during the six months ended June 30, 2005 from 40.8% during the same period in 2004. Management expects marketing and administrative expenses to continue to decrease from the current dollar level based on expense reductions implemented.
     Our net other income (reduced by other expense) decreased by $11,292 to net other income of $47,482 for the six months ended June 30, 2005, from net other income of $58,774 during the same period in 2004, primarily due to a decrease in interest expense, related to adjustment of our capital leases.
     Our loss before taxes increased $979,858 to a loss of $2,106,506 for the six months ended June 30, 2005, compared to a loss of $1,126,648 during the same period in 2004. Loss before taxes as a percentage of net sales was (27.9%) and (12.9%) for the six months ended June 30, 2005 and 2004, respectively. Income tax expense (benefit) for the six months ended June 30, 2005 and 2004 was $1,363 and ($238,342). Our net loss increased $1,219,563 to $2,107,869 for the six months ended June 30, 2005, from $888,306 for the same period in 2004. This increase was attributable to:
•	The decrease in gross profit to $1,614,269 during 2005 from $2,379,972 during 2004;

•	The increase in marketing and administrative expense to $3,768,257 during 2005 from $3,565,394 during 2004; and

•	The decrease in net other income to $47,482 during 2005 from $58,774 during 2004.

Seasonality
     No pattern of seasonal fluctuations exists due to the patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.
Recently Issued Accounting Standards
     In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires entities to measure the fair value of equity share-based payments (stock compensation) at grant date, and recognize the fair value over the period during which an employee is required to provide services in exchange for the equity instrument as a component of the income statement. SFAS No. 123(R) for public companies is effective for the first fiscal year beginning after June 15, 2005. This would require the Company to adopt FAS 123(R) effective January 1, 2006. The Company has not evaluated the impact of adoption of SFAS No.123(R) on its financial statements, but adoption could have a material impact on financial position and results of operations.
Liquidity and Capital Resources
     Our primary source of liquidity has been cash provided by sales of our common stock, marketable securities and our operating activities. At June 30, 2005, we had working capital of $2,601,285, compared to $3,261,919 at December 31, 2004. Our working capital needs over the next 12 months consist primarily of marketing and administrative expenses, and will be provided by our operating activities, existing cash and cash equivalents and sales of marketable securities. During the six months ended June 30, 2005, net cash used in operating activities was $1,368,377, net cash provided by investing activities was $872,931 and net cash provided by financing activities was $475,742. This represented a net decrease in cash during the period of $19,704.
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

     The following table lists our investments at June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
		Fair		Fair
	Cost	Value	Cost	Value
Cash equivalents	$80,828	$80,828	$31,358	$31,358
Certificates of deposit	100,000	100,000	—	—
Corporate bonds	194,512	188,555	194,513	192,062
Fixed-income mutual funds	634,230	624,292	1,187,352	1,172,074
Equity mutual funds	921,767	1,023,558	1,258,567	1,408,369

	$1,931,337	$2,017,233	$2,671,790	$2,803,863

     Fair value of the cash equivalents, certificates of deposit, corporate bonds and fixed-income marketable securities decreased $401,819 during the six months ended June 30, 2005 to $993,675 from $1,395,494 at December 31, 2004. This decrease was primarily due to the sale of fixed-income securities.
     Equity Market Risks. We currently maintain an investment portfolio of equity securities. All securities are available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders’ equity. We do not engage in hedging our equity portfolio or otherwise purchase derivative securities. Because of the quality of our portfolio and liquid nature of our equity investments, we do not consider the market risk related to these investments to be material. Fair value of our equity investments decreased $384,811 during the six months ended June 30, 2005 to $1,023,558 from $1,408,369 at December 31, 2004, primarily due to the sale of mutual fund equity investments.
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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
In November 2004, we were sued in Jones v. Metabolife International, Inc. and Advantage Martketing Systems, Inc., in the District Court of Oklahoma County, Oklahoma. An answer has been filed. The plaintiff alleges that she took products containing ephedra, which were manufactured by the defendants, and was injured as a result. She seeks actual and punitive damages in excess of $10,000. Written discovery and responses have been exchanged and several depositions have been taken. No trial date is set. Plaintiff recently voluntarily dismissed Metabolife without prejudice to refiling her claim against Metabolife. We have denied any wrongdoing and intend to vigorously defend the case. This case was dismissed with prejudice in June 2004.
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
     None

Item 3. DEFAULTS UPON SENIOR SECURITIES
     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

Item 5. OTHER INFORMATION
     None

Item 6. EXHIBITS
3.1	The Registrant’s Certificate of Incorporation, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

3.2	The Registrant’s Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

10.1	Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated as of January 16, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 2 to Form 8-A Registration Statement, filed with the Commission on January 13, 1998.

10.2	Unit and Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated as of November 6, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 1 to Form 8-A Registration Statement, filed with the Commission on January 15, 1998.

10.3	Purchase and Assignment Agreement by and among Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., GHI Holdings, Inc., LifeScience Technologies, Inc. and RMS Limited Partnership, dated as of January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.4	Promissory Note dated January 3, 2001, to RMS Limited Partnership by Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., LifeScience Technologies Holdings Limited Partnership, LifeScience Technologies Holdings, Inc., LifeScience Technologies of Japan and LST Fulfillment Limited Partnership, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.5	Stock Option Agreement of Advantage Marketing Systems dated January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.6	Joint Marketing Agreement with PrimeBuy Network.com, Inc., dated August 30, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

10.7	Promissory Note executed by PrimeBuy Network.com, Inc., dated August 2, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

10.8 *	The Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.9 *	Employment Agreement by and between David D’Arcangelo and Registrant dated effective as of November 25, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.10 *	Non-Qualified Stock Option Agreement by and between David D’Arcangelo and Registrant dated effective as of December 2, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.11 *	The Advantage Marketing Systems, Inc. 2003 Stock Incentive Plan, incorporated by reference to Form S-8 Registration Statement (No. 333-109093), filed with the Commission on September 24, 2003.

10.12	Fulfillment Services Agreement with Vita Sales & Distribution Multi-Country, dated January 19, 2004, incorporated by reference to Form 10-K filed with the Commission on March 29, 2004.

10.13 *	Employment Agreement by and between John W. Hail and Registrant dated effective as of November 4, 2003, incorporated by reference to Form 10-K filed with the Commission on March 29, 2004.

10.14	Commercial Industrial Real Estate Purchase Contract dated August 12, 2004 by and between Registrant and Keltronics Corporation, incorporated by reference to Form 10-Q, filed with the commission on November 12, 2004.

10.15 *	Employment Agreement by and between David D’Arcangelo and Registrant dated effective as of November 25, 2004, incorporated by reference to Form 10-Q,filed with the commission on May 5, 2005.

15	Letter of independent accountants as to unaudited interim financial information, filed herewith.

31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification by our Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of our Chief Financial Officer, filed herewith.

*	Designates a compensatory plan.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
AMS HEALTH SCIENCES, INC.

Dated: August 9, 2005	By:	/s/ REGGIE B. COOK

Reggie B. Cook, Vice President and
Chief Financial Officer
(Duly Authorized Officer of
Registrant and Principal Financial Officer)

Index of Exhibits

3.1	The Registrant’s Certificate of Incorporation, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

3.2	The Registrant’s Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

10.1	Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated as of January 16, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 2 to Form 8-A Registration Statement, filed with the Commission on January 13, 1998.

10.2	Unit and Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated as of November 6, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 1 to Form 8-A Registration Statement, filed with the Commission on January 15, 1998.

10.3	Purchase and Assignment Agreement by and among Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., GHI Holdings, Inc., LifeScience Technologies, Inc. and RMS Limited Partnership, dated as of January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.4	Promissory Note dated January 3, 2001, to RMS Limited Partnership by Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., LifeScience Technologies Holdings Limited Partnership, LifeScience Technologies Holdings, Inc., LifeScience Technologies of Japan and LST Fulfillment Limited Partnership, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.5	Stock Option Agreement of Advantage Marketing Systems dated January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.6	Joint Marketing Agreement with PrimeBuy Network.com, Inc., dated August 30, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

10.7	Promissory Note executed by PrimeBuy Network.com, Inc., dated August 2, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

10.8 *	The Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.9 *	Employment Agreement by and between David D’Arcangelo and Registrant dated effective as of November 25, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.10 *	Non-Qualified Stock Option Agreement by and between David D’Arcangelo and Registrant dated effective as of December 2, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.11 *	The Advantage Marketing Systems, Inc. 2003 Stock Incentive Plan, incorporated by reference to Form S-8 Registration Statement (No. 333-109093), filed with the Commission on September 24, 2003.

10.12	Fulfillment Services Agreement with Vita Sales & Distribution Multi-Country, dated January 19, 2004, incorporated by reference to Form 10-K filed with the Commission on March 29, 2004.

10.13 *	Employment Agreement by and between John W. Hail and Registrant dated effective as of November 4, 2003, incorporated by reference to Form 10-K filed with the Commission on March 29, 2004.

10.14	Commercial Industrial Real Estate Purchase Contract dated August 12, 2004 by and between Registrant and Keltronics Corporation, incorporated by reference to Form 10-Q, filed with the commission on November 12, 2004.

10.15 *	Employment Agreement by and between David D’Arcangelo and Registrant dated effective as of November 25, 2004, incorporated by reference to Form 10-Q,filed with the commission on May 5, 2005.

15	Letter of independent accountants as to unaudited interim financial information, filed herewith.

31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification by our Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of our Chief Financial Officer, filed herewith.

*	Designates a compensatory plan.