Form 10-Q
period 2005-09-30
AMS HEALTH SCIENCES INC
filed 2005-11-17
CIK 841866

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☑
On November 15, 2005, we had outstanding 7,753,208 shares of our common stock, $.0001 par value.

AMS HEALTH SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
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

PART I –FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$202,715	$588,909
Marketable securities, available for sale, at fair value	1,172,013	2,803,863
Receivables	341,110	236,318
Inventory	1,381,575	1,476,968
Other assets	75,783	50,739

Total current assets	3,173,196	5,156,797
RECEIVABLES	190,641	204,584
PROPERTY AND EQUIPMENT, net	4,664,902	3,862,111
COVENANTS NOT TO COMPETE and other intangibles, net	421,825	480,187
OTHER ASSETS	29,826	38,924

TOTAL	$8,480,390	$9,742,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$666,668	$326,784
Bank overdraft	—	395,936
Accrued commissions and bonuses	291,272	345,062
Accrued other expenses	609,376	587,173
Accrued sales tax liability	37,292	128,493
Capital lease obligations	76,650	111,430

Total current liabilities	1,681,258	1,894,878
LONG-TERM LIABILITIES:
Notes payable	2,133,094	—
Capital lease obligations	95,745	205,874
Deferred compensation	705,214	671,748
Lease abandonment liability	127,619	171,412

Total liabilities	4,742,930	2,943,912

COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS’ EQUITY
Common stock — $.0001 par value; authorized 495,000,000 shares; issued 8,344,803 and 7,496,385 shares, outstanding 7,753,208 and 6,904,790 shares, respectively	835	750
Paid-in capital	21,863,121	20,331,852
Notes receivable for exercise of options	(31,000)	(31,000)
Accumulated deficit	(15,529,979)	(10,955,185)
Accumulated other comprehensive gain, net of tax	67,262	85,053

Total capital and accumulated deficit	6,370,239	9,431,470
Less cost of treasury stock (591,595 shares, common)	(2,632,779)	(2,632,779)

Total stockholders’ equity	3,737,460	6,798,691

TOTAL	$8,480,390	$9,742,603

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$2,866,476	$4,522,683	$10,415,553	$13,253,272

Cost of sales	1,939,040	3,935,936	7,873,849	10,286,553

Gross profit	927,436	586,747	2,541,704	2,966,719

Marketing and administrative expenses:
Marketing	150,254	389,464	735,210	879,891
Administrative	1,317,210	1,767,624	4,500,511	4,842,592

Total marketing and administrative expenses	1,467,464	2,157,088	5,235,721	5,722,483

Loss from operations	(540,028)	(1,570,341)	(2,694,017)	(2,755,764)

Other income:

Interest and dividends, net	5,257	32,239	27,814	107,502

Other, net	3,071	52,692	27,996	36,204

Total other income	8,328	84,931	55,810	143,706

Loss before taxes	(531,700)	(1,485,410)	(2,638,207)	(2,612,058)

Income tax benefit	(17,832)	(463,753)	(16,470)	(702,095)

Net loss	$(513,868)	$(1,021,657)	$(2,621,737)	$(1,909,963)

Net loss per common share — basic	$(.07)	$(.15)	$(.36)	$(.28)

Net loss per common share — assuming dilution	$(.07)	$(.15)	$(.36)	$(.28)

Weighted average common shares outstanding — basic	7,472,039	6,876,796	7,226,969	6,729,395

Weighted average common shares outstanding — assuming dilution	7,472,039	6,876,796	7,226,969	6,729,395

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Sep 30,	Sep 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,621,737)	$(1,909,963)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	591,631	630,036
(Gain)/Loss on sale of assets	(5,468)	17,016
Realized (gain)/loss on sale of marketable securities	(9,804)	(43,734)
Deferred taxes	(16,469)	(702,095)
Stock issued for services	—	14,000
Employee compensation recognized upon exercise of stock options	66,602	205,923
Changes in assets and liabilities which provided (used) cash:
Receivables	155,966	233,994
Inventory	368,857	(438,958)
Prepaid taxes	—	347,373
Other assets	(6,849)	(96,813)
Accounts payable and accrued expenses	(200,813)	327,695
Lease abandonment liability	33,836	135,320
Deferred compensation	33,466	—

Net cash used in operating activities	(1,610,782)	(1,280,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(189,853)	(1,045,507)
Sales of property and equipment	283,907	316,399
Receipts (extensions) on notes receivable	7,001	(3,725)
Acquisition of new business, net of cash acquired	(416,371)	—
Purchases of marketable securities, available for sale	(2,575,193)	(7,363,901)
Sales of marketable securities, available for sale	4,215,524	5,091,256

Net cash provided by (used in) investing activities	1,325,015	(3,005,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(395,936)	—
Proceeds from issuance of common stock	1,146,753	665,646
Proceeds from exercise of warrants	—	3,978,218
Purchases of treasury stock		(388,303)
Payment of notes payable	(701,698)	(1,989,170)
Principal payment on capital lease obligations	(149,546)	(55,853)

Net cash provided by (used in) financing activities	(100,427)	2,210,538

NET DECREASE IN CASH AND CASH EQUIVALENTS	(386,194)	(2,075,146)
CASH AND CASH EQUIVALENTS, BEGINNING	588,909	2,309,281

CASH AND CASH EQUIVALENTS, ENDING	$202,715	$234,135

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss as reported	$(513,868)	$(1,021,657)	$(2,621,737)	$(1,909,963)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(361,322)	(97,996)	(653,981)	(798,764)

Proforma net loss	$(875,190)	$(1,119,653)	$(3,275,718)	$(2,708,727)

Net loss per common share as reported	$(.07)	$(.15)	$(.36)	$(.28)
Adjustment, net of tax	(.05)	(.01)	(.09)	(.12)

Proforma net loss per common share	$(.12)	$(.16)	$(.45)	$(.40)

Proforma net loss per common share — assuming dilution	$(.12)	$(.16)	$(.45)	$(.40)

Weighted average common shares outstanding	7,472,039	6,876,796	7,226,969	6,729,395

Weighted average common shares outstanding — assuming dilution	7,472,039	6,876,796	7,226,969	6,729,395

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: risk-free interest rates of 3.34 and 3.24 percent; no dividend yield or assumed forfeitures;

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
an expected life of five years; and volatility of 78.0 and 67.7 percent. The pro forma amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year. In April 2003, the board of directors of the Company adopted the Advantage Marketing Systems, Inc. 2003 Stock Incentive Plan, which the shareholders approved at the 2003 annual meeting of shareholders. The Company issued shares under this Plan in the first and second quarters of 2005 and 2004.

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires entities to measure the fair value of equity share-based payments (stock compensation) at grant date, and recognize the fair value over the period during which an employee is required to provide services in exchange for the equity instrument as a component of the income statement. SFAS No. 123(R) for public companies is effective for the first fiscal year beginning after June 15, 2005. This would require the Company to adopt FAS 123(R) effective January 1, 2006. The Company chose an accelerated vesting schedule for the remainder of its options. As of September 30, 2005, all outstanding options of the Company are fully vested. For the three and nine months ended September 30, 2005, there was approximately $580,000 additional pro forma loss from SFAS No. 123.

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

Net unrealized gains, net of tax, of approximately $29,000, including $0 reclassified to earnings, was included in accumulated other comprehensive income for the three months ended September 30, 2005. Net unrealized losses, net of tax, of approximately $18,000, including approximately $6,000 reclassified to earnings, was included in accumulated other comprehensive income for the nine months ended September 30, 2005. Net unrealized losses, net of tax, of approximately $8,000 and $44,000 were included in accumulated other comprehensive income for the three and nine months ended September 30, 2004. Total comprehensive loss for the three and nine months ended September 30, 2005 was approximately $484,000 and $2,640,000, and total comprehensive loss for the three and nine months ended September 30, 2004 was approximately $1,030,000 and $1,954,000.

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

The following is a reconciliation of the common shares used in the calculations of loss per common share – basic and loss per common share – assuming dilution:

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Weighted average common shares outstanding:
For the three months ended September 30, 2005:
Loss per common share:
Loss available to common stockholders	$(513,868)	7,472,039	$(.07)

Loss per common share – assuming dilution:
Options	—	—

Loss available to common stockholders plus assumed conversions	$(513,868)	7,472,039	$(.07)

For the three months ended September 30, 2004:
Loss per common share:
Loss available to common stockholders	$(1,021,657)	6,912,165	$(.15)

Loss per common share – assuming dilution:
Options	—	—

Loss available to common stockholders plus assumed conversions	$(1,021,657)	6,912,165	$(.15)

For the nine months ended September 30, 2005:
Loss per common share:	$(2,621,737)	7,226,969	$(.36)

Loss available to common stockholders
Loss per common share – assuming dilution:
Options	—	—

Loss available to common stockholders plus assumed conversions	$(2,621,737)	7,226,969	$(.36)

For the nine months ended September 30, 2004:
Loss per common share:
Loss available to common stockholders	$(1,909,963)	6,764,764	$(.28)

Loss per common share – assuming dilution:
Options	—	—

Loss available to common stockholders plus assumed conversions	$(1,909,963)	6,764,764	$(.28)

Options to purchase 1,950,009 shares of common stock at exercise prices ranging from $1.30 to $5.94 per share were outstanding for the three and nine months ended September 30, 2005, but were not included in the computation of loss per common share – assuming dilution for the three or nine months ended because there was a net loss for the periods then ended.

Options to purchase 2,510,394 shares of common stock at exercise prices ranging from $1.30 to $6.13 per share were outstanding for the three and nine months ended September 30, 2004, but were not included in the computation of loss per common share – assuming dilution for the three or nine months ended because there was a net loss for the periods then ended.

5.	DEFERRED TAXES

On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Valuation allowances have been established for certain operating loss and credit carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. Uncertainties that may affect the realization of these assets

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
include tax law changes and the future level of product prices and costs. The outlook for determination of this allowance is calculated on the Company’s historical taxable income, its expectations for the future based on a rolling twelve quarters, and available tax-planning strategies. Based on this determination, management does not expect that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as offsets to the tax consequences of future taxable income. As such, a valuation allowance was provided for the entire deferred tax asset of approximately $4,900,000 at September 30, 2005. The Company’s effective tax rate differs from its statutory tax rate for 2005 due to the tax valuation allowance. The Company has net operating loss carryforwards of approximately $9,700,000 available to reduce future taxable income, which will begin to expire in 2021.

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

Also, in the aftermath of the ephedra ban, on April 22, 2004, in comments before a scientific meeting, then acting FDA Commissioner, Lester Crawford (now the confirmed Commissioner), outlined what an FDA press release termed a “science-based plan for dietary supplement enforcement.” This press release went on to say that the agency “would soon provide further details about its plan to ensure that the consumer protection provisions of the Dietary Supplement Health and Education Act of 1994, or DSHEA, are used effectively and appropriately.” Referring to its recent rulemaking on ephedra, the FDA also stated that it “expects to evaluate the available pharmacology, published literature, evidence-based reviews, and adverse event information” of “individual dietary supplements.”

Soon afterwards, this promised FDA document was issued, with the title “Regulatory Strategy for the Further Implementation and Enforcement of the Dietary Supplement Health and Education Act of

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
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

H.R. 3156: Apparently in reaction to the Utah ephedra case, a new bill was introduced on June 30, 2005 that would codify the FDA’s risk/benefit analysis for the safety of supplements (as used for the ephedra ban), but without regard to the amount of the ingredient. Called the Dietary Supplement Access and Awareness Act, this bill was introduced by Rep. Susan Davis of California. Industry analysts rate the chances of passage of this new proposed amendment to DSHEA as unlikely.

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

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
International Developments. In the past quarter, there have been two major regulatory developments from non-U.S. bodies as to supplements. On July 4, 2005, the 85 countries of the international organization Codex Alimentarius (whose mission is to harmonize various food codes or laws) unanimously adopted standards for the international regulation of vitamins and minerals. These new Codex supplement standards specify that maximum safe levels for vitamins and minerals used in supplements be established through scientific evaluation of risk assessment, rather than via recommended dietary allowances (as in the U.S. currently).

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
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

Product Liability - The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company has evaluated the risk associated with consumption of its current products and, based on the indemnification given by its manufacturers and the current product mix, cancelled its product liability insurance in August 2005. Products containing ephedra, which represented approximately 12.6% of the Company’s net revenue for the first nine months of 2004, were not covered by the Company’s product liability insurance. All of the manufacturers of the Company’s products carry product liability insurance, which covers the Company’s products. Such product claims against the Company could result in material losses to the Company.

Legal Proceedings - The Company is currently involved in one products liability suit related to the ingestion of its ephedra-based products. An answer to this petition has been filed and written discovery and responses have been exchanged. The Company has denied, and will continue to deny, any wrongdoing, and intends to vigorously defend against the claims. The amounts of damages sought are unknown, but include compensatory and punitive damages. The loss of this case could have a material adverse effect on the financial condition of the Company.

Employment Agreement — In November 2004, the Company entered into a written employment agreement with David J. D’Arcangelo, the Company’s President. The contract was for a one-year term, commencing November 25, 2004, to be reviewed annually unless either party elected not to renew. The contract called for a base salary of $230,000 per year. The employment agreement also contained provisions for graduated severance payments of up to 12 months of base pay, based on length of employment, if the Company terminates Mr. D’Arcangelo without cause, disability payments, and a non-competition agreement preventing Mr. D’Arcangelo from engaging in a business deemed similar to the Company’s for a period of one year from the cessation of his employment. On May 10, 2005 Mr. D’Arcangelo resigned as President of the Company. Severance was paid under the terms of his contract.

On August 9, 2005, the Company entered into a written employment agreement with Steven G. Kochen, the new President of the Company. The contract provides, among other things, that Mr. Kochen will serve as the President of the Company for an initial term of two years, followed by two successive one-year terms unless either party elects not to renew. The contract calls for a base salary of $200,000 per year and eligibility to receive certain performance-based incentive bonuses. Additionally, the Company agreed to use its best efforts to obtain any shareholder or regulatory authority necessary to grant Mr. Kochen up to 250,000 stock options. In the event the Company terminates Mr. Kochen without cause, he will receive certain severance pay based upon his length of employment with the Company.

7.	DEFERRED COMPENSATION

On November 4, 2003 the Company entered into a written employment agreement with John W. Hail, Chief Executive Officer, or the Executive. The contract is for an initial two-year term, commencing

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
November 4, 2003, and may be extended for up to five successive one-year terms if the Company and the Executive agree in writing. The contract calls for a base salary of $249,600 per year, a monthly variable salary equal to one percent (1%) of the Company’s gross revenues, and a discretionary year-end bonus determined by a majority vote of the Board of Directors. In April 2005, Mr. Hail waived his variable salary as part of the expense reductions implemented by the Company. The agreement also contains provisions for graduated severance payments if the Company terminates the Executive without cause. In addition, if the employment period is extended beyond November 11, 2005, the monthly variable salary will cease and be replaced by a fixed supplemental payment to the Executive, which will be in a gross amount necessary to cover all federal, state and local taxes and all employment taxes, and pay a net amount of $7,000 per month. At September 30, 2005, the discounted value of those fixed supplemental payments was approximately $705,000. The Company accrues this expense in administrative expense. On November 14, 2005, the Company extended Mr. Hail’s employment for a period of one year, in agreement with the original terms of his employment agreement.

8.	LEASE ABANDONMENT

In January 2004, the Company commenced a relocation of its corporate headquarters from 2601 NW Expressway (the Oil Center), Oklahoma City, Oklahoma to its warehouse and distribution facility. A portion of the Oil Center was maintained for storage, a portion was maintained for possible relocation of Company personnel due to expansion of the business and a portion was subleased to a third party under a short-term lease. In September 2004, the Company purchased an existing building adjacent to its corporate headquarters to be used for additional office, warehouse and storage space. Company management believes the purchased building is sufficient to meet expansion needs, and as such, abandoned the Oil Center location. In determining lease abandonment, management assumed the continuation of the existing sublease at the current rate. In addition, a discount rate of 6.5% was used to calculate the present value of current lease payments less sublease revenue. At September 30, 2005, the lease abandonment accrual was approximately $205,000.

9.	CHANGES IN STOCKHOLDERS’ EQUITY

The following table sets forth changes in stockholders’ equity between December 31, 2004 and September 30, 2005:

	September 30, 2005	December 31, 2004
Common Stock	$835	$750
Paid in Capital	21,863,121	20,331,852
Common stock increased $85, or 11.3% to $835 at September 30, 2005 from $750 at December 31, 2004, due to the exercise of approximately 752,000 stock options and the issuance of 207,500 shares of common stock.

Paid in capital increased $1,531,269, or 7.5% to $21,863,121 at September 30, 2005 from $20,331,852 at December 31, 2004. The increase in paid in capital was due to the exercise of stock options and issuance of additional shares of common stock.

10.	ACQUISITION

On September 9, 2005 the Company entered into a definitive Stock Purchase Agreement with Heartland Cup, Inc. (“Heartland Cup”) and its principal shareholder for the purchase of all of the principal shareholder’s stock in Heartland Cup. Upon closing of the Stock Purchase Agreement, the Company

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)
acquired 2,000,000 shares, or approximately 83% of the outstanding capital stock of Heartland Cup, for 200,000 shares of the Company’s common stock. In addition, the Company paid approximately $200,000 to acquire the remaining shares of Heartland Cup.

The Heartland Cup acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16 (“APB No. 16”). In accordance with APB No. 16, the Company allocated the purchase price of the acquisition based on the fair value of the assets acquired and liabilities assumed. Goodwill resulting from the Heartland Cup acquisition was reserved for impairment. The purchase price allocation for the acquisition is preliminary and further refinements are likely to be made based on final valuation studies. Management does not believe that the final purchase price allocation will produce materially different results than those reflected herein.

11.	REPORTABLE SEGMENTS

The Company manages its business by type of business activity. The Company evaluates its operating segments’ performance based on earnings or loss from operations before income taxes. The Company had two reportable segments for the three and nine months ended September 30, 2005: Marketing and Manufacturing.

The Marketing Segment is the core segment of the Company’s business. This segment markets a line of products through a network marketing organization in which independent associates purchase products for resale to retail customers as well as for their own personal use. The Manufacturing Segment consists of Heartland Cup, Inc., an acquisition by the Company effective in September 2005. Heartland Cup is a manufacturer of Styrofoam cups, producing and distributing various sizes of Styrofoam drink cups marketed through various government contracts, wholesalers and retail sales.

The following is certain financial information regarding the Company’s reportable segments.

	Marketing	Manufacturing	Total
Three months ended September 30, 2005
Revenues from external customers	$2,626,762	$239,714	$2,866,476
Segment loss	(461,902)	(51,966)	(513,868)
Segment assets	6,426,140	2,054,250	8,480,390

Nine months ended September 30, 2005
Revenues from external customers	$10,175,839	$239,714	$10,415,553
Segment loss	(2,569,771)	(51,966)	(2,621,737)
Segment assets	6,426,140	2,054,250	8,480,390
******

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
AMS Health Sciences, Inc. and Subsidiaries
     We have reviewed the accompanying consolidated balance sheet of AMS Health Sciences, Inc. and Subsidiaries as of September 30, 2005, and the related consolidated statements of operations for the three and nine months ended September 30, 2005, and the consolidated statement of cash flows for the nine months ended September 30, 2005. These financial statements are the responsibility of the Company’s management.
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
     Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements, as of and for the period ended September 30, 2005, for them to be in conformity with accounting principles generally accepted in the United States of America.
/S/ COLE & REED P.C.
Oklahoma City, Oklahoma
November 17, 2005

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     We market a product line consisting of approximately seventy products in three categories; weight management, dietary supplement and personal care products. These products are marketed through a network marketing organization in which independent associates purchase products for resale to retail customers as well as for their own personal use. In addition, in September 2005, the Company purchased and began operating a small manufacturing company, Heartland Cup, Inc. Heartland Cup is a manufacturer of styrofoam cups, producing and distributing various sizes of styrofoam drink cups through various government contracts, wholesalers and retail sales.
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
     Throughout this report, “net sales” represents the gross sales amounts reflected on our invoices to our associates and customers, less discounts and sales returns. All of our network marketing products include a customer satisfaction guarantee. Our products may be returned within 30 days of purchase for a full refund or credit toward the purchase of another product. We also have a buy-back program whereby we repurchase products sold to an independent associate (subject to a restocking fee), provided the associate terminates his/her associateship agreement with us and returns the product within 12 months of original purchase in marketable condition. We receive our net sales price in cash or through credit card payments upon receipt of orders from associates.
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
     We recognize revenue upon shipment of products, training aids and promotional material to our customers and independent associates. All of our network marketing customers pay for sales in advance of shipment. Heartland Cup customers are billed at the time of delivery and recorded as trade receivables. We used to make loans to associates, which were repayable in five years or less, and which were secured by commissions controlled by us. Associate loans are no longer allowed. Interest rates on loans were typically two percent or more above the Prime rate and were fixed. All loans were secured by guaranteed payment sources that were within our control. As such, there was no need for an allowance for doubtful accounts. We were still collecting on prior associate loans as of September 30, 2005 in the total amount of approximately $217,000.
     We use an asset and liability approach to account for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. A valuation allowance is established if, in management’s opinion, it is more likely than not that some portion of the deferred tax asset will not be realized. All evidence, both positive and negative, is considered to determine whether a valuation allowance is needed for some or all of a deferred tax asset. Judgment must be used in considering the relative impact of negative and positive evidence. The more negative evidence that exists, (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed. Based on the above factors and management’s evaluation at December 31, 2004, we determined that a valuation allowance should be established for the entire deferred tax asset, and such valuation allowance was established at that time. At September 30, 2005, our deferred tax asset was approximately $4,900,000.
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
Results of Operations
     The following table sets forth, as a percentage of our net sales, selected results of operations for the three and nine months ended September 30, 2005 and 2004. The selected results of operations are derived from our unaudited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2005		2004		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$2,866,476	100.0%	$4,522,683	100.0%	$10,415,553	100.0%	$13,253,272	100.0%

Cost of sales:
Commissions and bonuses	966,402	33.7	2,212,497	48.9	4,342,590	41.7	6,006,787	45.3
Cost of products	719,610	25.1	1,178,269	26.1	2,432,463	23.4	2,951,701	22.3
Cost of shipping	253,028	8.8	545,170	12.0	1,098,796	10.5	1,328,065	10.0

Total cost of sales	1,939,040	67.6	3,935,936	87.0	7,873,849	75.6	10,286,553	77.6

Gross profit	927,436	32.4	586,747	13.0	2,541,704	24.4	2,966,719	22.4
Marketing and administrative expenses:
Marketing	150,254	5.2	389,464	8.6	735,210	7.1	879,891	6.7
Administrative	1,317,210	46.0	1,767,624	39.1	4,500,511	43.2	4,842,592	36.5

Total marketing, and administrative expenses	1,467,464	51.2	2,157,088	47.7	5,235,721	50.3	5,722,483	43.2

Loss from operations	(540,028)	(18.8)	(1,570,341)	(34.7)	(2,694,017)	(25.9)	(2,755,764)	(20.8)
Other income:
Interest, net	5,257	0.2	32,239	0.7	27,814	0.3	107,502	0.8
Other, net	3,071	0.1	52,692	1.2	27,996	0.3	36,204	0.3

Total other income	8,328	0.3	84,931	1.9	55,810	0.6	143,706	1.1

Loss before taxes	(531,700)	(18.5)	(1,485,410)	(32.8)	(2,638,207)	(25.3)	(2,612,058)	(19.7)
Tax benefit	(17,832)	(0.6)	(463,753)	(10.2)	(16,470)	(0.2)	(702,095)	(5.3)

Net loss	$(513,868)	(17.9)%	$(1,021,657)	(22.6)%	$(2,621,737)	(25.1)%	$(1,909,963)	(14.4)%

Comparison of the Three Months ended September 30, 2005 and 2004
     Our net sales during the three months ended September 30, 2005 decreased by $1,656,207, or 36.6%, to $2,866,476 from $4,522,683 during the three months ended September 30, 2004. On April 5, 2005, we announced that we were transitioning the free trial program from a highly capital intensive program, to a program that is profitable on a per transaction basis. The free trial program did not generate the required retention to make it profitable long term. Transitioning the free trial sign up momentum with a refined enrollment program delivers reduced enrollment expense and higher monthly product autoship retention. Sales continued to decrease through August of 2005, as the preferred customer base generated from the free trial program continued cancelling their monthly auto shipments. With a new recruiting marketing plan and our new product, Prime Delight, sales increased 4.2% in September 2005. In connection with the reduction in sales, on April 20, 2005, we announced the implementation of expense reductions designed to better align expenses with revenue. Due to the continued decrease in sales we implemented additional expense reductions and employee layoffs in August.
     Our cost of sales during the three months ended September 30, 2005 decreased by $1,996,896, or 50.7%, to $1,939,040 from $3,935,936 during the same period in 2004. Total cost of sales, as a percentage of net sales, decreased to 67.6% during the three months ended September 30, 2005 from 87.0% during the same period in 2004. The decrease in cost of sales was attributable to:
•	A decrease of $1,246,095 in commissions and bonuses due to cessation of our free trial program and lower sales volume;

•	A decrease of $458,659 in the cost of products sold due to cessation of our free trial program and lower sales volume; and

•	A decrease of $292,142 in shipping costs primarily due to cessation of our free trial program and lower sales volume.
     The factors discussed above resulted in an increase in gross profit of $340,689, or 58.1%, to $927,436 for the three months ended September 30, 2005 from $586,747 for the same period in 2004.
     Marketing expenses decreased $239,210, or 61.4%, to $150,254 during the three months ended September 30, 2005, from $389,464 during the same period in 2004. The decrease in expense was primarily attributable to:
•	A decrease in promotion expense of approximately $117,000;

•	A decrease in professional services of approximately $106,000 relating primarily to the costs of the Company’s infomercial and boat expenses in the prior year; and

•	A decrease in vehicle expense of approximately $11,000 related to boat expense in the prior year.
     Administrative expense decreased $450,414, or 25.5%, to $1,317,210 for the three months ended September 30, 2005 compared to $1,767,624 for the three months ended September 30, 2004. The decrease in expense was primarily attributable to:
•	A decrease in employee costs of approximately $106,000 due primarily to expense reductions in the third quarter;

•	A decrease in legal expense of approximately $20,000 related to ephedra lawsuits in the prior year;

•	A decrease in professional services of approximately $74,000 related to internal controls documentation and review in the prior year;

•	A decrease in rent expense of approximately $256,000 related to the recording of lease abandonment liability in the prior year;

•	A decrease in depreciation expense of approximately $15,000 related to the sale of assets; and

•	A decrease in bank charges of approximately $65,000.
The decrease in administrative expenses was partially offset by an increase in utilities expense of approximately $61,000 related to the Heartland Cup acquisition.
     The marketing and administrative expenses as a percentage of net sales increased to 51.2% during the three months ended September 30, 2005 from 47.7% during the same period in 2004. Management expects marketing and administrative expenses to continue at or near the September dollar level.
     Our net other income (reduced by other expense) decreased by $76,603 to net other income of $8,328 at September 30, 2005, from net other income of $84,931 during the same period in 2004, primarily due to a decrease of approximately $63,000 related to income on our marketable securities, and an increase in interest expense of approximately $11,000, related to the Heartland Cup acquisition.
     Our loss before taxes decreased $953,710 to a loss of $531,700 for the three months ended September 30, 2005, compared to a loss of $1,485,410 during the same period in 2004. Loss before taxes as a percentage of net sales was (18.5)% and (32.8)% for the three months ended September 30, 2005 and 2004, respectively. Income tax benefit for the three months ended September 30, 2005 and 2004 was $17,832 and $463,753. Our net loss decreased $507,789 to $513,868 for the three months ended September 30, 2005, from $1,021,657 for the same period in 2004. This decrease was attributable to:
•	The increase in gross profit to $927,436 during 2005 from $586,747 during 2004;

•	The decrease in marketing and administrative expense to $1,467,464 during 2005 from $2,157,088 during 2004; and

•	The decrease in other income to $8,328 during 2005 from $84,931 during 2004.
Net loss as a percentage of net sales decreased to (17.9%) for the three months ended September 30, 2005, from (22.6%) during the same period in 2004, due to the factors discussed above.
Comparison of the Nine Months ended September 30, 2005 and 2004
     Our net sales during the nine months ended September 30, 2005 decreased by $2,837,719, or 21.4%, to $10,415,553 from $13,253,272 during the nine months ended September 30, 2004. On April 5, 2005, we announced that we were transitioning the free trial program from a highly capital intensive program, to a program that is profitable on a per transaction basis. The free trial program did not generate the required retention to make it profitable long term. Transitioning the free trial sign up momentum with a refined enrollment program delivers reduced enrollment expense and higher monthly product autoship retention. Sales continued to decrease through August of 2005, as the preferred customer base generated from the free trial program continued cancelling their monthly auto shipments. With a new recruiting marketing plan and our new product, Prime Delight, sales increased 4.2% in September 2005. In connection with the reduction in sales, on April 20, 2005, we announced the implementation of expense reductions designed to better align expenses with revenue. Due to the continued decrease in sales we implemented additional expense reductions and employee layoffs in August.
     Our cost of sales during the nine months ended September 30, 2005 decreased by $2,412,704, or 23.5%, to $7,873,849 from $10,286,553 during the same period in 2004. Total cost of sales, as a percentage of net sales, decreased to 75.6% during the nine months ended September 30, 2005, from 77.6% during the same period in 2004. The decrease in cost of sales was attributed to:
•	A decrease of $1,664,197 in associate commissions and bonuses due to cessation of our free trial program and lower sales volume;

•	A decrease of $519,238 in the cost of products sold due to cessation of our free trial program and lower sales volume; and

•	A decrease of $229,269 in shipping costs primarily due to the cessation of our free trial program and lower sales volume.
     The factors discussed above resulted in a decrease in gross profit of $425,015, or 14.3%, to $2,541,704 for the nine months ended September 30, 2005 from $2,966,719 for the same period in 2004.
     Marketing expense decreased $144,681, or 16.4%, to $735,210 during the nine months ended September 30, 2005, from $879,891 during the same period in 2004. The decrease in expense was primarily attributable to:
•	A decrease in promotion expenses of approximately $96,000;

•	A decrease in travel expenses of approximately $76,000 related to reduced executive travel;

•	A decrease in professional services of approximately $93,000 related to prior year expenses for our infomercial and boat expense; and

•	A decrease in vehicle expense of approximately $26,000 primarily due to prior year boat expense.
This decrease in marketing expense was partially offset by an increase in employee costs of approximately $142,000 primarily due to increased marketing personnel.
     Administrative expense decreased $342,081, or 7.1%, to $4,500,511 for the nine months ended September 30, 2005 compared to $4,842,592 for the nine months ended September 30, 2004. The decrease in expense was primarily attributable to:
•	A decrease in employee costs of approximately $60,000;

•	A decrease in rent expense of approximately $314,000 related to the recording of lease abandonment liability in the prior year; and

•	A decrease in general administrative expenses such as postage, bank charges and supplies of approximately $103,000.
This decrease in administrative expense was partially offset by:
•	An increase in shareholder relation expense of approximately $41,000; and

•	An increase in utilities expenses of approximately $87,000 primarily due to increased telephone expense and the Heartland Cup acquisition.
     The marketing and administrative expenses as a percentage of net sales increased to 50.3% during the nine months ended September 30, 2005 from 43.2% during the same period in 2004. Management expects marketing and administrative expenses to continue at or near the current dollar level.
     Our net other income (reduced by other expense) decreased by $87,896 to net other income of $55,810 for the nine months ended September 30, 2005, from net other income of $143,706 during the same period in 2004, primarily due to a decrease in investment income of approximately $38,000 related to our marketable securities, and an increase in interest expense of approximately $44,000, related to adjustment of our capital leases and the Heartland Cup acquisition.
     Our loss before taxes increased $26,149 to a loss of $2,638,207 for the nine months ended September 30, 2005, compared to a loss of $2,612,058 during the same period in 2004. Loss before taxes as a percentage of net sales was (25.3%) and (19.7%) for the nine months ended September 30, 2005 and 2004, respectively. Income tax benefit for the nine months ended September 30, 2005 and 2004 was $16,470 and $702,095. Our net loss increased $711,774 to $2,621,737 for the nine months ended September 30, 2005, from $1,909,963 for the same period in 2004. This increase was attributable to:
•	The decrease in gross profit to $2,541,705 during 2005 from $2,966,719 during 2004;

•	The decrease in marketing and administrative expense to $5,235,721 during 2005 from $5,722,483 during 2004;

•	The decrease in net other income to $55,810 during 2005 from $143,706 during 2004; and

•	The decrease in income tax benefit to $16,470 during 2005 from $702,095 during 2004.
Seasonality
     No pattern of seasonal fluctuations exists due to the patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.
Recently Issued Accounting Standards

     In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires entities to measure the fair value of equity share-based payments (stock compensation) at grant date, and recognize the fair value over the period during which an employee is required to provide services in exchange for the equity instrument as a component of the income statement. SFAS No. 123(R) for public companies is effective for the first fiscal year beginning after June 15, 2005. This would require the Company to adopt FAS 123(R) effective January 1, 2006. The Company chose an accelerated vesting schedule for the remainder of its options. As of September 30, 2005, all outstanding options of the Company are fully vested. For the three and nine months ended September 30, 2005, there was approximately $580,000 additional pro forma loss from SFAS No. 123.
Liquidity and Capital Resources
     Our primary source of liquidity has been cash provided by sales of our common stock, marketable securities and our operating activities. At September 30, 2005, we had working capital of $1,491,939, compared to $3,261,919 at December 31, 2004. Our working capital needs over the next 12 months consist primarily of marketing, manufacturing and administrative expenses, and will be provided by our operating activities, existing cash and cash equivalents and sales of marketable securities. During the nine months ended September 30, 2005, net cash used in operating activities was $1,610,782, net cash provided by investing activities was $1,325,015 and net cash used in financing activities was $100,427. This represented a net decrease in cash during the period of $386,194.
     In 2001, we completed construction of a 23,346 square foot distribution and call center facility in Oklahoma City. This project was funded, in part, with bank loans of $980,000 for the land and building and $166,216 for the warehouse equipment. Both loans were with Bank One Oklahoma, N.A. and accrued interest at an annual rate of .25% under the prime rate. The loans were retired in January 2004. As of January 31, 2004, we had no long-term debt outstanding. At September 30, 2005, Heartland Cup had long-term debt of approximately $2,100,000, with varying terms and restrictions.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our balance sheet includes marketable securities, which we believe are conservative blends of income and growth investments resulting in moderate market risk. We invest in equity marketable securities to generate capital growth, and fixed-income marketable securities to provide current income. Because of the nature of these investments, total return and risk will be affected by both current interest rates and equity market movements. Our fixed income investments, including corporate bonds, of approximately $600,000 are subject to interest risk only. We have approximately $570,000 of equity investments that are exposed to market risk.
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
     The following table lists our investments at September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
		Fair		Fair
	Cost	Value	Cost	Value
Cash equivalents	$33,526	$33,526	$31,358	$31,358
Certificates of deposit	100,000	100,000	—	—
Corporate bonds	194,512	192,095	194,513	192,062
Fixed-income mutual funds	278,840	272,493	1,187,352	1,172,074
Equity mutual funds	505,307	573,899	1,258,567	1,408,369

	$1,112,185	$1,172,013	$2,671,790	$2,803,863

     Fair value of the cash equivalents, certificates of deposit, corporate bonds and fixed-income marketable securities decreased $797,380 during the nine months ended September 30, 2005 to $598,114 from $1,395,494 at December 31, 2004. This decrease was primarily due to the sale of fixed-income securities.
     Equity Market Risks. We currently maintain an investment portfolio of equity securities. All securities are available for sale and recorded in the balance sheet at fair value with fluctuations in fair value reported as a component of accumulated other comprehensive income in stockholders’ equity. We do not engage in hedging our equity portfolio or otherwise purchase derivative securities. Because of the quality of our portfolio and liquid nature of our equity investments, we do not consider the market risk related to these investments to be material. Fair value of our equity investments decreased $834,470 during the nine months ended September 30, 2005 to $573,899 from $1,408,369 at December 31, 2004, primarily due to the sale of mutual fund equity investments.
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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On March 5, 2004, we were sued in Ross v. Advantage Marketing Systems, Inc., Superior Court of the State of California for the County of Los Angeles, Case No. BC 309118. We settled this case on August 31, 2005 for an immaterial cash amount.
The case of Ronald Potter et al v. Advantage Marketing Systems, Inc. et al, a products liability claim, was filed in the Oklahoma County District Court in March 2003. The Plaintiffs allege that the ingestion of ephedra included in AM-300 resulted in the death of Pamela Sue Potter. We have filed an answer to the petition. Written discovery and responses have been exchanged, and a limited number of depositions have been taken. We have denied any wrongdoing and intend to vigorously defend the claim. The amount of damages sought is unknown, but includes compensatory and punitive damages. The loss of this case could have a material adverse effect on the Company.
On May 18, 2004, we were sued in Hearn v. Advantage Marketing Systems, Inc. and the Chemins Company, Inc., District Court in and for Choctaw County, State of Oklahoma, Case No. CJ-04-52. We settled this case on September 7, 2005 for an immaterial cash amount.
Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES
On September 9, 2005 the Company entered into a definitive Stock Purchase Agreement with Heartland Cup, Inc. (“Heartland Cup”) and its principal shareholder for the purchase of all of the principal shareholder’s stock in Heartland Cup. Upon closing of the Stock Purchase Agreement, the Company acquired 2,000,000 shares, or approximately 83% of the outstanding capital stock of Heartland Cup, for 200,000 shares of the Company’s common stock. In addition, the Company paid approximately $200,000 to acquire the remaining shares of Heartland Cup. The shares of the Company’s stock were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 for “transactions of the issuer not involving a public offering.”
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our annual meeting held July 8, 2005, C. Brent Haggard and Harland C. Stonecipher were re-elected directors for a three-year term. A total of 5,313,843 shares were cast in favor of Mr. Haggard’s re-election, 53,405 shares were cast against, and there were no abstentions. A total of 5,298,933 shares were cast in favor of Mr. Stonecipher’s re-election, 68,315 shares were cast against, and there were abstentions. Messrs. John Hail, Reggie Cook, Steven Dickey and M. Thomas Buxton III continued as directors following our annual meeting.
Item 5. OTHER INFORMATION
None
Item 6. EXHIBITS

3.1	The Registrant’s Certificate of Incorporation, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

3.2	The Registrant’s Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

10.1	Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated as of January 16, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 2 to Form 8-A Registration Statement, filed with the Commission on January 13, 1998.

10.2	Unit and Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated as of November 6, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 1 to Form 8-A Registration Statement, filed with the Commission on January 15, 1998.

10.3	Purchase and Assignment Agreement by and among Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., GHI Holdings, Inc., LifeScience Technologies, Inc. and RMS Limited Partnership, dated as of January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.4	Promissory Note dated January 3, 2001, to RMS Limited Partnership by Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., LifeScience Technologies Holdings Limited Partnership, LifeScience Technologies Holdings, Inc., LifeScience Technologies of Japan and LST Fulfillment Limited Partnership, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.5	Stock Option Agreement of Advantage Marketing Systems dated January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.6	Joint Marketing Agreement with PrimeBuy Network.com, Inc., dated August 30, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

10.7	Promissory Note executed by PrimeBuy Network.com, Inc., dated August 2, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

10.8 *	The Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.9 *	Employment Agreement by and between David D’Arcangelo and Registrant dated effective as of November 25, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.10*	Non-Qualified Stock Option Agreement by and between David D’Arcangelo and Registrant dated effective as of December 2, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.11*	The Advantage Marketing Systems, Inc. 2003 Stock Incentive Plan, incorporated by reference to Form S-8 Registration Statement (No. 333-109093), filed with the Commission on September 24, 2003.

10.12	Fulfillment Services Agreement with Vita Sales & Distribution Multi-Country, dated January 19, 2004, incorporated by reference to Form 10-K filed with the Commission on March 29, 2004.

10.13*	Employment Agreement by and between John W. Hail and Registrant dated effective as of November 4, 2003, incorporated by reference to Form 10-K filed with the Commission on March 29, 2004.

10.14	Commercial Industrial Real Estate Purchase Contract dated August 12, 2004 by and between Registrant and Keltronics Corporation, incorporated by reference to Form 10-Q, filed with the commission on November 12, 2004.

10.15*	Employment Agreement by and between David D’Arcangelo and Registrant dated effective as of November 25, 2004, incorporated by reference to Form 10-Q, filed with the commission on May 5, 2005.

10.16*	Employment Agreement by and between Steven G. Kochen and Registrant dated as of August 9, 2005, incorporated by reference to Form 8-K, filed with the commission on August 15, 2005.

10.17	Stock Purchase Agreement dated September 9, 2005 by and among the Registrant, Heartland Cup, Inc. and the shareholders of Heartland Cup, Inc.

15	Letter of independent accountants as to unaudited interim financial information, filed herewith.

31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification by our Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of our Chief Financial Officer, filed herewith.

*	Designates a compensatory plan.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: AMS HEALTH SCIENCES, INC.
Dated: November 17, 2005	By:	/S/ REGGIE B. COOK
Reggie B. Cook, Vice President and
Chief Financial Officer (Duly Authorized Officer of Registrant and Principal Financial Officer)

Index of Exhibits

3.1	The Registrant’s Certificate of Incorporation, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

3.2	The Registrant’s Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

10.1	Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated as of January 16, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 2 to Form 8-A Registration Statement, filed with the Commission on January 13, 1998.

10.2	Unit and Warrant Agreement between Registrant and U.S. Stock Transfer Inc., dated as of November 6, 1997, as amended and restated January 8, 1998, incorporated by reference to Amendment No. 1 to Form 8-A Registration Statement, filed with the Commission on January 15, 1998.

10.3	Purchase and Assignment Agreement by and among Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., GHI Holdings, Inc., LifeScience Technologies, Inc. and RMS Limited Partnership, dated as of January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.4	Promissory Note dated January 3, 2001, to RMS Limited Partnership by Advantage Marketing Systems, Inc., LifeScience Technologies Holdings, Inc., LifeScience Technologies Holdings Limited Partnership, LifeScience Technologies Holdings, Inc., LifeScience Technologies of Japan and LST Fulfillment Limited Partnership, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.5	Stock Option Agreement of Advantage Marketing Systems dated January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.6	Joint Marketing Agreement with PrimeBuy Network.com, Inc., dated August 30, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

10.7	Promissory Note executed by PrimeBuy Network.com, Inc., dated August 2, 2002, incorporated by reference to Form 10-Q filed with the Commission on November 1, 2002.

10.8 *	The Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.9 *	Employment Agreement by and between David D’Arcangelo and Registrant dated effective as of November 25, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.10*	Non-Qualified Stock Option Agreement by and between David D’Arcangelo and Registrant dated effective as of December 2, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.11*	The Advantage Marketing Systems, Inc. 2003 Stock Incentive Plan, incorporated by reference to Form S-8 Registration Statement (No. 333-109093), filed with the Commission on September 24, 2003.

10.12	Fulfillment Services Agreement with Vita Sales & Distribution Multi-Country, dated January 19, 2004, incorporated by reference to Form 10-K filed with the Commission on March 29, 2004.

10.13*	Employment Agreement by and between John W. Hail and Registrant dated effective as of November 4, 2003, incorporated by reference to Form 10-K filed with the Commission on March 29, 2004.

10.14	Commercial Industrial Real Estate Purchase Contract dated August 12, 2004 by and between Registrant and Keltronics Corporation, incorporated by reference to Form 10-Q, filed with the commission on November 12, 2004.

10.15*	Employment Agreement by and between David D’Arcangelo and Registrant dated effective as of November 25, 2004, incorporated by reference to Form 10-Q, filed with the commission on May 5, 2005.

10.16*	Employment Agreement by and between Steven G. Kochen and Registrant dated as of August 9, 2005, incorporated by reference to Form 8-K, filed with the commission on August 15, 2005.

10.17	Stock Purchase Agreement dated September 9, 2005 by and among the Registrant, Heartland Cup, Inc. and the shareholders of Heartland Cup, Inc.

15	Letter of independent accountants as to unaudited interim financial information, filed herewith.

31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification by our Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of our Chief Financial Officer, filed herewith.

*	Designates a compensatory plan.