Form 10KSB
period 2005-12-31
AMS HEALTH SCIENCES INC
filed 2006-04-03
CIK 841866

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File Number: 001-13343

AMS HEALTH SCIENCES, INC.
(Exact name of registrant as specified in its charter)
Oklahoma	73-1016728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 N.E. 39th Street
Oklahoma City, Oklahoma	73105
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number including area code: (405) 842-0131

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	American Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes__ No X

The issuer's revenues for the year ended December 31, 2005 were $13,701,324.

The aggregate market value of the issuer's voting and non-voting common stock, $.0001 par value, held by non-affiliates of the issuer as of March 29 2006, was $4,507,513 based on the closing sale price on that date as reported by the American Stock Exchange.

As of March 29, 2006, there were 7,771,574 shares of common stock, par value $0.0001 per share, outstanding.

Documents incorporated by reference: The information called for by Items 9-12 and 14 of Part III is incorporated by reference to the definitive proxy statement for the registrant’s 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

AMS HEALTH SCIENCES, INC.
FORM 10-KSB
For the Fiscal Year Ended December 31, 2005

The information called for by Items 9-12 and 14 of Part III is incorporated by reference to the definitive proxy statement for the registrant’s 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the captions “Item 1. Description of Business”, “Item 6. Management's Discussion and Analysis or Plan of Operation”, and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “may”, “will”, or “should” or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business and acquisition strategies; changes in the network marketing industry and changes in consumer preferences; competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness; acceptance of new product offerings; changes in, or the failure to comply with, government regulations (especially food and drug laws and regulations); our ability to obtain financing for future acquisitions and other factors. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

PART I

ITEM 1.  BUSINESS

AMS Health Sciences, Inc. and its subsidiaries have two operating segments: (1) a marketing segment, operated as AMS Health Sciences, Inc., or AMS, and (2) a manufacturing segment, operated as Heartland Cup, Inc., or Heartland.

AMS began operations in 1987, and through a corporate reorganization in 1995, became an Oklahoma corporation. In this report the terms “Company”, “us”, “we”, “our” and “its” are used as references to AMS. We develop and distribute performance-based nutritional, weight loss and personal care products. We distribute our products through a network marketing system using independent distributors that we refer to as “associates”.

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

Our marketing plan is designed to provide associates financial incentives for our associates to build and manage a team of recruited associates in their downline organization.

On an ongoing basis, we review our product line for duplication and sales movement and make adjustments accordingly. As of December 31, 2005, our primary product lines consisted of:

•	24 nutritional products;

•	5 weight management products; and

•	33 personal care products consisting primarily of skin care products.

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

Manufacturing. In September 2005, we entered into a definitive Stock Purchase Agreement with Heartland and its principal shareholder for the purchase of all of the principal shareholder’s stock in Heartland. Upon closing of the Stock Purchase Agreement, we acquired 2,000,000 shares, or approximately 83% of the outstanding capital stock of Heartland, for 200,000 shares of our common stock. In addition, we paid approximately $200,000 to acquire the remaining shares of Heartland. Heartland is a manufacturer of foam cups, distributed through a number of contracts. Heartland has exclusive contracts with the State of Oklahoma and the Department of Defense, as well as a number of restaurants, and one of the large airlines.

As described in Item 3. Legal Proceedings, we have filed suit against Truett McCarty with the District Court of Oklahoma County, State of Oklahoma relating to our acquisition of Heartland. We believe that Mr. McCarty has both defrauded us regarding the financial conditions and results of operations of Heartland, as well as breached certain representations and warranties in the stock purchase agreement relating to the Heartland acquisition. It is our belief that, had we been aware of the true facts and circumstances regarding Heartland’s financial condition and historical results of operations, we would not have purchased Heartland. We presently believe that the dedication of our time and attention to Heartland is neither in our or our stockholders’ best interests. As a result, we expect to either sell Heartland or discontinue its operations by the end of the first quarter, 2006. As such, any further discussion of Heartland and its operations in this report will be limited to the discussions included in our audited financial statements, Item 2. Properties, Item 3. Legal Proceedings, and Item 6. Management’s Discussion and Analysis or Plan of Operation. We have not yet formalized a plan to discontinue the Heartland operations. As such, our consolidated financial statements do not reflect Heartland as a discontinued operation. Similarly, since no plan of discontinued operation is in place, we cannot determine what the ultimate impact of the sale or discontinuation of the Heartland operations will have on our financial condition or results of operations.

Key Operating Strengths

We are an eighteen year-old company with strong management. Our principal objective is to be a leading developer and distributor of weight loss products and performance-based wellness systems. Our strategy to achieve this objective and maintain our position in the industry is to capitalize on our operating strengths, which include a strong product development capability, an attractive compensation plan for associates and an experienced management team.

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

Attractive Associate Compensation Plans and Benefits. We are committed to providing highly competitive compensation plans to attract and retain associates, who constitute our sales force.  We believe our associate compensation plans are some of the most financially rewarding in the network marketing industry.  We pay daily incentives for recruiting new associates and weekly commissions for product sales.  Our compensation plans are consistent plans, meaning associates can recruit and receive compensation daily and weekly for their business in any market in which we conduct business. To drive sales and provide product information and team management skills for associates, we sponsor events throughout the year which offer information about our products and the network marketing system. These meetings are designed to assist new associates with business development and provide a forum for product development, in addition to providing interaction with successful associates and our management.

Experienced Management Team.  Our management team includes individuals with expertise in various managerial disciplines, including marketing, customer service, information technology, finance and operations.  The current executive management team is responsible for developing an infrastructure to support growth, strengthen our financial condition, and improve operational controls.

Growth Strategy

We seek to grow our business by pursuing the following strategies:

New Associate and Preferred Customer Recruiting, Training and Development. We recognize the need to aggressively grow our associate sales force, thereby building new sales. On March 6, 2004, we announced the launch of our three-phase 2004 mass marketing preferred customer acquisition program using a free trial format. The three products, Prime One, AM-300 fat burning solution and ToppFast meal replacement shake, were packaged in two free trial programs and represented our core adaptogen and weight loss products, targeting consumer demand for increased energy, reduced belly fat and recognizable weight loss.

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

In September 2005, we introduced our new liquid nutritional supplement, Prime Delight. Prime Delight is pomegranate-based and combines powerful antioxidants with adaptogens and coenzyme Q10 (CoQ10) into an exceptional liquid supplement with a myriad of nutritional benefits. This proprietary formula can provide an essential addition to a heart-healthy lifestyle. Sales of Prime Delight began September 15, 2005, and represent approximately $600,000 of our 2005 revenue.

New Market Entry. We believe that, in addition to the U.S. and Canadian markets, significant growth opportunities continue to exist in international markets.  We intend to select new markets following an assessment of several factors including market size, anticipated demand for AMS products, receptivity to network marketing, and ease of entry, which includes consideration of possible regulatory restrictions on our products or network marketing system.  We will begin preparation for further international expansion as sales leadership develops.  We envision a seamlessly integrated associate compensation plan in each market that allows associates to receive commissions for global sales.  This seamless downline (associate’s sales organization, including the associate’s recruits and their recruits) structure would be designed to allow an associate to build a global network by creating downlines across national borders. Associates would not be required to establish new downlines or to re-qualify for higher levels of compensation in newly opened markets.  We believe that going to a seamless compensation plan provides significant motivation and reward for associates to expand internationally by entering these new markets. In August 2004, we announced the opening of marketing and distribution in Puerto Rico, including the implementation of our free trial program. Sales to Canada comprised approximately $214,000 of our 2005 net revenue.

New Product Introduction. Using our marketing demand and development capabilities, we will continue to introduce new products and continuously enhance existing products. In September 2005, we introduced our new liquid nutritional supplement, Prime Delight. Prime Delight is pomegranate-based and combines powerful antioxidants with adaptogens and coenzyme Q10 (CoQ10) into an exceptional liquid supplement with a myriad of nutritional benefits. This proprietary formula can provide an essential addition to a heart-healthy lifestyle.

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

•	Natural and Organic Foods - products such as cereals, milk, non-dairy beverages, and frozen entrees;

•	Functional Foods - products with added ingredients or fortification specifically for health or performance purposes; and

•	Personal Care - products combining nutrition with skin care.

We believe that the nutrition industry is being fueled by the following:

•	The public’s exposure to more widely accepted natural and homeopathic alternatives;

•	The generation of baby-boomers’ desire to slow down the aging process;

•	The national and worldwide trend toward preventive health care combining Eastern and Western medicine; and

•	The rapid product introductions taking place in response to scientific research fueled by new demand.

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

Products

Our primary product lines include nutritional, weight management and personal care. We currently market approximately 60 products, exclusive of variations in product size, colors or similar variations of our basic product line.

Nutritional. This product line includes antioxidants, minerals, vitamins, and other nutritional supplements.  The nutritional supplement products are designed to provide optimal absorption, bioavailability, and efficacy. During the years ended December 31, 2005, 2004 and 2003, 63.3%, 44.0% and 44.9% of our net marketing sales were derived from the 24 products in the nutritional category, which contain herbs, vitamins, minerals and other natural ingredients. The top-selling products in this category are Prime Delight, Prime One, Prime One Concentrate and Spark of Life liquid nutritional which totaled approximately 4.9%, 17.5%, 10.3% and 4.0%, respectively, of net marketing sales in 2005.

Weight Management.  This product line was developed to provide a comprehensive approach to weight management including the AM-300 and AM-5000 families of weight loss supplements, along with weight loss systems. During the years ended December 31, 2005, 2004 and 2003, the weight management category represented 23.3%, 46.3% and 48.0% of our net marketing sales. Sales were derived from the five products in the weight management category that we market under the AMS Health Sciences label.

Personal Care. This product line includes scientifically developed natural products designed to support healthy skin and hair. Products in this line include those from the Chambre International line and products acquired from Dr. Robert Nakamura and Immudyne Inc. During the years ended December 31, 2005, 2004 and 2003, 2.7%, 2.3% and 2.8% of our net marketing sales were derived from the 33 products in the personal care category.

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

Other Products and Services. Prior to focusing on nutritional, weight management and personal care products in October 1993, we marketed various packages of consumer benefit services provided by third-party providers. The only remaining benefit service we offer is a pre-paid legal service. The pre-paid legal services are provided by Pre-Paid Legal Services, Inc. This program membership represented less than 1% of our net marketing sales during 2005, 2004 and 2003.

New Product Identification. We are committed to continuous product innovation and improvement through market demand and products backed by science.  The mission of our science and product development is to develop products that deliver noticeable results, slow the aging process, reduce the risk of chronic illness, and promote long-term health.  New product ideas and research efforts are supported using a combination of our advisory talent and research, third-party studies and sponsored research.  We intend to dedicate resources for the science and development of new products and reformulation of existing products. Prior to introducing new products, we investigate product formulation as it relates to regulatory compliance and other issues.

For products on which we acquire the distribution or ownership rights, we maintain and access any and all science and research related to those products. For example, the acquisition of Prime One brought over 45 years of research and thousands of trials and studies on the Prime One products and ingredients.

We rely upon the product development staff of Chemins Company, Inc. and other manufacturers, independent researchers, vendor research departments and others for such services. When a new product concept is identified or when an existing product must be reformulated, the new product concept or reformulation project is generally submitted to Chemins for technical development and implementation. We continually review our existing products for potential enhancements to improve their effectiveness and marketability. While we consider our product formulations to be proprietary trade secrets, such formulations are not patented. Accordingly, there is no assurance that another company will not replicate one or more of our products.

Product Procurement and Distribution; Insurance. Essentially all of our product line in the weight management category is manufactured by Chemins Company, Inc. utilizing our product formulations. Naturtech manufactures essentially all of our nutritional product line, and essentially all of our product line in the personal care category is manufactured by GDMI, Inc. and Columbia Cosmetics, Inc.

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

We, like other marketers of products that are intended to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We have evaluated the risk associated with consumption of our current products and, based on the indemnification given by our manufacturers and the current product mix, we cancelled our product liability insurance in August 2005. Products containing ephedra, which represented 9.7% of our 2004 net sales, and none of our 2005 net sales, were not covered by our product liability insurance. All of our product manufacturers carry product liability insurance, which covers our products. Such product claims against us could adversely affect product sales, results of our operations, financial condition and the value of our common stock.

        All of the items in our product line include a customer satisfaction guarantee. Within 30 days of purchase, any retail customer or associate who is not satisfied with our product for any reason may return it or any unused portion to the associate from whom it was purchased or to us for a full refund or credit toward the purchase of another product. Associates may obtain replacements from us for products returned to them by retail customers if they return such products on a timely basis. Furthermore, in most jurisdictions, we maintain a buy-back program. Under this program, we will repurchase products sold to an associate, subject to a 10% restocking charge, provided the associate resigns and returns the product in marketable condition within 12 months of original purchase, or longer where required by applicable state law or regulations. We believe this buy-back program addresses a number of the regulatory compliance issues pertaining to network marketing systems. For the years ended December 31, 2005, 2004 and 2003, the cost of products returned to us was 7.1%, 3.7% and 0.9% of gross sales. The increase in 2004 and 2005 returns was due to the cancellation of first autoshipments under our free trial program. We believe the cost of returned products will trend back down to less than 1% of sales going forward.

Our product line is distributed principally from our facilities in Oklahoma City. Products are warehoused in Oklahoma City.

Network Marketing

We market and distribute our products through a network marketing system and sell directly to associates and preferred customers.  At December 31, 2005, we had approximately 15,000 "active" associates. To be considered "active" an associate must have purchased $50 in products or $22 on autoship of our products within the preceding 90 days. Network marketing is a form of person-to-person direct selling through a network of vertically organized independent distributors who purchase products at wholesale prices from the manufacturer for resale to retail consumers.  The emergence of readily available means of mass communication such as personal computers, facsimiles, low-cost long distance telephone services, and the Internet has contributed to the rapid growth of network marketing.  The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances.  We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not as readily available through other distribution channels. We believe our network marketing system appeals to a broad cross-section of people, particularly those seeking to:

•	Supplement family income;

•	Start a home business; or

•	Pursue employment opportunities other than conventional, full-time employment.

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

Our network marketing program encourages individuals to develop their own downline network marketing organizations. Each new associate is either linked to:

•	The existing associate that personally enrolled the new associate into our network marketing organization; or

•	The existing associate in the enrolling associate's downline as specified at the time of enrollment.

Growth of an associate's downline organization is dependent upon the recruiting and enrollment of additional associates within such associate's downline organization.

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

To aid associates in easily meeting the monthly personal product purchase requirement to qualify for bonuses, we developed the "autoship" in 1994. Under the autoship purchasing arrangement, associates establish a standing product order for an amount in excess of $22 that is automatically charged to their credit card or deducted from their bank account for goods shipped that month. At December 31, 2005, 2004 and 2003, we had approximately 30,663, 29,161 and 16,343 associates participating in the autoship.

We have two bonus structures which provide for payment of bonuses on product purchases made by other associates in an associate's downline organization, a secured infinity compensation plan, and a two-team, or binary, compensation plan. Under the secured infinity plan, associates derive income as follows:

•	First, associates earn profits by purchasing from our product line at wholesale prices (which are discounted up to 40% from suggested retail prices) and selling to customers at retail;

•	Second, associates earn profits from the products sold in the sign-up of new associates from our enroller and coding bonuses, which are tied to the downline organization;

•
Third, associates who establish their own downline organization may earn bonuses of up to 36% of bonus value on product purchases by associates within the first four levels of their downline organization;

•
Fourth, associates who have $600 per month of product purchases on their first and second levels combined, become directors and have the opportunity to build an additional director downline organization and receive additional bonuses of 4% of bonus value on product purchases by such downline organization;

•
Fifth, associates who have $1,200 per month of product purchases on their first and second levels combined, two director legs and $2,500 wholesale volume monthly in their downline, become silver directors and have the opportunity to build an additional silver director downline organization and receive additional bonuses of 5% of bonus value on product purchases by such downline organization;

•
Sixth, associates who have $1,800 per month of product purchases on their first level and second levels combined, two silver legs and have a total of $5,000 wholesale volume monthly in their downline, become gold directors and have the opportunity to receive an additional bonus of 3% of bonus value on product purchases by their silver director downline organization. In addition, gold directors have the opportunity to receive additional bonuses of up to 3% of bonus value on the product purchases by associates of silver director downline organizations that originate from their silver director downline organization through four generations; and

•
Seventh, associates who maintain the gold director requirements and develop three gold directors, each one from a separate leg of their downline organization plus $40,000 wholesale volume in downline organization, become platinum directors and have the opportunity to build an additional platinum director downline organization and receive additional bonuses of 5% of bonus value on product purchases by such downline organization.

Combining these levels of bonuses, our total "pay-out" on products subject to bonuses under the secured infinity compensation plan is approximately 63% of the bonus value of product sales, and 42.1% of total sales.

Under the binary plan, associates derive income as follows:

•	First, associates earn profits by purchasing from our product line at wholesale prices (which are discounted up to 40% from suggested retail prices) and selling to customers at retail;

•	Second, associates earn profits from the products sold in the sign-up of new associates from our enroller bonuses and weekly bonuses of 10% of bonus value on the pay side volume;

•
Third, associates who establish their own downline organization may earn the weekly bonus on the pay side volume, and a 50% matching bonus on the weekly bonuses of the first generation recruits in their downline organization;

•
Fourth, associates who have $5,000 per month of product purchases in their pay side volume, and have four personally enrolled active associates, become directors and have the opportunity to build an additional director downline organization and receive additional matching bonuses of 20% of the weekly bonuses of the second generation in their downline organization;

•
Fifth, associates who have $25,000 per month of product purchases in their pay side volume, and have four personally enrolled active associates, become silver directors and have the opportunity to build an additional silver director downline organization and receive additional matching bonuses of 10% of the weekly bonuses of the third generation in their downline organization;

•
Sixth, associates who have $50,000 per month of product purchases in their pay side volume, and have four personally enrolled active associates, become gold directors and have the opportunity to build an additional gold director downline organization and receive additional matching bonuses of 10% of the weekly bonuses of the fourth generation in their downline organization; and

•
Seventh, associates who have $100,000 per month of product purchases in their pay side volume, and have four personally enrolled active associates, become platinum directors and have the opportunity to build an additional platinum director downline organization and receive additional matching bonuses of 10% of the weekly bonuses of the fifth generation in their downline organization.

Each associate in our network marketing organization has a director, a silver director, a gold director and a platinum director. Each director has a silver director, a gold director and a platinum director. Each silver director has a gold director and a platinum director. Each gold director has a platinum director. As of December 31, 2005, we had 232 silver directors, 330 gold directors and 90 platinum directors.

We maintain a computerized system for processing associate orders and calculating bonus payments which enable us to remit such payments promptly. We believe that prompt and accurate remittance of bonuses is vital to recruiting and maintaining associates, as well as increasing their motivation and loyalty to us. We make weekly bonus payments based upon the previous week's product purchases, while most network marketing companies only make monthly bonus payments. During 2005, 2004 and 2003, we paid bonuses to 4,892, 9,565 and 6,824 associates, in the aggregate amounts of $5,231,879, $8,470,653 and $7,504,420, respectively.

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

From time to time, associates fail to adhere to the AMS policies and procedures, including those governing the marketing of our products or representations regarding the compensation plans.  We systematically review reports of alleged associate misbehavior.  Infractions of the policies and procedures are reported to a compliance committee that determines what disciplinary action may be warranted in each case.  If we determine that an associate has violated any of our policies and procedures, we may take a number of disciplinary actions.  For example, we may terminate the associate’s purchase and distribution rights completely, or impose sanctions such as warnings, fines, or probation.  We may also withdraw or deny awards, suspend privileges, withhold commissions until specific conditions are satisfied, or take other appropriate actions at our discretion. An in-house compliance department also routinely reviews associate activities.

We believe that the ability to efficiently manage distribution, compensation, manufacturing, inventory control and communications functions through the use of sophisticated and dependable information processing systems iscritical to our success.  To optimally support our customer base and core business processes, our information technology resources consist of a customized, Web-enabled order-entry system and an integrated system to manage inventory, production planning, fulfillment and financial information.  Our information systems are maintained by in-house staff and outside consultants. These systems are designed to provide, among other things, financial and operating data for management, timely and accurate product ordering, bonus payment processing, inventory management and detailed associate records. Since 1994, we have invested more than $3.3 million to enhance our computer and telecommunications systems.

Regulation

In the United States, as well as in any foreign markets in which we may sell our marketing products, we are subject to laws, regulations, administrative determinations, court decisions and similar compliance requirements and restrictions at the federal, state and local levels, collectively known as “regulations”. These regulations include and pertain to, among other things:

•	The formulation, manufacturing, packaging, labeling, advertising, distribution, importation, sale and storage of our products;

•
Our product claims and advertising, including label claims, direct claims and advertising, websites and testimonials, as well as claims and advertising by associates, for which we may be held responsible; and

•	Our network marketing organization and activities.

Products. The formulation, manufacturing, packaging, labeling, advertising, distribution and sale and storage of our products are subject to regulation by a number of governmental agencies. The federal agencies include the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency, or EPA. Our activities are also regulated by various codes and agencies of the states, localities and foreign countries in which our products are or may be manufactured, distributed or sold. The FDA, in particular, regulates the formulation, manufacturing and labeling of dietary supplements, cosmetics and skin care products, including many of our products.

The Dietary Supplement Health and Education Act of 1994, or DSHEA, revised the provisions of the Federal Food, Drug and Cosmetic Act, or FFDCA, concerning the composition and labeling of dietary supplements, which we believe is generally favorable to the dietary supplement industry. DSHEA created a new statutory category of products, or “dietary supplements”. This new category includes vitamins, minerals, herbs, amino acids, and other dietary substances for human use to supplement the diet. However, DSHEA grandfathered, with certain limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement containing a new dietary ingredient, or NDI, and placed on the market on or after October 15, 1994, must have a history of use or other evidence establishing a basis for “reasonable expectation of safety”. Manufacturers of dietary supplements using a “structure-function” statement or claim must have scientific substantiation that the statement is truthful, accurate, and not misleading. The majority of our sales come from products that are classified as dietary supplements under the FFDCA and DSHEA.

The labeling requirements for dietary supplements, with respect to labels affixed to containers, have been set forth in final regulations, effective March 23, 1999. These regulations include how to state the serving size, declare dietary ingredient information, and the proper detail and format required for the “Supplement Facts” box. During 1999, we revised our product labels to be in compliance with those regulations. Many states have also recently become active in the regulation of dietary supplement products. These states may require modification of labeling or formulation of certain of our products sold in these states, e.g. Texas, New York, and California. Finally, in recent years, California courts have grown increasingly active in consumer protection and “private Attorney General” lawsuits, some of which have targeted certain herbal supplement ingredients, such as Kava Kava or Ginseng. These suits have not directly affected our products or sales, but we continue to be aware of California’s Business and Professional Code (especially as to advertising of products), and litigation in California, particularly regarding Proposition 65 (or Prop 65), which disallows many ingredients (believed to be carcinogenic or otherwise unsafe) contained in products sold in that state. AMS has never been sued in California regarding such suits, and our regulatory attorney keeps us apprised of any supplement ingredients that are the subject of lawsuits there.

On January 6, 2000, the FDA published a Final Rule on permissible structure/function statements to be placed on labels and in brochures. Structure/function statements are claims of the benefit or positive effect of a product or an ingredient on the body’s structure or function. This regulation does not significantly change the way that the FDA interprets structure/function statements, since DSHEA was passed in 1994. Thus, we did not make any substantial label revisions based on this regulation regarding any of our structure/function product statements. Then on November 9, 2004, the FDA published a Notice in the Federal Register that the level of science needed to support a structure/function claim would be raised close to the current FTC standard, which is “competent and reliable scientific evidence”. We believe that AMS has adequate substantiation for all label claims used.

Ephedra and other “Stimulants.” As a marketer of products that are ingested by consumers, we are subject to the risk that one or more of the ingredients in our products may become the subject of adverse regulatory action. For example, one of the ingredients in our prior AM-300 product was ephedra, an herb that contains naturally-occurring ephedrine alkaloids. Our manufacturer used a powdered extract of that herb when manufacturing AM-300. We marketed AM-300 principally as an aid in weight management. The extract was an 8% extract, which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids.

On February 11, 2004, the FDA issued and published in the Federal Register its final rule on ephedrine-containing supplements, stating that since an “unreasonable risk” had been determined, such supplements would be considered “adulterated” under the FFDCA, and thus may not be sold. In essence, this final rule (or regulation) imposed a national ban on ephedrine supplements. The effective date of this regulation was April 12, 2004. We complied with the new regulation and ceased all sales and advertisement of AM-300 and any other ephedra-containing supplement as of April 12, 2004. The FDA has continuously and vigilantly enforced this total ban on ephedra-containing supplements. As recently as December 6, 2005, the FDA seized yet another shipment of such supplements distributed by companies in Gainesville, Texas and Eugene, Oregon.

For the future, the FDA and also Congress have indicated that they will consider whether alternatives to ephedra, other weight loss and energy stimulants (such as bitter orange), similarly carry an unreasonable risk to the central nervous system, and thus to human health. These proposals to limit stimulant ingredients, if finalized, may necessitate reformulations of some of our weight loss products.

Also, in the aftermath of the ephedra ban, on April 22, 2004, in comments before a scientific meeting, then Acting FDA Commissioner, Lester Crawford (and for some months during 2005, FDA Commissioner), outlined what an FDA press release termed a “science-based plan for dietary supplement enforcement”. The press release went on to say that the agency “would soon provide further details about its plan to ensure that the consumer protection provisions of DSHEA are used effectively and appropriately”. Referring to its recent rulemaking on ephedra, the FDA also stated that it “expects to evaluate the available pharmacology, published literature …, evidence-based reviews, and adverse event information” of “individual dietary supplements”. Soon afterwards, this promised FDA document was issued, with the title “Regulatory Strategy for the Further Implementation and Enforcement of the Dietary Supplement Health and Education Act of 1994”. No new regulations or proposed rules pursuant to this strategy have yet been issued, except that the FDA has recently welcomed and received comments from the industry for a better procedure for the FDA to review a company’s safety information as to a new dietary ingredient, or NDI, in an NDI Notification. The final Guidance document concerning NDI Notifications has not yet been issued by the FDA. At this time, NDI Notifications are not required for any AMS products.

Anti-DSHEA Proposed Legislation. Finally, as the press, the FDA, and members of Congress and of the supplement industry have all predicted, the very issuance of the final rule on ephedra has caused Congress to rethink DSHEA, specifically as to how safety in supplements may be ensured, and also as to whether specific categories of dietary ingredients should not be permitted at all. In particular, there is growing sentiment (including from one herbal trade association) to make Adverse Event Reporting (AERs) mandatory for all manufacturers and marketers of dietary supplements, so that the FDA may take action more quickly than it did on ephedra, when a harmful herb or other ingredient is suspected. Since February 2003, there have been several bills proposed in Congress that would amend DSHEA, make safety safeguards stricter, even approaching the rigor and reporting required for FDA-regulated drugs. Some examples are as follows:

S. 722 - The Dietary Supplement Safety Act was introduced by Senator Richard Durbin in March 2003, and would greatly undermine DSHEA, especially Section 4 regarding safety, giving the FDA new powers of oversight and blanket authority over whole categories of supplements, including stimulants. Stimulants are used in many weight loss products, including some of our supplements. To the best of our knowledge, this bill and the bill described below (though perhaps under different numbers) are still pending.

H.R. 3377: Beginning on October 28, 2003, Senator McCain chaired Senate Hearings on whether DSHEA adequately protects consumers. Also on October 28, Cong. Susan Davis and Cong. Henry Waxman introduced The Dietary Supplement Access and Awareness Act, H.R. 3377, purporting to be about safety and access for consumers to supplements, but actually recommending severe restrictions and dramatic redefinitions of what constitutes a dietary supplement. This bill would impose several requirements for supplements, including unprecedented FDApre-approval as well as strict AER reporting, and excludes only vitamins and minerals from such new requirements. Like S. 722, this bill would reverse the safety burden of proof in Section 4 of DSHEA (one of the industry’s victories in 1994), and instead require the manufacturer to demonstrate safety, rather than the burden being on the FDA to show “imminent hazard” or “unreasonable risk”.

So far, neither of the bills above, nor any other proposed legislation that would undermine DSHEA or impose additional requirements on supplements, have passed. With the help of our regulatory attorney, we will continue to monitor these anti-DSHEA bills, and determine if any of them become a serious threat to our business. In addition, the two major trade associations of the dietary supplement industry—the American Herbal Products Association, or AHPA, and the National Natural Foods Association, or NNFA—have both been actively lobbying against any bills that would require or lead to unreasonable restraints on the manufacture, labeling, and marketing of dietary supplements.

Formulation. Logically, when an ingredient is a known substance, that is, was on the market as a food or a supplement prior to passage of DSHEA (October 15, 1994), it is “grandfathered in”, and allowed in a supplement with no premarket requirement—though still subject to FDA safety enforcement. Conversely, under Section 8, new dietary ingredients (NDIs) are subject to a premarket notification requirement, whereby the manufacturer must demonstrate that the new supplement containing this new substance has a reasonable expectation of safety. NDI notifications--which include toxicology and animal studies--must be filed 75 days before marketing the new supplement. AMS does not include new dietary ingredients in its supplement formulas, but rather uses well-studied and traditional herbs and food ingredients. Thus, we have never been required to file an NDI Notification.

Manufacturing. Pursuant to current law, dietary supplements are manufactured using food GMPs, which stands for good manufacturing practices. DSHEA empowered the FDA to issue specialized GMPs for dietary supplements, but several years passed before the FDA took the next step in the rule-making process. On March 13, 2003, the FDA published a proposed rule in the Federal Register which proposed comprehensive GMPs for supplements and dietary ingredients. The FDA accepted public comments on the proposed GMPs until June 11, 2003; final GMPs for supplements will be promulgated after the FDA has reviewed the public comments. Once final GMP regulations become effective, our manufacturer will be required to adhere to them. The FDA will most likely institute an effective date for the GMPs which will allow our manufacturer a reasonable amount of time to conduct this review and, if necessary, revise its manufacturing operations to comply with the final GMP regulations. Typically, the effective date for new manufacturing and labeling regulations is 12 months after the promulgation of the final rule or new regulation. As of March 2, 2006, the FDA had not yet published this final rule on GMPs, but it is promised and expected in the next few months.

Advertising and Website. The FDA considers website promotional content to constitute “labeling”, and thus our website must not contain disease claims or drug claims, but only permissible structure/function claims. The FTC governs the advertising of dietary supplements, in any medium or vehicle—print ads, radio spots, infomercials, etc., including Internet ads and websites. The fundamental FTC rule is that all material advertising claims, whether express (direct) or implied, must be substantiated by reliable and competent scientific evidence. Because our website must comply with both FDA and FTC regulations, we routinely ask our regulatory compliance counsel to review certain web pages, especially the content of new product promotions. When necessary, our regulatory counsel also reviews the scientific substantiation for particular claims (again, especially for newer products such as Prime One, an anti-stress and weight loss product) to determine if it is sufficient, and also that there are no disease claims present, the main FDA issue.

We also require associate websites to be in compliance with FDA and FTC regulations. As such, and to ensure Internet compliance, associates may only copy or link to our corporate website. Any independent websites are absolutely unauthorized, and their creators are solely liable for defending any regulatory enforcement actions. Violation of this policy may result in termination by us. This policy was explicitly conveyed to all associates via a formal letter/ notice, prepared in 2004 by our Chief Financial Officer (CFO) and our regulatory counsel, and signed by our CFO.

In markets outside the United States, prior to commencing operations or marketing products, we may be required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency.  Approvals or licensing may be conditioned on reformulation of our products for the market or may be unavailable with respect to certain products or product ingredients. We must also comply with local product labeling and packaging regulations that vary from country to country.  Foreign regulatory requirements have not placed a significant burden on our ability to operate in current foreign countries.

FDA Actions and Updates in 2005. The entire year of 2005 has been a very busy, political, and turbulent year for the FDA, notably with the confirmation and then the sudden resignation of Commissioner Lester Crawford. Other significant events concerned:

•	Controversy over the Plan B birth control pill, including the OTC version

•	Withdrawal from the market of Vioxx and other Cox-2 inhibitor drugs

•	Consequently, a renewed urging from Congress to install an independent agency, separate from the FDA’s drug approval division (CDER), for the post-market monitoring of drug safety

•	Concern regarding the possible spread of avian flu to human to human contagion and the beginning of a pandemic, combined with insufficient or unreliable prevention and treatment

•	Continued emphasis on food safety, and counter-bioterrorism

Thus, the compliance spotlight has not been on dietary supplements in 2005. Nevertheless, we have seen an overall increase in FDA inspections of supplement facilities (both manufacturing and distributors), an increase in detention actions on supplement shipments, and more rigorous and more numerous Warning Letters sent to manufacturers and suppliers regarding supplements being marketed with disease claims and/or drug claims, especially via Internet promotions.

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

In recent years, the FTC has initiated numerous investigations of and actions against dietary supplement, weight management, and cosmetic products and companies.  The FTC issued a guidance document (in November 1998, but still current) to assist companies in understanding and complying with the substantiation requirement for advertising claims for supplements.  We have organized the documentation supporting and substantiating our advertising and promotional practices in compliance with these guidelines. Neither we nor our products have ever been the target of an FTC investigation. Our Director of Marketing works closely with our regulatory counsel to assure the proper level of substantiation of all advertising claims, regardless of vehicle or medium, e.g., TV commercial, website, or testimonial, etc.

Moreover, the FTC has joint jurisdiction with the FDA over supplements: the FDA focuses on the manufacturing and labeling, while the FTC focuses on advertising, including infomercials and testimonials. In particular, in 2005 the FTC has been especially active, using this overlapping and joint jurisdiction with the FDA in its combined agency enforcement mechanism called “Cyber Stings”--via the FTC’s monitoring of supplement claims found on Internet advertising, (beginning about five years ago) a relentless program termed Operation Cure.all. With this Internet surveillance, both agencies search promotional websites, the FTC tracking down deceptive claims, and the FDA monitoring for drug or disease claims. For example, two or three months ago, these two federal agencies issued a joint notice condemning and forbidding herbal products and dietary supplements generally marketed to “treat” avian flu.

When the FTC finds compliance violations, the FDA then sends out Warning Letters regarding these Internet claims, called “Cyber Letters”. In particular, as to diet products, the FTC in 2004 issued specific new guidelines for permissible weight loss claims, prohibiting claims that the Commission considers to be “infeasible”, or unable to be supported by current science. Our regulatory counsel keeps us fully apprised of all such new guidelines and regulations, via compliance updates sent twice per month.

In addition to the focus on supplements claiming to treat serious diseases such as cancer, these federal agencies keep a vigilant eye on false and misleading weight loss claims. The FTC, under its “Big Fat Lie” initiative, has flagged and prosecuted certain claims as “infeasible” under current science, e.g., permanent weight loss with no diet or exercise. In an action that may be pertinent to us, the FTC in early 2005 objected to some weight loss claims involving lessening stress and the hormone cortisol, including an enforcement action against the formulator and marketers of CortiSlim. We are watching such enforcement actions closely, to determine the FTC’s parameters regarding such stress and weight claims, which would affect some of our newer products.

In an enforcement action in early June, 2005, the FTC cited numerous companies making anti-aging claims that seemed too good to be true, such as, “Turn back the clock”. We observe that all of these companies were marketing Human Growth Hormone (HGH) products, or supplements containing precursors to HGH—which is not contained in any of our products. Nonetheless, this massive initiative and other FTC actions shows that the Commission’s newest focus (after weight loss claims) will be youth and anti-aging claims. We do market certain dietary supplements in this arena, making claims such as “reduces oxidative stress” and “neutralizes free radicals”. Thus, we have asked our regulatory attorney to review and monitor such claims, in light of the FTC’s current policy.

To determine whether certain claims are deceptive, the FTC is authorized to initiate comprehensive investigations. The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially, using compulsory process, cease and desist orders, and injunctions.  FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, disgorgement of profits, consumer redress, divestiture of assets, rescission of contracts, and such other relief as the agency deems necessary to protect the public.  Most FTC deceptive advertising cases are resolved with Settlement Orders, often including consumer redress (i.e., monetary payments which can measure in the millions), and injunction-like provisions forbidding misrepresentations and requiring “competent and reliable scientific evidence” (and sometimes disclaimers) for all future claims. Violation of these orders could result in substantial financial or other penalties.  We have not been notified that we have been, or are the subject of, any enforcement action by the FTC, but such action in the future by the FTC could materially adversely affect our ability to successfully market our products. That is why we pay careful attention to new guidelines and recent investigations launched, complaints filed, and fines imposed by the FTC, as shown above.

One New Product. In the past year we have formulated and marketed one new product: a pomegranate-based liquid, with adaptogens and CoQ10 included, called Prime Delight, which is labeled and promoted as a dietary supplement. Our regulatory counsel has reviewed its label, claims, and advertising campaign. It has been on the market since September 2005. We are currently revising the Prime Delight brochure and website. We have not launched any new ad campaigns or themes for existing products.

Compliance Efforts. We attempt to remain in full compliance with all applicable laws and regulations governing the manufacture, labeling, sale, distribution and advertising of our dietary supplements. We retain special legal counsel for advice on both FDA and FTC legal issues. In particular, we work closely with regulatory compliance legal counsel who specializes in DSHEA regulations for label revisions, content of structure/function statements, advertising copy, website content—and, in particular, the position of the FDA on stimulant-containing products, and the position of the FTC on marketing “anti-aging” supplements. During 2005, we have received no compliance enforcement letters or correspondence of any sort from the FDA or FTC, or from any state regulatory agency or department. Nor have our facilities been the object of any inspections or audits.

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

•	Result in enforcement action and imposition of penalties;

•	Require modification of our network marketing system;

•	Result in negative publicity; or

•	Have a negative effect on associate morale and loyalty.

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

Two important Federal Trade Commission cases have established legal precedent for determining whether a network marketing system constitutes an illegal pyramid scheme. The first, IN RE KOSCOT INTERPLANETARY, INC., 86 F.T.C. 1106 (1975), set forth a standard for determining whether a marketing system constituted a pyramid scheme. Under the KOSCOT standard, a pyramid scheme is characterized by the participants' payment of money to a company in return for:

•	The right to sell a product; and

•	The right to receive, in return for recruiting other participants into the program, rewards that are unrelated to sales of the product to ultimate users.

Applying the KOSCOT standard in IN RE AMWAY CORP., 93 F.T.C. 618 (1979), the FTC determined that a company will not be classified as operating a pyramid scheme if the company adopts and enforces policies that in fact encourage retail sales to consumers and prevent “inventory loading”. Inventory loading occurs when associates purchase large quantities of non-returnable inventory to obtain the full amount of compensation available under the system. In AMWAY, the FTC found that the marketing system of Amway Corporation did not constitute a pyramid scheme, noting the following Amway policies:

•	Participants were required to buy back, from any person they recruited, any salable, unsold inventory upon the recruit leaving Amway;

•	Every participant was required to sell at wholesale or retail at least 70% of the products bought in a given month in order to receive a bonus for that month; and

•	In order to receive a bonus in a month, each participant was required to submit proof of retail sales made to 10 different consumers.

We believe that our network marketing system is not classified as a pyramid scheme under the standards set forth in KOSCOT, AMWAY, and other applicable law. In particular, in most jurisdictions, we maintain an inventory buy-back program to address the problem of inventory loading. Pursuant to this program, we repurchase products sold to an associate (subject to a 10% restocking charge) provided that the associate:

•	Resigns; and

•	Returns the product in marketable condition within 12 months of original purchase, or longer where required by applicable state law or regulations.

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

In the event of challenges to the legality of our network marketing system by associates, we would be required to:

•	Demonstrate that our network marketing policies are enforced; and

•	That the network marketing system and associates' compensation thereunder serve as safeguards to deter inventory loading and encourage retail sales to the ultimate consumers.

In WEBSTER V. OMNITRITION INTERNATIONAL, INC., 79 F.3d 776 (9th Cir. 1996), the United States Court of Appeals held that a class action brought against Omnitrition International, Inc., a multilevel marketing seller of nutritional supplements and skin care products, should be allowed to proceed to trial. The plaintiffs, former associates of Omnitrition's products, alleged that Omnitrition's selling program was an illegal pyramid scheme and claimed violations of Racketeer Influenced and Corrupt Organizations Act and several federal and state fraud and securities laws. Despite evidence that Omnitrition complied with the AMWAY standards, the court ruled that a jury would have to decide whether Omnitrition's policies, many of which apparently were similar to compliance policies adopted by us, were adequate to ensure that Omnitrition's marketing efforts resulted in a legitimate product marketing and distribution structure and not an illegal pyramid scheme. We believe that our marketing and sales programs differ in significant respects from those of Omnitrition, and that our marketing program complies with applicable law. The two most significant differences are:

•	The Omnitrition marketing plan required associates to purchase $2,000 in merchandise in order to qualify for bonuses as compared to $22 on autoship under our marketing program; and

•	The Omnitrition inventory repurchase policy was limited to products that were less than three months old as compared to one year under our inventory repurchase policy.

•	Lessons from the OMNITRITION case are that:

•	A selling program which operates to generate only the minimum purchases necessary to qualify for bonuses is suspect; and

•	A selling program must operate to generate purchases independently of the payment of bonuses in order to have a legitimate product marketing and distribution structure.

We believe that our selling program operates to generate significant purchases for “intrinsic value” as demonstrated by our sales figures. During the month of December 2005, 9,888 of our associates placed a total of 12,097 orders averaging $61 in size, while only a single $22 on autoship per month is necessary to qualify for bonuses. In view of the holding of the court of appeals in the OMNITRITION case, however, there is no assurance that, if challenged, we would prevail against private plaintiffs alleging violations of anti-pyramid and securities laws. A final ruling against us in such a suit could result in the imposition of a material liability against us. Moreover, even if we were successful in defending against such suit, the costs of such defense, both in dollars spent and in management time, could be material and adversely affect our operating results. In addition, the negative publicity of such a suit could adversely affect our sales and ability to attract and retain associates.

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

We believe that our marketing program is significantly different from the program allegedly promoted by Nutrition for Life and that our marketing program is not in violation of anti-pyramid laws or regulations. Two issues in the Nutrition for Life matter were: (1) a $1,000 buy-in urged on new recruits, and (2) the paying of commissions on product vouchers prior to the actual delivery of product. By design, our marketing program offers no incentive to anyone to make a large personal purchase, nor do we use product vouchers. Actual average order size in December 2005 was $61. As stated before, there is no assurance that claims similar to the claims brought against Nutrition for Life and other multilevel marketing organizations will not be brought against us, or that we will prevail in the event any such claims were made.

Intellectual Property

Trademarks. We have developed and use registered trademarks in our business, particularly relating to the corporate and product names.  We use several trademarks and trade names in connection with our marketing products and operations. As of December 31, 2005, we had 28 federal trademark registrations with the United States Patent and Trademark Office. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.  We have filed applications and own trademark registrations, and we intend to register additional trademarks in foreign countries where our products are or may be sold in the future.  Protection afforded registered trademarks in some jurisdictions may not be as extensive as the protection available in the United States.

We also claim ownership and protection of certain product names, unregistered trademarks, and service marks under common law.  Common law trademark rights do not provide the same level of protection afforded by registration of a trademark.  In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used.  We believe these trademarks, whether registered or claimed under common law, constitute valuable assets, adding to our recognition and the marketing of our products.  We therefore believe that these proprietary rights have been, and will continue to be, important in enabling us to compete.

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

Similar factors are also characteristic of products comprising our other product lines.  There can be no assurance that we will be able to effectively compete in this intensely competitive environment.  In addition, nutritional, personal care, and weight management products can be purchased in a wide variety of distribution channels, including retail stores.  Our product offerings in each product category are relatively few compared to the wide variety of products offered by many of our competitors, and are often premium priced.  As a result, our ability to remain competitive depends in part upon the successful introduction of new products and enhancements of existing products.

We also compete with other network marketing organizations for the time, attention, and commitment of new and current associates.  Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining associates.  We believe that we offer rewarding associate compensation plans and attractive associate benefits and services.  To the extent practicable, our associate compensation plans are designed to be seamless, permitting international expansion without re-qualification or re-entry requirements.  We pay incentives weekly, reducing the time an associate must wait between purchase and sale of products and payment of commissions.  There can be no assurance that our programs for recruiting and retaining associates will be successful.  We also compete for the time, attention, and commitment of this independent associate force.  The pool of individuals interested in the business opportunities presented by network marketing tends to be limited in each market, and is reduced to the extent other network marketing companies successfully recruit these individuals into their businesses.  Although we believe that we offer an attractive opportunity for our associates, there can be no assurance that other network marketing companies will not be able to recruit our existing associates or deplete the pool of potential associates in a given market.

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

Employees

As of December 31, 2005, we had 38 full-time and six part-time employees, consisting of three executive officers, 13 involved in administrative activities, five involved in marketing activities, 12 involved in customer service and business development activities and five involved in shipping activities. Our employees are not represented by a labor organization. We consider our employee relations to be good.

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

ITEM 2. PROPERTIES

We maintain our executive offices in our state-of-the-art distribution and call center located at 711 NE 39th Street, Oklahoma City, OK 73105. The 23,346 square foot, $1.3 million facility was completely paid for in January 2004. Prior to this, we leased our executive offices on 2601 NW Expressway, Oklahoma City, OK. Those offices are now sub-leased, as they are still under contract through May 31, 2008.

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

On February 6, 2006, AMS Health Sciences, Inc. and AMS Manufacturing, Inc. filed a lawsuit against Truett McCarty, AMS Health Sciences, Inc. and AMS Manufacturing, Inc. v. Truett McCarty, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-2006-981. We allege that Mr. McCarty defrauded us in the sale of his stock in Heartland Cup, Inc. by failing to disclose the true amount of Heartland Cup, Inc.'s accounts payable. In addition, we allege that this failure was a breach of the stock purchase agreement Mr. McCarty signed. Mr. McCarty has not filed an answer. However, we expect him to do so and to allege a counterclaim against us based upon our decision to withhold further payments to him under a promissory note from Heartland to Mr. McCarty. We deny liability to Mr. McCarty and will vigorously defend any counterclaim.

On November 22, 2005, we filed a declaratory judgment action against Vaughn Feather in the Oklahoma County District Court. The case was removed to federal court on December 29, 2005 and is now styled as, AMS Heath Sciences, Inc. v. Vaughn Feather, Western District of Oklahoma, Case no. CIV-05-1522. The action is a request by for a judicial declaration that we are no longer bound to pay royalties to Feather under the terms of the previous Royalty Agreement between us and Feather pursuant to which we were paying royalties for proprietary products and formulas that we believed to no longer be proprietary. We are not seeking damages or any return of previous royalties; however, a favorable outcome would result in an end to our obligation to pay royalties to Feather, which typically exceed $10,000 per month. We are awaiting a ruling on Feather's motion to dismiss the action for lack of personal jurisdiction or to transfer the action to California federal court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

From November 6, 1997 to June 14, 1999, our common stock was traded on the Nasdaq SmallCap Market under the symbol "AMSO". On June 15, 1999, our common stock began trading on the American Stock Exchange under the symbol "AMM".

On March 27, 2006, the closing sale price of our common stock on the American Stock Exchange was $0.57. We believe there are approximately 1,550 holders of our common stock. The following table sets forth the high and low sale price of our common stock on the American Stock Exchange.

	Common Stock Sales Prices
	High	Low
2005--Calendar Quarter Ended:
March 31	$5.75	$2.59
June 30	$2.63	$1.64
September 30	$2.90	$1.71
December 31	$1.59	$0.63
2004--Calendar Quarter Ended:
March 31	$5.33	$3.66
June 30	$6.34	$5.12
September 30	$6.50	$2.87
December 31	$5.98	$2.66

We have never declared or paid cash dividends on our common stock.  We currently intend to retain future earnings, if any, to fund the development and growth of our business.  Future cash dividends, if any, will be determined by the Board of Directors and will be based on earnings, available capital, financial condition, and other factors deemed relevant by the Board of Directors.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,950,009	$3.58	1,174,991
Equity compensation plans not approved by security holders	---	---	---
Total	1,950,009	$3.58	1,174,991

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto under Item 7 below.

General

Since 1996, our business and operations have been significantly affected by the acquisitions of, or acquisitions of the assets of, Miracle Mountain International, Inc., Chambre International, Inc., Stay 'N Shape International, Inc., Solution Products International, Inc., Nation of Winners, Inc., Now International, Inc., ToppMed Inc. and LifeScience Technologies Inc., or LST. Over the years, these acquisitions and asset purchases have added 11,790 associates to our ranks and numerous products to our product line.

On January 4, 2001, we purchased the LST group of companies for $1.2 million and a five year payment of $41,667 per month, or 5% of the gross sales of LST products, whichever is greater. As a result of this acquisition, we added 14 products and over 5,000 associates. We paid the balance of the acquisition note, plus accrued interest, in full on January 29, 2004.

On September 9, 2005, we entered into a definitive Stock Purchase Agreement with Heartland and its principal shareholder for the purchase of all of the principal shareholder’s stock in Heartland. Upon closing of the Stock Purchase Agreement, we acquired 2,000,000 shares, or approximately 83% of the outstanding capital stock of Heartland, for 200,000 shares of our common stock. In addition, we paid approximately $200,000 to acquire the remaining shares of Heartland. Heartland is a manufacturer of foam cups, distributed through a number of contracts.

Heartland has exclusive contracts with the State of Oklahoma and the Department of Defense, as well as a number of restaurants, and one of the large airlines.

As described in Item 3. Legal Proceedings, we have filed suit against Truett McCarty with the District Court of Oklahoma County, State of Oklahoma relating to our acquisition of Heartland. We believe that Mr. McCarty has both defrauded us regarding the financial conditions and results of operations of Heartland, as well as breached certain representations and warranties in the stock purchase agreement relating to the Heartland acquisition. It is our belief that, had we been aware of the true facts and circumstances regarding Heartland’s financial condition and historical results of operations, we would not have purchased Heartland. We presently believe that the dedication of our time and attention to Heartland is neither in our or our stockholders’ best interests. As a result, we expect to either sell Heartland or discontinue its operations by the end of the first quarter, 2006. As such, any further discussion of Heartland and its operations in this report will be limited to the discussions included in our audited financial statements, Item 2. Properties, Item 3. Legal Proceedings, and Item 6. Management’s Discussion and Analysis or Plan of Operation. We have not yet formalized a plan to discontinue the Heartland operations. As such, our consolidated financial statements do not reflect Heartland as a discontinued operation. Similarly, since no plan of discontinued operation is in place, we cannot determine what the ultimate impact of the sale or discontinuation of the Heartland operations will have on our financial condition or results of operations.

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

Throughout this report, “net sales” represents the gross sales amounts reflected on our invoices, less discounts and sales returns. All of our marketing products include a customer satisfaction guarantee. Our marketing products may be returned within 30 days of purchase for a full refund or credit toward the purchase of another product. We also have a buy-back program whereby we repurchase marketing products sold to an independent associate (subject to a restocking fee), provided the associate terminates his/her associateship agreement with us and returns the product within 12 months of original purchase in marketable condition. We receive our net sales price in cash or through credit card payments upon receipt of orders from associates for our marketing sales and in cash or check, not more than 30 days after delivery for our manufacturing sales.

Our “gross profit” consists of net sales less:

•
Commissions and bonuses, consisting of commission payments to associates based on their current associate level within their organization, other one-time incentive cash bonuses to qualifying associates, and commission payments to manufacturing sales representives;

•
Cost of products, consisting of the prices we pay to our manufacturers for marketing products, raw materials, research and development, supplies for the factory, factory employee costs and royalty overrides earned by qualifying associates on sales within their associate organizations; and

•	Cost of shipping, consisting of costs related to shipments, duties and tariffs, freight expenses relating to shipment of products to associates or manufacturing customers and similar expenses.

We recognize marketing revenue upon shipment of products, training aids and promotional material to our independent associates. All of our marketing customers pay for sales in advance of shipment. As such, we have no trade receivables. We used to make loans to associates, which were repayable in five years or less, and which were secured by commissions controlled by us. Associate loans are no longer allowed. Interest rates on loans were typically two percent or more above the Prime rate and were fixed. All loans are secured by commission payment sources that are within our control, but subject to increases and decreases depending upon associate sales activity. Management determined that there was a possibility of default on the associate loans. At December 31, 2005, we reserved $147,491 as an allowance for doubtful accounts in connection with the associate loans. Total associate loans still outstanding at December 31, 2005 totaled $212,159. We recognize manufacturing revenue upon shipment of goods to our customers. Products are sold on varying terms, the most common being net 30 days, creating trade receivables.

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

We use an asset and liability approach to account for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. A valuation allowance is established if, in management's opinion, it is more likely than not that some portion of the deferred tax asset will not be realized. All evidence, both positive and negative, is considered to determine whether a valuation allowance is needed for some or all of a deferred tax asset. Judgment must be used in considering the relative impact of negative and positive evidence. The more negative evidence that exists, (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed. At December 31, 2005, our deferred tax asset was approximately $5,300,000. Based on the above factors and management’s evaluation, we determined that a valuation allowance should be established for the entire deferred tax asset.

We write down our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if written-off inventory is sold. At December 31, 2005, we established a marketing inventory obsolescence reserve of approximately $86,000 for estimated obsolete or unsalable inventory. We believe all manufacturing inventory can be sold and is not subject to spoilage, obsolescence, etc., and as such, at December 31, 2005, there is no manufacturing inventory reserve.

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

Warrant Exercises and Redemptions. On December 10, 2003 we announced the redemption of all outstanding redeemable stock purchase warrants and the underwriter warrants not exercised by January 16, 2004. Rather than have their warrants redeemed, substantially all of the holders of the redeemable stock purchase warrants and the underwriter warrants exercised their warrants on or before the redemption date. Proceeds from the redeemable stock purchase warrants and the underwriter warrant redemption totaled $5,394,615, including $2,112,734 in 2003 and $3,281,881 in 2004, and payment for unexercised warrants was $11,870.

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

Results of Operations

The following table sets forth, as a percentage of net sales, selected consolidated results of our operations for the years ended December 31, 2005, 2004 and 2003. The selected consolidated results of operations are derived from our audited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

	For the Years Ended December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$13,701,324	100.0%	$18,203,497	100.0%	$18,486,178	100.0%
Cost of sales:
Commissions and bonuses	5,234,414	38.2	8,470,653	46.5	7,797,448	42.2
Cost of products	3,783,130	27.6	4,154,968	22.8	3,423,006	18.5
Cost of shipping	1,418,512	10.4	1,962,900	10.8	1,529,882	8.3
Total cost of sales	10,436,056	76.2	14,588,521	80.1	12,750,336	69.0
Gross profit	3,265,268	23.8	3,614,976	19.9	5,735,842	31.0
Marketing, distribution and
administrative expenses:
Marketing	1,169,768	8.5	1,536,777	8.4	1,538,981	8.3
Distribution and administrative	5,972,700	43.6	6,684,801	36.7	7,124,894	38.5
Total marketing, distribution and
administrative expenses	7,142,468	52.1	8,221,578	45.2	8,663,875	46.9
Loss from operations	(3,877,200)	(28.3)	(4,606,602)	(25.3)	(2,928,033)	(15.8)
Other income (expense):
Interest and dividends, net	(3,159)	(0.0)	162,161	0.9	(74,704)	(0.4)
Other income (expenses	147,111	1.0	113,236	0.6	(156,963)	(0.8)
Total other income (expense	143,952	1.0	275,397	1.5	(231,667)	(1.3)
Loss before income taxes	(3,733,248)	(27.3)	(4,331,205)	(23.8)	(3,159,700)	(17.1)
Income tax	32,835	0.2	1,936,262	10.6	(590,839)	(3.2)
Net loss	$(3,766,083)	(27.5)%	$(6,267,467)	(34.4)%	$(2,568,861)	(13.9)%

Comparison of 2005 and 2004

Our net sales during the year ended December 31, 2005, decreased by $4,502,173, or 24.7%, to $13,701,324 from $18,203,497 during the year ended December 31, 2004. At December 31, 2005, we had approximately 15,000 “active” associates compared to approximately 55,000 at December 31, 2004. An associate is considered to be “active” if he or she has made a product purchase of $50 or more from us or is enrolled in our autoship program within the previous 90 days. On April 5, 2005, we announced that we were ending the free trial program due to the lack of retention required to make the program profitable long term. In connection with the reduction in sales, on April 20, 2005, we announced the implementation of expense reductions designed to better align expenses with revenue. Due to the continued decrease in sales we implemented additional expense reductions and employee layoffs in August and December. Manufacturing revenues accounted for $1,094,999, or 8.0%, of 2005 sales.

Our cost of sales during 2005 decreased by $4,152,465, or 28.5%, to $10,436,056 from $14,588,521 during 2004. Total cost of sales, as a percentage of net sales, decreased to 76.2% in 2005 from 80.1% during 2004. The decrease in cost of sales was attributable to:

•	a decrease of approximately $3,236,000 in associate commissions and bonuses due to the cessation of our free trial program and lower sales volume;

•
a decrease of approximately $372,000 in the cost of products sold due to the cessation of our free trial program and lower sales volume, offset by approximately $892,000 cost of products from our manufacturing operations; and

•	a decrease of approximately $544,000 in shipping costs primarily due to cessation of our free trial program and lower sales volume.

Our manufacturing cost of sales represented $919,207, or 8.8%, of our total cost of sales. Marketing cost of sales as a percentage of net marketing sales was 75.5% and manufacturing cost of sales as a percentage of net manufacturing sales was 83.9%.

The factors discussed above resulted in a decrease in gross profit of $349,708, or 9.7%, to $3,265,268 during 2005 from $3,614,976 during 2004.

Marketing expenses decreased 367,009, or 23.9%, to $1,169,768 during the year ended December 31, 2005, from $1,536,777 during the same period in 2004. The decrease in expense was primarily attributable to a decrease in promotion expense of approximately $385,000.

Distribution and administrative expenses decreased $712,101, or 10.7%, to $5,972,700 during the year ended December 31, 2005, from $6,684,801 during the same period in 2004. This decrease was primarily attributable to:

•	a decrease in staffing and related payroll cost of approximately $483,000;

•	a decrease in professional services of approximately $346,000 related to legal expense, consulting expense and temporary employees;

•	a decrease in rent expense of approximately $339,000 related to the recording of a lease abandonment accrual in 2004;

•	a decrease in vehicle and equipment expense of approximately $119,000 related primarily to lower repair and maintenance costs;

•	a decrease in depreciation and amortization of approximately $106,000 related to the sale of various assets in 2004 and early 2005; and

•	a decrease in administrative expense of approximately $248,000 primarily due to lower bank service charges, employee relations expenses and sales tax expenses.

These decreases were partially offset by:

•	an increase in bad debt expense of approximately $175,000 related to the reserves for doubtful accounts related to accounts and notes receivable;

•	an increase in shareholder relations of approximately $48,000; and

•	administrative expenses from our manufacturing operations of approximately $698,000, consisting primarily of approximately $170,000 in employee costs and approximately $379,000 in utility expense.

The marketing, distribution and administrative expenses as a percentage of net sales increased to 52.1% in 2005, from 45.2% in 2004. Marketing, distribution and administrative expense as a percentage of net sales for our manufacturing operations were 66.3%.

Our other income (reduced by other expense) decreased by $131,445 to net other income of $143,952 during 2005, from net other income of $275,397 during the same period in 2004. This decrease was primarily attributable to:

•  a decrease in investment income of approximately $75,000 related to marketable securities;

•	a decrease in gain on sale of marketable securities of approximately $11,000 related to the sales of marketable securities in 2005; and

•	net other expense of approximately $62,000 related to our manufacturing operations.

Our loss before taxes decreased $597,957, or 13.8%, to $3,733,248 during 2005, from $4,331,205 during 2004. Loss before taxes as a percentage of net sales was 27.2% and 23.8% during 2005 and 2004. Income tax expense during 2005 and 2004 was $32,835 and $1,936,262. Our net loss decreased $2,501,384, to a net loss of $3,766,083 during 2005, from a net loss of $6,267,467 during 2004. This decrease in net loss was attributable to:

•	The decrease in marketing, distribution and administrative expense to $7,142,468 during 2005 from $8,221,578 during 2004; and

•	The decrease in tax expense of approximately $3,400,000 due to the write off of the deferred tax asset in 2004.

Net loss from our manufacturing operations accounted for $611,807, or 16.2% of our total loss.

Net loss as a percentage of net sales decreased to 27.5% during 2005, from 34.4% during 2004, due to the factors discussed above.

Comparison of 2004 and 2003

Our net sales during the year ended December 31, 2004, decreased by $282,681, or 1.5%, to $18,203,497 from $18,486,178 during the year ended December 31, 2003. During 2004, we made sales to approximately 99,000 associates, compared to sales during 2003 to approximately 44,000 associates. The aggregate number of associates at December 31, 2004 increased from 2003 due to increased recruiting activity and sales of our free trial program. At December 31, 2004, we had approximately 55,000 "active" associates compared to approximately 19,000 at December 31, 2003. An associate is considered to be "active" if he or she has made a product purchase of $50 or more from us or is enrolled in our autoship program within the previous 90 days. Sales per associate per month decreased to $55 for 2004, compared to $61 for 2003. We have historically earned a material portion of our revenues from our AM-300 product, which contains ephedra. In 2003, the FDA banned the use of ephedra in nutritional supplements. This ban was effective April 12, 2004. Sales of our AM-300 product totaled approximately $1.7 million in 2004, as compared to sales of approximately $6.5 million in 2003. Over the last several years, through strategic acquisitions, product redevelopment and refocus of weight loss products, we have built a multi-product peak performance, weight loss and nutritional product line that is non-ephedra. We have seen positive results in converting our AM-300 customers to AM-300 Ephedra Free or other weight loss products.

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

Our cost of sales during 2004 increased by $1,838,185, or 14.4%, to $14,588,521 from $12,750,336 during 2003. This increase was attributable to sales of our free trial program, resulting in:

•	An increase of approximately $673,000 in associate commissions and bonuses;

•	An increase of approximately $732,000 in the cost of products sold; and

•	An increase of approximately $433,000 in shipping costs.

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

Our loss before taxes increased $1,171,505 to a loss of $4,331,205 during 2004, from a loss of $3,159,700 during 2003. Loss before taxes as a percentage of net sales was 23.8% and 17.1% during 2004 and 2003. Income tax expense (benefit) during 2004 and 2003 was $1,936,262 and $(590,839). Our net loss increased $3,698,606, to a net loss of $6,267,467 during 2004, from a net loss of $2,568,861 during 2003. This increase in net loss was attributable to:

•	The decrease in gross profit to $3,614,976 during 2004 from $5,735,842 during 2003; and

•	The write off of the deferred tax asset in 2004 of approximately $3,400,000, partially offset by:

•	The decrease in marketing, distribution and administrative expense to $8,221,578 during 2004 from $8,663,875 during 2003.

Net loss as a percentage of net sales increased to (34.4%) during 2004, from (13.9%) during 2003.

Seasonality

       No pattern of seasonal fluctuations exists due to the growth patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires entities to measure the fair value of equity share-based payments (stock compensation) at grant date, and recognize the fair value over the period during which an employee is required to provide services in exchange for the equity instrument as a component of the income statement. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. This would require us to adopt FAS 123(R) effective January 1, 2006. We chose an accelerated vesting schedule for the remainder of our options. As of December 31, 2005, all of our outstanding options are fully vested. For the year ended December 31, 2005, there was approximately $580,000 of additional pro forma loss from SFAS No. 123(R).

Commitments and Contingencies

We, like other marketers of products that are intended to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We have evaluated the risk associated with consumption of our current products and, based on the indemnification given by our manufacturers and the current product mix, we cancelled our product liability insurance in August 2005. Products containing ephedra, which represented 9.7% of our 2004 net sales, and none of our 2005 sales, were not covered by our product liability insurance. All of our product manufacturers carry product liability insurance, which covers our products. Such product claims against us could adversely affect product sales, results of our operations, financial condition and the value of our common stock.

We are involved in asserted and unasserted claims, which arise in the ordinary course of our business. We routinely evaluate whether a loss is probable, and if so, whether it can be estimated. Estimates are based on similar case law matters, consultation with subject matter experts and information obtained through negotiations with counter-parties. As such, accurately depicting the outcome of pending litigation requires considerable judgment and is subject to material differences on final settlement. Accruals for probable losses are recorded in accrued expenses. If our assessment of the probability is inaccurate, we may need to record additional accruals or reduce recorded accruals later. In addition, we may need to adjust our estimates of the probable loss amounts as further information is obtained or we consider settlements. See “Item 3. Legal Proceedings” for a description of the most significant claims by or against us.

Liquidity and Capital Resources

Our primary source of liquidity has been cash provided by sales of our common stock, marketable securities and operating activities. At December 31, 2005, we had working capital of $37,561 compared to $3,261,919 at December 31, 2004. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses, and will be provided by our operating activities and existing cash and cash equivalents. During the year ended December 31, 2005, net cash used in operating activities was $2,555,283, net cash provided by investing activities was $1,286,321, and net cash provided by financing activities was $800,362. We had a net decrease in cash during this period of $468,600.

 The financial statements have been prepared based upon our belief that we will continue as a going concern. Several factors have contributed to our current financial condition:

•
The impact of several material non-recurring events, including the one-time impairment of goodwill, the accrual of deferred compensation related to the employment contract of our founder and then CEO, the implementation of a free trial program, the write off of our deferred tax asset, and a lease abandonment charge related to the abandonment of the executive offices;

•	Excessive expenses incurred in the Heartland operations, resulting from expenditures over and above what was represented, and a continuing excess of monthly operating expenses over revenues; and

•	Declining net income, due to the FDA’s ban on ephedra products, and the replacement of new products.

We have taken the following steps to significantly reduce our cost of sales and marketing, distribution and administrative costs:

•	Reductions in force, encompassing all departments within the Company;

•	The termination of a discount sales program, designed to give customers a cash discount after purchasing a certain dollar amount of product; and

•	The termination of several extra employee benefits, including vehicle allowances and social and country-club privileges.

In addition to the above, we have made the decision that, due to poor performance and the strain on the core operations, we will shut down the Heartland operations effective March 31, 2005. This will require a charge for discontinued operations in the first quarter of 2006, however on an ongoing basis, only the service cost of the debt will be incurred. We are also actively working with several investment firms to raise equity capital, not only for equity purposes, but also for cash flow purposes. Finally, we are exploring strategic acquisitions of network marketing companies with profitable, sustained operations.

We are seeing positive upswings and trends in associate recruiting, as well as continued reductions in costs of goods sold and administrative expenses. At December 31, 2005, our ratios compared to net sales are trending toward the levels that existed in our last profitable year, with the exception of marketing, distribution and administrative expenses. As discussed above, we have taken, and continues to take, drastic steps to bring this ratio in line the level that existed in our last profitable year. Finally, we are exploring a new product offering that we believe will be the replacement for the ephedra product banned in 2004.

We believe that without the drain on resources from the Heartland operations, and based on the early results in 2006, we will generate sufficient working capital to sustain operating activities for the next twelve months.

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

On September 9, 2005, we entered into a definitive Stock Purchase Agreement with Heartland and its principal shareholder for the purchase of all of the principal shareholder’s stock in Heartland. Upon closing of the Stock Purchase Agreement, we acquired 2,000,000 shares, or approximately 83% of the outstanding capital stock of Heartland, for 200,000 shares of our common stock. In addition, we paid approximately $200,000 to acquire the remaining shares of Heartland. We assumed approximately $2.1 million in debt from Heartland.

The following summarizes our contractual obligations at December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years
Long-term debt	$2,083,369	$523,115	$962,033	$598,221
Capital lease obligations	174,551	89,775	73,553	11,223
Operating leases (1)	307,310	108,127	199,183	---
Total	$2,565,230	$721,017	$1,234,769	$609,444

(1)	Includes abandoned lease at the Oil Center.

At December 31, 2005, we had marketable debt and equity securities of $353,608 compared to $2,803,863 at December 31, 2004. Due to the Heartland acquisition, $75,477 of our marketable securities is restricted.

ITEM 7.  FINANCIAL STATEMENTS

Our consolidated financial statements are set forth beginning on page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 20, 2005, upon the recommendation of our audit committee and with the approval of our board of directors, we dismissed our principal accountant, Grant Thornton LLP, in order to institute certain cost saving measures. On the same date, we engaged Cole & Reed P.C. as our principal accountant.

At no time did any report by Grant Thornton on our financial statements contain an adverse opinion or a disclaimer of opinion; nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles. Also, at no time did we have any disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton would have caused Grant Thornton to reference the subject matter of the disagreement in connection with their report on our financial statements.

We have not consulted with Cole & Reed during our two most recent fiscal years and any subsequent interim period prior to engaging Cole & Reed regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event, as those terms are defined in Item 304(a) of Regulation S-K.

ITEM 8A.  CONTROLS AND PROCEDURES

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

ITEM 8B.  OTHER INFORMATION

None.

PART III

In accordance with the provisions of General Instruction G (3), information required by Items 9, 10, 11, 12 and 14 of Form 10-KSB are incorporated herein by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed prior to April 30, 2006.

ITEM 13.  EXHIBITS

(a)(1	The following financial statements of AMS Health Sciences, Inc. are included in Item 8:

(a)(2)	Financial Statement Schedules

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(a) (3) Exhibits

Exhibit No Description

3.1	The Registrant's Certificate of Incorporation, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

3.2	The Registrant's Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

10.1	Stock Option Agreement of Advantage Marketing Systems dated January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.2*	The Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.3*	Employment Agreement by and between David D’Arcangelo and Registrant dated effective as of November 25, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.4*	Non-qualified Stock Option Agreement by and between David D’Arcangelo and Registrant dated effective as of December 2, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

10.5*	The Advantage Marketing Systems, Inc. 2003 Stock Incentive Plan, incorporated by reference to Form S-8 Registration Statement (No. 333-109093), filed with the Commission on September 24, 2003.

10.6	Fulfillment Services Agreement with Vita Sales & Distribution Multi-Country, dated January 19, 2004, incorporated by reference to Form 10-K filed with the Commission on March 29, 2004.

10.7*	Employment Agreement by and between John W. Hail and Registrant dated effective as of November 4, 2003, incorporated by reference to Form 10-K filed with the Commission on March 29, 2004.

10.8	Commercial Industrial Real Estate Purchase Contract dated August 12, 2004 by and between Registrant and Keltronics Corporation, incorporated by reference to Form 10-Q, filed with the commission on November 12, 2004.

10.9*	Employment Agreement by and between Steven G. Kochen and Registrant dated effective as of August 9, 2005, incorporated by reference to Form 8-K filed with the Commission on August 12, 2005.

10.10*	Employment Agreement by and between Jerry W. Grizzle and Registrant dated effective as of January 25, 2006, filed herewith.

21	Subsidiaries, filed herewith.

23.1	Consent of Cole & Reed PC, filed herewith.

23.2	Consent of Grant Thornton LLP, filed herewith.

31.1	Chief Executive Officer Certification, filed herewith.

31.2	Chief Financial Officer Certification, filed herewith.

32.1	Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of our Chief Financial Officer, filed herewith.

* Designates a compensatory plan.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
AMS HEALTH SCIENCES, INC.

Date: March 31, 2006	By: /S/ JERRY W. GRIZZLE .
Jerry W. Grizzle
Chief Executive Officer, President, Chairman of the Board, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2006	By: /S/ JERRY W. GRIZZLE
Jerry W. Grizzle
Chief Executive Officer, President, Chairman of the Board and Director

Date: March 31, 2006	By: /S/ ROBIN L. JACOB
Robin L. Jacob
Chief Financial Offdicer, Vice President, Secretary, Treasurer and Director

Date: March 31, 2006	By: /S/ M. THOMAS BUXTON III
M. Thomas Buxton III
Director

Date: March 31, 2006	By: /S/ STEVEN M. DICKEY
Steven M. Dickey
Director

Date: March 31, 2006	By: /S/ STEPHEN E. JONES
Stephen E. Jones
Director

INDEX TO FINANCIAL STATEMENTS

Page

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AMS Health Sciences, Inc. and subsidiaries
Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheet of AMS Health Sciences, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMS Health Sciences, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/S/ COLE & REED P.C.

Oklahoma City, Oklahoma
March 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AMS Health Sciences, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of AMS Health Sciences, Inc. and subsidiaries (formerly Advantage Marketing Systems, Inc.) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for dsigning audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMS Health Sciences, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/S/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 10, 2005

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

ASSETS	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$120,309	$588,909
Marketable securities, available for sale, at fair value	278,131	2,803,863
Receivables, net of allowance of $175,172 and $0 respectively	404,682	236,318
Inventory, net	1,022,031	1,476,968
Other assets	24,542	50,739
Total current assets	1,849,695	5,156,797
RESTRICTED SECURITIES	75,477	—
RECEIVABLES	44,016	204,584
PROPERTY AND EQUIPMENT, net	4,506,884	3,862,111
COVENANTS NOT TO COMPETE and other intangibles, net	402,370	480,187
OTHER ASSETS	26,795	38,924
TOTAL	$6,905,237	$9,742,603
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$537,422	$326,784
Bank overdraft	203,500	395,936
Accrued commissions and bonuses	254,828	345,062
Accrued other expenses	385,729	587,173
Accrued sales tax liability	40,980	128,493
Notes payable	412,681	—
Capital lease obligations	80,150	111,430
Total current liabilities	1,915,290	1,894,878
LONG-TERM LIABILITES:
Notes payable	1,670,688	—
Capital lease obligations	74,320	205,874
Deferred compensation	615,301	671,748
Lease abandonment liability	110,249	171,412
Total liabilities	4,385,848	2,943,912
COMMITMENTS AND CONTINGENCIES (Notes 7 and 14)
SHAREHOLDERS’ EQUITY:
Common stock - $.0001 par value; authorized 495,000,000 shares; issued 8,344,803 and 7,496,385 shares; outstanding 7,766,574 and6,904,790 shares, respectively	835	750
Paid-in capital	21,870,872	20,331,852
Notes receivable for exercise of options	(31,000)	(31,000)
Accumulated deficit	(16,674,324)	(10,955,185)
Accumulated other comprehensive income (loss), net of tax	(14,215)	85,053
Total capital and accumulated deficit	5,152,168	9,431,470
Less cost of treasury stock (591,595 shares)	(2,632,779)	(2,632,779)
Total shareholders’ equity	2,519,389	6,798,691
TOTAL	$6,905,237	$9,742,603

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
Net sales	$13,701,324	$18,203,497	$18,486,178
Cost of sales	10,436,056	14,588,521	12,750,336
Gross profit	3,265,268	3,614,976	5,735,842
Marketing, distribution and administrative expenses:
Marketing	1,169,768	1,536,777	1,538,981
Distribution and administration	5,972,700	6,684,801	7,124,894
Total marketing, distribution and administrative expenses	7,142,468	8,221,578	8,663,875
Loss from operations	(3,877,200)	(4,606,602)	(2,928,033)
Other income (expense):
Interest and dividends, net	(3,159)	162,161	(74,704)
Other income (expense), net	147,111	113,236	(156,963)
Total other income (expense)	143,952	275,397	(231,667)
Loss before taxes	(3,733,248)	(4,331,205)	(3,159,700)
Income tax expense (benefit)	32,835	1,936,262	(590,839)
NET LOSS	$(3,766,083)	$(6,267,467)	$(2,568,861)
Net loss per common share - basic	$(.52)	$(.90)	$(.57)
Net loss per common share - assuming dilution	$(.52)	$(.90)	$(.57)
Weighted average common shares outstanding - basic	7,307,455	6,946,085	4,508,986
Weighted average common shares - assuming dilution	7,307,455	6,946,085	4,508,986

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
	Shares (See Note 9)	Common Stock	Paid-In Capital	Notes Receivable for Exercise of Options	(Accumulated Deficit)	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Share holders’ Equity
BALANCE,JANUARY 1, 2003	4,424,314	$490	$11,793,240	$(31,000)	$(2,118,857)		$(68,968)	$(2,244,476)	$7,330,429
Options exercised with cash	369,838	37	1,090,483	—	—	—	—	—	1,090,520
Warrants exercised with cash	581,575	58	2,131,217	—	—	—	—	—	2,131,275
Stock issued	56,785	5	145,243	—	—	—	—	—	145,248
Comprehensive Income (loss):
Net Loss	—	—	—	—	(2,568,861)	(2,568,861)	—	—	(2,568,861)
Unrealized gain available for sale securities, net of tax	—	—	—	—	—	165,252	165,252	—	165,252
Comprehensive loss	—	—	—	—	—	$(2,403,609)	—	—	—
BALANCE, DECEMBER 31, 2003	5,432,512	590	15,160,183	(31,000)	(4,687,718)		96,284	(2,244,476)	8,293,863
Options exercised with cash	416,014	42	1,177,994	—	—	—	—	—	1,178,036
Warrants exercised with cash	1,170,064	117	3,978,101	—	—	—	—	—	3,978,218
Stock issued	5,000	1	13,999	—	—	—	—	—	14,000
Disgorgement of profits	—	—	1,575	—	—	—	—	—	1,575
Purchase of Treasury Stock	(118,800)	—	—	—	—	—	—	(388,303)	(388,303)
Comprehensive Loss:
Net Loss	—	—	—	—	(6,267,467)	(6,267,467)	—	—	(6,267,467)
Unrealized loss available for sale securities, net of tax	—	—	—	—	—	(11,231)	(11,231)	—	(11,231)
Comprehensive loss	—	—	—	—	—	$(6,278,698)	—	—	—
BALANCE, DECEMBER 31, 2004	6,904,790	$750	$20,331,852	$(31,000)	$(10,955,185)		$85,053	$(2,632,779)	$6,798,691
Options exercised with cash	640,918	64	1,194,327	—	—	—	—	—	1,194,391
Stock issued	20,866	1	18,962	—	—	—	—	—	18,963
Acquisition	200,000	20	317,980	—	(1,953,056)	—	—	—	(1,635,056)
Disgorgement of profits	—	—	7,751	—	—	—	—	—	7,751
Comprehensive Loss:
Net Loss	—	—	—	—	(3,766,083)	(3,766,083)	—	—	(3,766,083)
Unrealized loss available for sale securities, net of tax	—	—	—	—	—	(99,268)	(99,268)	—	(99,268)
Comprehensive loss	—	—	—	—	—	$(3,865,351)	—	—	—
BALANCE, DECEMBER 31, 2005	7,766,574	$835	$21,870,872	$(31,000)	$(16,674,324)		$(14,215)	$(2,632,779)	$2,519,389

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(3,766,083)	$(6,267,467)	$(2,568,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	820,746	865,436	982,168
Bad debt expense	175,172
Stock issued for services	18,963	14,000	73,600
Employee compensation recognized upon exercise of stock options	66,602	205,923	282,653
Deferred taxes	32,835	1,894,822	(590,839)
Loss (gain) on sale of assets	(5,468)	25,719	117,273
Realized (gain) loss on sale of marketable securities	(123,098)	(122,165)	52,557
Inventory obsolescence expense	86,352	—	—
Changes in assets and liabilities which provided (used) cash:
Receivables	58,574	204,458	(310,645)
Inventory	642,051	(575,439)	(103,377)
Prepaid taxes and income tax receivable	—	464,975	—
Other assets	26,198	(8,028)	2,478
Accounts payable and accrued expenses	(548,532)	356,432	352,330
Lease abandonment liability	16,852	171,412	—
Deferred compensation	(56,447)	3,675	668,073
Net cash used in operating activities	(2,555,283)	(2,766,247)	(1,042,590)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(247,520)	(1,322,873)	(406,891)
Sales of property and equipment	283,906	307,696	25,678
Acquisition of new business, net of cash acquired	(1,203,587)	—	—
Receipts on notes receivable	12,274	4,369	123,593
Repayment of related party receivables	—	—	63,562
Purchase of marketable securities, available for sale	(4,708,594)	(8,342,687)	(1,240,980)
Sale of marketable securities, available for sale	7,149,842	7,519,941	1,197,841
Net cash provided by (used in) in investing activities	1,286,321	(1,833,554)	(237,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Overdrafts	(203,500)	395,936	—
Proceeds from issuance of common stock	1,228,540	973,687	879,515
Proceeds from exercise of warrants	—	3,978,218	2,131,275
Purchases of treasury stock	—	(388,303)	—
Payment of notes payable	(57,207)	(1,989,170)	(486,586)
Principal payment on capital lease obligations	(167,471)	(90,939)	(142,435)
Net cash provided by financing activities	800,362	2,879,429	2,381,769

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(468,600)	(1,720,372)	1,101,982
CASH AND CASH EQUIVALENTS, BEGINNING	588,909	2,309,281	1,207,299
CASH AND CASH EQUIVALENTS, ENDING	$120,309	$588,909	$2,309,281

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (cont.)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of AMS Health Sciences, Inc. and its wholly owned subsidiaries, Miracle Mountain International, Inc., Chambre' International, Inc. and Heartland Cup, Inc. (“AMS” or the “Company”). All significant intercompany accounts have been eliminated. On August 20, 2004, the Company changed from its former name, Advantage Marketing Systems, Inc., to its current name. In these Notes to Consolidated Financial Statements, terms such as “we”, “our” and “us” are sometimes used as abbreviated references to the Company.

Nature of Business - The Company markets a product line of consumer oriented products in the weight management, dietary supplement and personal care categories that are produced by various manufacturers. The Company sells its product line through a network of full and part-time independent associates. The Company also sells supplies and materials to its independent associates. The Company also manufactures foam cups.

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

Reclassifications - Certain reclassifications have been made to the prior year consolidated financial statements to conform to the December 31, 2005 presentation.

Revenue Recognition - The Company recognizes marketing revenue upon shipment of products, training aids and promotional material to the independent associates. The Company recognizes manufacturing revenue upon shipment of products to customers.

Receivables - All of the Company’s marketing customers pay for sales in advance of shipment. As such, the Company has no trade receivables with respect to its marketing customers. Loans to associates are repayable in five years or less; are secured by commissions controlled by the Company; and are no longer allowed as of December 31, 2000. Interest rates on loans are typically two percent or more above the Prime rate and are fixed. Heartland recognizes revenue upon shipment of products, to its customers. Products are sold on varying terms, the most common being net 30 days. This creates trade receivables for Heartland.

Credit Losses and Doubtful Accounts - All marketing loans are secured by commission payment sources that are within the Company’s control, but subject to increases and decreases depending upon associate sales activity. As such, management determined that there was a possibility of default on the associate loans. At December 31, 2005, the Company reserved $147,491 as an allowance for doubtful accounts in connection with the associate loans. Management cannot determine from historical records actual payment times on outstanding receivables. Many of the outstanding receivables have been collected subsequent to December 31, 2005. As such, at December 31, 2005, the Company reserved $27,681 of Heartland accounts receivable as doubtful accounts.

Sales Returns - All of the Company's marketing products include a customer satisfaction guarantee. Company products may be returned within 30 days of purchase for a full refund or credit toward the purchase of another Company product. The Company also has a buy-back program whereby it will repurchase products sold to an independent associate (subject to a restocking fee) provided that the associate terminates his/her associateship agreement with the Company and returns the product within 12 months of original purchase in marketable condition. The cost of products returned to the Company is included in net sales. For the years ended December 31, 2005 and 2004, the cost of products returned to the Company was 7.1% and 3.7% of gross sales. For the year ended December 31, 2003, the cost of products returned to the Company was less than one percent of gross sales. There are no sales returns related to the Company’s manufacturing products.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (cont.)

Cash and Cash Equivalents - Cash and cash equivalents consist of cash in banks and all short term investments with initial maturities of three months or less. The Company maintains its cash and cash equivalents in accounts that may not be federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

Marketable Securities - All of the Company's marketable securities are classified as available for sale and reported at fair value. The related unrealized gains and losses are excluded from earnings and reported net of income tax as a separate component of shareholders' equity until realized. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings.

Inventory - Marketing inventory consists of consumer product inventory and training and promotional material such as video tapes, cassette tapes and paper supplies held for sale to customers and independent associates. Manufacturing inventory consists of raw materials and finished goods of foam cups. Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out method.

Shipping and Handling Costs - Shipping and handling costs are included as a component of cost of goods sold. Fees charged to marketing customers for shipping and handling are included in sales.

Intangibles - Intangible assets consist of covenants not to compete and other intangibles, which have a significant residual value. Covenants not to compete are being amortized over the life of the contracts. Other intangibles are being amortized over twenty years.

The table below details the gross carrying amount and accumulated amortization:

	For the Year Ended December 31,
	2005	2004	2003

Non-compete covenants, gross	$644,000	$644,000	$644,000
Deferred acquisition costs, and other intangibles, gross	428,338	428,338	428,338
Total intangibles, gross	$1,072,338	$1,072,338	$1,072,338

Accumulated amortization, non-compete covenants	$562,883	$506,483	$450,083
Accumulated amortization, deferred acquisition costs and other intangibles	107,085	85,668	64,251
Total accumulated amortization.	$669,968	$592,151	$514,334

Non-compete covenants, net	$81,117	$137,517	$193,917
Deferred acquisition costs, and other intangibles, net	321,253	342,670	364,087
Total intangibles, net	$402,370	$480,187	$558,004

Intangible amortization for the years ended December 31, 2005, 2004 and 2003, was $77,817 per year. Estimated amortization expense for the year 2006 is $77,817; estimated amortization expense for 2007 is $46,134, and estimated amortization expense for the years 2008 and 2009 is $21,417.

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
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (cont.)

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

Fair Value Disclosure - The Company's financial instruments include cash and cash equivalents, marketable securities, receivables, short-term payables, notes payable and capital lease obligations. The carrying amounts of cash and cash equivalents, receivables and short-term payables approximate fair value due to their short-term nature. Marketable securities held for sale are carried at fair value. The carrying amounts of capital lease obligations approximate fair value based on borrowing rates currently available to the Company. Notes payable with carrying amounts of $2,083,369 and $0 had fair values of approximately $2,021,000 and $0 at December 31, 2005 and 2004, respectively.

Loss per Share - Loss per common share is computed based upon net loss divided by the weighted average number of common shares outstanding during each period. Loss per common share-assuming dilution is computed based upon net loss divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method.

Options to purchase 1,950,009 shares of common stock at exercise prices ranging from $1.30 to $6.00 per share were outstanding at December 31, 2005 but were not included in the computation of loss per common share-assuming dilution because all options were antidilutive.

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

Warrants to purchase 1,353,073 shares of common stock at exercise prices ranging from $3.40 to $5.40 per share at December 31, 2003 were outstanding but were not included in the computation of earnings per common share-assuming dilution because the warrants' exercise price was greater than the average market price of the common shares.

Comprehensive Income - The Company classifies other comprehensive income items by their nature in the financial statements and displays the accumulated balance of other comprehensive income separately in the shareholders' equity section of the balance sheet. The Company's other comprehensive income item is related to unrealized gains (losses) on investment securities classified as available for sale.

	2005	2004	2003
Unrealized gain (loss) on investment arising during the period	$(25,892)	$63,373	$120,915
Less reclassification adjustment for gains (losses) included in net earnings	73,376	74,604	(44,337)
Unrealized gain (loss) on investment, net of income tax expense (benefit) of $(60,071), $(6,796) and $100,000, respectively	$(99,268)	$(11,231)	$165,252

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (cont.)

Income Taxes - The Company uses an asset and liability approach to account for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. A valuation allowance is established if, in management's opinion, it is more likely than not that some portion of the deferred tax asset will not be realized. The outlook for determination of this allowance is calculated on the Company’s historical taxable income, its expectations for the future based on a rolling twelve quarters, and available tax-planning strategies. Based on this determination, management does not expect that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as offsets to the tax consequences of future taxable income. As such, a valuation allowance was provided for the entire deferred tax asset of approximately $5,300,000 at December 31, 2005.

Advertising Costs - The Company expenses the cost of advertising the first time the advertising takes place. Advertising expense, including the cost of infomercials in 2004, for the years ended December 31, 2005, 2004 and 2003 was approximately $168, $137,000 and $700, respectively.

Going Concern - The accompanying financial statements have been prepared based upon the Company's belief that it will continue as a going concern. Several factors have contributed to the Company’s current financial condition:

•
The impact of several material non-recurring events, including the one-time impairment of goodwill, the accrual of deferred compensation related to the employment contract of the Company’s founder and then CEO, the implementation of a free trial program, the write off of the Company’s deferred tax asset, and a lease abandonment charge related to the abandonment of the executive offices;

•	Excessive expenses incurred in the Heartland operations, resulting from expenditures over and above what was represented, and a continuing excess of monthly operating expenses over revenues; and

•	Declining net income, due to the FDA’s ban on ephedra products, and the replacement of new products.

The Company has taken the following steps to significantly reduce its cost of sales and marketing, distribution and administrative costs:

•	Reductions in force, encompassing all departments within the Company;

•	The termination of a discount sales program, designed to give customers a cash discount after purchasing a certain dollar amount of product; and

•	The termination of several extra employee benefits, including vehicle allowances and social and country-club privileges.

In addition to the above, the Company has made the decision that, due to the poor operating performance and the strain on the core operations, it will shut down the Heartland operations effective March 31, 2006. This will require a charge for discontinued operations in the first quarter of 2006, however on an ongoing basis, only the service cost of the debt will be incurred. Management is also actively working with several investment firms to raise equity capital, not only for equity purposes, but also for cash flow purposes. Finally, the Company is exploring strategic acquisitions of network marketing companies with profitable, sustained operations.

The Company is seeing positive upswings and trends in associate recruiting, as well as continued reductions in costs of goods sold and administrative expenses. At December 31, 2005, the Company’s ratios compared to net sales are trending toward the levels that existed in the Company’s last profitable year, with the exception of marketing, distribution and administrative expenses. As discussed above, the Company has taken, and continues to take, drastic steps to bring this ratio in line the level that existed in the Company’s last profitable

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (cont.)

year. Finally, the Company is exploring a new product offering that management believes will be the replacement for the ephedra product banned in 2004.

The Company believes that without the drain on resources from the Heartland operations, and based on the early results in 2006, it will generate sufficient working capital to sustain operating activities for the next twelve months.

Stock-Based Compensation - The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation awards. APB No. 25 allows for no recognition of compensation cost if the exercise price of the option is equal to the fair value of the stock at grant date. Accordingly, no compensation cost has been recognized for stock options granted in the accompanying consolidated financial statements. The following pro forma data is calculated net of tax as if compensation cost for the Company's stock-based compensation awards (see also Note 9) was determined based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123.

	Years Ended December 31,
	2005	2004	2003
Net loss as reported	$(3,766,083)	$(6,267,467)	$(2,568,861)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(711,123)	(1,648,652)	(622,275)
Proforma net loss	$(4,477,206)	$(7,916,119)	$(3,191,136)
Net loss per common share as reported	$(.52)	$(.90)	$(.57)
Proforma net loss per common share, basic and diluted	$(.61)	$(1.14)	$(.71)
Weighted average common shares outstanding, basic and diluted	7,307,455	6,946,085	4,508,986

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003, respectively: risk-free interest rates of 5.34%, 3.16% and 2.89%; no dividend yield or assumed forfeitures; expected lives of 5.0 years; and volatility of 89%, 62% and 75%. The pro forma amounts above are not likely to be representative of future years because there is no assurance that additional awards will be made each year.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires entities to measure the fair value of equity share-based payments (stock compensation) at grant date, and recognize the fair value over the period during which an employee is required to provide services in exchange for the equity instrument as a component of the income statement. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. This would require us to adopt FAS 123(R) effective January 1, 2006. We chose an accelerated vesting schedule for the remainder of our options. As of December 31, 2005, all of our outstanding options are fully vested. For the year ended December 31, 2005, there was approximately $580,000 of additional pro forma loss related to such accelerated vesting.

2.	MARKETABLE SECURITIES

Investments in securities are summarized as follows:

December 31, 2005
	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Type of investment	Cost	Gains	Losses	Value
Short term investments - available for sale	$278,131	$—	$—	$278,131

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (cont.)

Debt securities - available for sale
Corporate Bonds		$—	$—	$—	$—
Mutual Funds		—	—	—	—
	$	__	$—	$—	$—

Equities - available for sale
Mutual Funds		$—	$—	$—	$—

		$278,131	$—	$—	$278,131

December 31, 2004
	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Type of investment	Cost	Gains	Losses	Value
Short term investments - available for sale	$31,358	$—	$—	$31,358

Debt securities - available for sale
Corporate Bonds	$194,513	$—	$(2,451)	$192,062
Mutual Funds	1,187,352	—	(15,278)	1,172,074
	1,381,865	$—	$(17,729)	$1,364,136

Equities - available for sale
Mutual Funds	$1,258,567	$149,802	$—	$1,408,369

	$2,671,790	$149,802	$(17,729)	$2,803,863

Proceeds from sales of available for sale securities were $7,149,842, $7,519,941 and $1,197,841 for 2005, 2004 and 2003, respectively. Gross gains of $179,620, $179,339 and $30,466 and gross losses of $47,146, $35,404 and $74,803 for 2005, 2004 and 2003, respectively, were realized on those sales. The Company had no significant amount of impaired investments at December 31, 2005 and 2004, and believes its investments will be fully recovered.

For the years ended December 31, 2005, 2004 and 2003, interest income from available for sale securities was $16,597, $3,740 and $1,291, respectively. Dividend income from available for sales securities for the years ended December 31, 2005, 2004 and 2003 was $31,464, $119,020 and $41,849, respectively.

3.	RESTRICTED INVESTMENTS

In connection with the Heartland acquisition, the Company has marketable securities in the amount of $75,477 that are restricted against one of the notes payable.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (cont.)

4.	INVENTORY

Inventory consists of the following at December 31:

	2005	2004
Raw materials	$360,888	$382,534
Finished goods	747,495	1,094,434
Obsolescence reserve	(86,352)	—
Net inventory	$1,022,031	$1,476,968

The Company writes down inventory based on assumptions about future demand for its products and market conditions. At December 31, 2005, the Company created an obsolescence reserve based on these demands.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

	2005	2004
Office furniture, fixtures and equipment	$6,555,786	$5,027,281
Vehicles	343,771	556,009
Leasehold improvements	62,793	62,793
Building	2,316,966	2,275,300
Land	148,308	148,308
	9,427,624	8,069,691
Accumulated depreciation and amortization	(4,920,740)	(4,207,580)
Total property and equipment, net	$4,506,884	$3,862,111

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $706,203, $775,489, and $870,574, respectively.

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

On September 9, 2005, AMS entered into a definitive Stock Purchase Agreement with Heartland and its principal shareholder for the purchase of all of the principal shareholder’s stock in Heartland. Upon closing of the Stock Purchase Agreement, we acquired 2,000,000 shares, or approximately 83% of the outstanding capital stock of Heartland, for 200,000 shares of our common stock. In addition, we paid approximately $200,000 to acquire the remaining shares of Heartland. Heartland had approximately $1.4 million of fixed assets at December 31, 2005.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (cont.)

6.	DEBT

Notes payable and long-term debt consisted of the following at December 31:

	2005	2004
Note payable to bank, with interest adjusted annually (7.00% at December 31, 2005), collateralized with the Company’s executive offices, payable in monthly installments of $12,875	$650,000	$—
Note payable to bank, with interest adjusted annually (7.00% at December 31, 2005), collateralized by equipment, inventory and furniture and fixtures of Heartland, payable in monthly installments of $7,251	563,229	—
Note payable to Rural Enterprises of Oklahoma, with a 4.30% effective rate, collateralized by equipment, inventory and furniture and fixtures of Heartland, payable in monthly installments of $4,864	399,074	—
Note payable to bank, collateralized by inventory of Heartland, balloon note due and payable May 8, 2006	200,000	—
Note payable to bank, with interest at 8.00%, collateralized by the Company’s offices and warehouse, payable in monthly installments of $3,735	182,307	—
Note payable to Rural Enterprises of Oklahoma, with interest at 7.50%, payable in monthly installments of $950	73,458	—
Note payable to bank for 2003 one-ton truck, with interest at 6.50%, payable in monthly installments of $471	15,301	—
	2,083,369
Less current maturities	412,681	—
	$1,670,688	$—

Interest expense for the year ended December 31, 2005, 2004 and 2003 was approximately $76,000, $2,000 and $143,000, respectively.

7.	LEASE AGREEMENTS

The Company has various capital leases for office and warehouse equipment. The lease terms range from 24 to 60 months. Additionally, annual lease rental payments for each lease range from $3,400 to $46,000 per year. The schedule of future minimum lease payments below reflects all payments under the leases.

The property and equipment accounts include $956,454 and $1,035,950 for leases that have been capitalized at December 31, 2005 and 2004, respectively. Related accumulated amortization was $809,918 and $724,920 at December 31, 2005 and 2004, respectively.

The Company leases office and warehouse space under noncancellable operating leases. Future annual minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2005 are as follows:

	Capital Leases	Operating Leases	Total
Year ending:
2006	$89,775	$108,127	$197,902
2007	56,999	118,541	175,540
2008	16,554	71,266	87,820
2009	9,012	9,375	18,387
2010	2,211	----	2,211
Total minimum lease payments	174,551	$307,309	$481,860
Less amount representing interest	20,081
Present value of net minimum lease payments	154,470
Less current portion	80,150
Long-term capital lease obligations	$74,320

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (cont.)

Rental expense under operating leases for the years ended December 31, 2005, 2004 and 2003 was $73,753, $442,241 and $164,346, respectively.

In 2004, the Company began sub-leasing the office space under the noncancellable operating leases. Future revenues under these sub-leases at December 31, 2005 are as follows:

2006	$54,000
2007	54,000
2008	22,500
Total	$130,500

Sub-lease revenue for the year ended December 31, 2005 was $51,000.

8.	LEASE ABONDONMENT

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

The table below shows the reconciliation between the beginning and ending liability balance, as well as the presentation in the consolidated balance sheet at December 31, 2005:

Liability accrued at December 31, 2004	$249,354
Adjustment to accrual	28,797
Total accrual recorded in expense	278,151
Payment of rent, net of sublease revenue	(89,887)
Ending liability accrual balance	$188,264

Accrual portion in current liabilities	$78,015
Accrual portion in long-term liabilities	110,249
Ending liability accrual balance	$188,264

In determining lease abandonment, management assumed the continuation of the existing sublease at the current rate. In addition, a discount rate of 6.5% was used to calculate the present value of current lease payments less sublease revenue. At December 31, 2005, the lease abandonment expense was $28,797, and was included in administrative expense.

9.	SHAREHOLDERS' EQUITY

Common Stock - On March 4, 1998, the Company announced its intent to repurchase up to one million shares of the Company's common stock in the open market for cash. In connection with such repurchase, the Company filed with the Securities and Exchange Commission pursuant to Section 13(e)(1) of the Securities Exchange Act of 1934, as amended, an Issuer Tender Offer Statement on March 4, 1998. As of December 31, 2005, the Company had repurchased 591,595 shares of the common stock at a total cost of $2,632,779.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (cont.)

Common Stock Options and Other Warrants - The following table summarizes the Company's employee stock option and other warrants activity for the years ended December 31, 2005, 2004 and 2003:

	2005	Weighted Average Exercise Price	2004	Weighted Average Exercise Price	2003	Weighted Average Exercise Price
Options and other warrants outstanding beginning of year	2,935,334	$2.95	2,691,808	$2.04	1,756,653	$2.36

Options and other warrants issued during the year	310,500	1.96	667,370	2.61	1,348,151	1.64

Options and other warrants exercised during the year	(640,918)	1.76	(416,014)	2.25	(369,838)	2.18

Option and other warrants cancelled during the year	(429,907)	1.50	(7,830)	3.19	(43,158)	3.04

Options and other warrants expired during the year	(225,000)	2.00	—	—	—	—

Options and other warrants outstanding end of year	1,950,009	$3.58	2,935,334	$2.95	2,691,808	$2.04

The weighted average grant-date fair value of options and other warrants granted during 2005, 2004 and 2003 was $1.96, $2.72 and $1.58 per share, respectively.

	Options and Other Warrants Outstanding			Options and Other Warrants Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/05	Weighted-Average Exercise Price
$1.30 - $2.95	1,619,652	6.76 years	$2.09	1,619,652	$2.09
$3.00 - $4.75	286,543	5.26 years	$3.66	286,543	$3.66
$5.25 - $6.13	43,814	4.24 years	$5.75	43,814	$5.75
	1,950,009		$2.40	1,950,009	$2.40

Common Stock Warrants - On December 10, 2003, the Company announced the redemption of all outstanding warrants not exercised by January 16, 2004. As such, there were no stock warrants at January 1, 2005. The following table summarizes the Company's common stock warrants and their activity for the years ended December 31, 2004 and 2003:

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (cont.)

	Warrants Issued and Outstanding	Exercise Price		Exercise Period
December 31, 2004:
1997-A Warrants, beginning of the year	303,315		$3.40	1/31/97-11/06/04
1997-A Warrants, exercised during the year	204,805		$3.40
1997-A Warrants, redeemed during the year	98,510		$0.00025
1997-A Warrants, end of the year	---	$	---
Redeemable Common Stock Purchase Warrants, beginning of the year	1,013,798		$3.40	11/06/97-11/06/04
Common Stock Purchase Warrants, exercised during the year	965,259		$3.40
Redeemable Common Stock Purchase Warrants, redeemed during the year	48,539		$0.24455
Redeemable Common Stock Purachse Warrants, end of the year	---	$	---
Underwriters' Warrants, beginning of the year	35,960		$5.40	11/12/98-11/12/04
Underwriters' Warrants, exercised during the year	35,960		$5.40
Underwriters’ Warrants, end of the year	---	$	---
December 31, 2003:
1997-A Warrants, beginning of the year	308,768		$3.40	1/31/97-11/06/04
1997-A Warrants, exercised during the year	5,453		$3.40
1997-A Warrants, end of the year	303,315		$3.40
Redeemable Common Stock Purchase Warrants, beginning of the year	1,436,000		$3.40	11/06/97-11/06/04
Redeemable Common Stock Purchase Warrants, exercised during the year	422,202		$3.40
Redeemable Common Stock Purchase Warrants, end of the year	1,013,798		$3.40
Underwriters' Warrants, beginning of the year	130,000		$5.40	11/12/98-11/12/04
Underwriters' Warrants, exercised during the year	94,040		$5.40
Underwriters’ Warrants, end of the year	35,960		$5.40

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
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (cont.)

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

10.	STOCK OPTION PLANS

During 1995, the Company approved the 1995 Stock Option Plan ("1995 Plan"). Under the 1995 Plan, options available for grant can consist of (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value, for the 1995 Plan. The 1995 Plan limits participation to employees, independent contractors and consultants. Non-employee directors are excluded from Plan participation. The option price for shares of stock subject to the1995 Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options may be exercised within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. No stock appreciation rights are attached to any options outstanding.

During 2003, the Company approved the 2003 Stock Incentive Plan, ("2003 Plan"). Under the 2003 Plan, options available for grant can consist of (i) nonqualified stock options, (ii) incentive stock options and (iii) restricted stock. The Company has reserved 2,000,000 shares of the Company's common stock $.0001 par value for the 2003 Plan. The Plan limits participation to employees, independent contractors, and consultants. The option price for shares of stock subject to this Plan is set by the Compensation Committee of the Board of Directors at a price not less than market value of the common stock on the date of grant. No stock options may be exercised within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant.

During the year ended December 31, 2005, the Company issued no options under the 1995 Plan and 310,500 options under the 2003 Plan. During the year ended December 31, 2004, the Company issued 88,870 options under the 1995 Plan and 578,500 options under the 2003 Plan. At December 31, 2005, the Company had 1,950,009 stock options outstanding of which 697,609 were issued pursuant to the 1995 Plan and 1,252,400 were issued pursuant to the 2003 Plan. At December 31, 2004, the Company had 2,935,334 stock options outstanding of which 882,834 were issued pursuant to the 1995 Plan, 1,827,500 were issued pursuant to the 2003 Plan and 225,000 were issued prior to the 1995 Plan.

11.	RELATED PARTIES

During 2005, 2004 and 2003, the Company received $3,870, $7,004 and $8,520, respectively, from Pre-Paid Legal Services, Inc. (“Pre-Paid Legal”), a shareholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal. As of July 1, 2000, the Company began offering the Company’s employees access to the services provided by Pre-Paid Legal through an employee benefit option. The Company pays half of the cost for each employee electing to participate in the plan. During 2005, 2004 and 2003, the Company paid $4,287, $5,098 and $5,532, respectively, to Pre-Paid Legal for these services. The Company’s former Chairman of the Board and Chief Executive Officer, John W. Hail, is a director of Pre-Paid Legal.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (cont.)

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

Also during 2005, 2004 and 2003, the Company paid Mr. Loney, Vice President of Operations, and his wife sales bonuses of $13,972, $26,173 and $25,460, respectively. These bonuses were based upon purchases by them and their downline associates in accordance with the Company’s network marketing program applicable to all independent associates in effect at the time of the sales. Mr. Loney’s wife is the daughter of John W. Hail.

12.	INCOME TAXES

Income taxes for 2005, 2004 and 2003 are comprised of current tax (benefit) expense of $0, $41,440 and $0 and deferred taxes of $0, $(590,839) and $(1,331,778), respectively. A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the years ended December 31, 2005, 2004, and 2003 is as follows:

	2005	2004	2003
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State tax effective rate	(4.0)	(4.0)	(4.0)
Permanent differences	0.9	2.7	7.5
Benefit of graduated tax rates	-	0.2	0.2
Prior year assessments finalized	-	0.9	(2.4)
Increase in valuation allowance	38.0	80.4	14.0
Other	-	(1.5)	-
	0.9%	44.7%	(18.7)%

The change in the total deferred tax net assets from December 31, 2004 to December 31, 2005 was $1,439,058. This difference is allocated as $1,378,987 included in tax expense and $60,071 classified in shareholders’ equity.

Deferred tax liabilities and assets at December 31, 2005 and 2004 are comprised of the following:

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (cont.)

	December 31,
	2005	2004
Deferred tax liabilities:
Depreciation	$(207,028)	$(424,722)
Unrealized gains	-	(49,844)
Total deferred tax liabilities	(207,028)	(474,566)
Deferred tax assets:
Unrealized losses	10,284	-
Goodwill impairment and other intangibles	969,620	1,282,569
Net operating loss carryforwards	4,068,173	2,647,973
Deferred compensation	246,732	253,488
Allowance for doubtful accounts	55,655	-
Inventory	70,696	41,471
Allowance for obsolete inventory	32,585	-
Lease abandonment	41,603	94,095
Employee benefit accrual	24,687	35,573
Other	47,566	40,912
Valuation allowance	(5,360,573)	(3,921,515)
Total deferred tax assets	207,028	474,566
Net deferred taxes	-	-
Less current portion of net deferred tax assets	-	-
Noncurrent portion of deferred tax asset	$-	$-

The valuation allowance increased $1,439,058 for the year ended December 31, 2005.

On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Valuation allowances have been established for certain operating loss and credit carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices and costs. The outlook for determination of this allowance is calculated on the Company’s historical taxable income, its expectations for the future based on a rolling twelve quarters, and available tax-planning strategies. Based on this determination, management does not expect that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as offsets to the tax consequences of future taxable income. As such, a valuation allowance was provided for the entire deferred tax asset of approximately $5,300,000 at December 31, 2005. The Company has net operating loss carryforwards of approximately $10,800,000 available to reduce future taxable income, which will begin to expire in 2021.

13.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year Ended December 31,
	2005	2004	2003
Cash paid (received) during the year for:
Interest	$78,395	$8,536	$140,232
Income taxes refund	—	(423,535)	—

Noncash financing and investing activities:
Property and equipment acquired by capital lease	—	186,409	131,807
Note payable for purchase of vehicle	—	—	31,128

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (cont.)

14.	COMMITMENTS, CONTINGENCIES AND GUARANTEES

Legal Proceedings - The Company is currently involved in one pending products liability suit related to the ingestion of its ephedra-based products. The Company has filed an answer to the petition. Written discovery and responses have been exchanged, and a limited number of depositions have been taken. The Company has denied any wrongdoing and intends to vigorously defend the claim. The amount of damages sought is unknown, but includes compensatory and punitive damages. The loss of this case could have a material adverse effect on the financial condition of the Company.

On February 6, 2006, AMS Health Sciences, Inc. and AMS Manufacturing, Inc. filed a lawsuit against Truett McCarty, AMS Health Sciences, Inc. and AMS Manufacturing, Inc. v. Truett McCarty, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-2006-981. The Company alleges that Mr. McCarty defrauded the Company in the sale of his stock in Heartland Cup, Inc. by failing to disclose the true amount of Heartland Cup, Inc.'s accounts payable. In addition, The Company alleges that this failure was a breach of the agreement Mr. McCarty signed. Mr. McCarty has not filed an answer. However, the Company expects him to do so and to allege a counterclaim against the Company based upon the Company’s decision to withhold further payments to him under a promissory note. The Company denies liability to Mr. McCarty and will vigorously defend any counterclaim.

On November 22, 2005, The Company filed a declaratory judgment action against Vaughn Feather in the Oklahoma County District Court. The case was removed to federal court on December 29, 2005 and is now styled as, AMS Heath Sciences, Inc. v. Vaughn Feather, Western District of Oklahoma, Case no. CIV-05-1522. The action is a request by the Company for a judicial declaration that the Company is no longer bound to pay royalties to Feather under the terms of the previous Royalty Agreement between the Company and Feather pursuant to which the Company was paying royalties for proprietary products and formulas that the Company believes to no longer be proprietary. The Company is not seeking damages or any return of previous royalties; however, a favorable outcome would result in an end to the Company’s obligation to pay royalties to Feather, which typically exceed $10,000 per month. The Company is awaiting a ruling on Feather's motion to dismiss the action for lack of personal jurisdiction or to transfer the action to California federal court.

Recent Regulatory Developments (Unaudited) - As a marketer of products that are ingested by consumers, we are subject to the risk that one or more of the ingredients in our products may become the subject of adverse regulatory action. For example, one of the ingredients in our prior AM-300 product was ephedra, an herb that contains naturally-occurring ephedrine alkaloids. Our manufacturer used a powdered extract of that herb when manufacturing AM-300. We marketed AM-300 principally as an aid in weight management. The extract was an 8% extract, which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids.

On February 11, 2004, the FDA issued and published in the Federal Register its final rule on ephedrine-containing supplements, stating that since an “unreasonable risk” had been determined, such supplements would be considered “adulterated” under the FFDCA, and thus may not be sold. In essence, this final rule (or regulation) imposed a national ban on ephedrine supplements. The effective date of this regulation was April 12, 2004. We complied with the new regulation and ceased all sales and advertisement of AM-300 and any other ephedra-containing supplement as of April 12, 2004. The FDA has continuously and vigilantly enforced this total ban on ephedra-containing supplements. As recently as December 6, 2005, the FDA seized yet another shipment of such supplements distributed by companies in Gainesville, Texas and Eugene, Oregon.

For the future, the FDA and also Congress have indicated that they will consider whether alternatives to ephedra, other weight loss and energy stimulants (such as bitter orange), similarly carry an unreasonable risk to the central nervous system, and thus to human health. These proposals to limit stimulant ingredients, if finalized, may necessitate reformulations of some of our weight loss products.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (cont.)

Also, in the aftermath of the ephedra ban, on April 22, 2004, in comments before a scientific meeting, then Acting FDA Commissioner, Lester Crawford (and for some months during 2005, FDA Commissioner), outlined what an FDA press release termed a “science-based plan for dietary supplement enforcement”. The press release went on to say that the agency “would soon provide further details about its plan to ensure that the consumer protection provisions of DSHEA are used effectively and appropriately”. Referring to its recent rulemaking on ephedra, the FDA also stated that it “expects to evaluate the available pharmacology, published literature …, evidence-based reviews, and adverse event information” of “individual dietary supplements”. Soon afterwards, this promised FDA document was issued, with the title “Regulatory Strategy for the Further Implementation and Enforcement of the Dietary Supplement Health and Education Act of 1994”. No new regulations or proposed rules pursuant to this strategy have yet been issued, except that the FDA has recently welcomed and received comments from the industry for a better procedure for the FDA to review a company’s safety information as to a new dietary ingredient, or NDI, in an NDI Notification. The final Guidance document concerning NDI Notifications has not yet been issued by the FDA. At this time, NDI Notifications are not required for any AMS products.

Anti-DSHEA Proposed Legislation. Finally, as the press, the FDA, and members of Congress and of the supplement industry have all predicted, the very issuance of the final rule on ephedra has caused Congress to rethink DSHEA, specifically as to how safety in supplements may be ensured, and also as to whether specific categories of dietary ingredients should not be permitted at all. In particular, there is growing sentiment (including from one herbal trade association) to make Adverse Event Reporting (AERs) mandatory for all manufacturers and marketers of dietary supplements, so that the FDA may take action more quickly than it did on ephedra, when a harmful herb or other ingredient is suspected. Since February 2003, there have been several bills proposed in Congress that would amend DSHEA, make safety safeguards stricter, even approaching the rigor and reporting required for FDA-regulated drugs. Some examples are as follows:

S. 722 - The Dietary Supplement Safety Act was introduced by Senator Richard Durbin in March 2003, and would greatly undermine DSHEA, especially Section 4 regarding safety, giving the FDA new powers of oversight and blanket authority over whole categories of supplements, including stimulants. Stimulants are used in many weight loss products, including some of our supplements. To the best of our knowledge, this bill and the bill described below (though perhaps under different numbers) are still pending.

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

So far, neither of the bills above, nor any other proposed legislation that would undermine DSHEA or impose additional requirements on supplements, have passed. With the help of our regulatory attorney, we will continue to monitor these anti-DSHEA bills, and determine if any of them become a serious threat to our business. In addition, the two major trade associations of the dietary supplement industry—the American Herbal Products Association, or AHPA, and the National Natural Foods Association, or NNFA—have both been actively lobbying against any bills that would require or lead to unreasonable restraints on the manufacture, labeling, and marketing of dietary supplements.

Prouct Liability - We, like other marketers of products that are intended to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We have evaluated the risk associated with consumption of our current products and, based on the indemnification given by our manufacturers and the current product mix, we cancelled our product liability insurance in

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (cont.)

August 2005. Products containing ephedra, which represented 9.7% of our 2004 net sales, were not covered by our product liability insurance. All of our product manufacturers carry product liability insurance, which covers our products. Such product claims against us could adversely affect product sales, results of our operations, financial condition and the value of our common stock.

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

On August 9, 2005, the Company entered into a written employment agreement with Steven G. Kochen, the new President of the Company. The contract provides, among other things, that Mr. Kochen will serve as the President of the Company for an initial term of two years, followed by two successive one-year terms unless either party elects not to renew. The contract calls for a base salary of $200,000 per year and eligibility to receive certain performance-based incentive bonuses. Additionally, the Company agreed to use its best efforts to obtain any shareholder or regulatory authority necessary to grant Mr. Kochen up to 250,000 stock options. In the event the Company terminates Mr. Kochen without cause, he will receive certain severance pay based upon his length of employment with the Company. On January 5, 2006, the Company announced the termination of Mr. Kochen. Severance was paid under the terms of his contract.

15.	DEFERRED COMPENSATION

On November 4, 2003, the Company entered into a written employment agreement with John W. Hail, former Chief Executive Officer, or the Executive. The contract was for an initial two-year term, commencing November 4, 2003, and may be extended for up to five successive one-year terms if the Company and the Executive agree in writing. The contract calls for a base salary of $249,600 per year, a monthly bonus payment of one percent (1%) of the Company’s gross revenues, and a discretionary year-end bonus determined by a majority vote of the Board of Directors. The agreement also contains provisions for graduated severance payments if the Company terminates the Executive without cause. In addition, if the employment period is extended beyond November 11, 2005, the monthly bonus payment will cease and be replaced by a fixed supplemental payment to the Executive, which will be in a gross amount necessary to cover all federal, state and local taxes and all employment taxes, and pay a net amount of $7,000 per month. In 2003, the Company made an accrual for the discounted value of the fixed supplemental payments as a distribution and administrative expense. At December 31, 2005, the discounted value of those fixed supplemental payments was approximately $615,000. The Company accrues the expense in distribution and administrative expenses. On November 14, 2005, the Company extended Mr. Hail’s employment for a period of one year, in agreement with the original terms of his employment agreement. On February 16, 2006, the Company announced Mr. Hail’s retirement as Chief Executive Officer and Chairman of the Board.

16.	ACQUISITIONS

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

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (cont.)

The Heartland Cup acquisition was accounted for as a purchase under Statement of Financial Accounting Standard No. 141 (“SFAS No. 141”). In accordance with SFAS No. 141 , the Company allocated the purchase price of the acquisition based on the fair value of the assets acquired and liabilities assumed. Goodwill resulting from the Heartland Cup acquisition was reserved for impairment. The purchase price allocation for the acquisition is preliminary and further refinements are likely to be made based on final valuation studies. Management does not believe that the final purchase price allocation will produce materially different results than those reflected herein.

Below are pro forma financial statements as if the Company and Heartland were consolidated for the full year ended December 31, 2005.

PRO FORMA CONSOLIDATED BALANCE SHEET
AT DECEMBER 31, 2005
			Pro Forma
	AMS	Heartland	Adjustments	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118,805	$1,504	$—	$120,309
Marketable securities, available for sale, at fair value	278,131	—	—	278,131
Receivables - net of allowance for doubtful accounts	59,845	344,837	—	404,682
Inventory	860,541	161,490	—	1,022,031
Other assets	24,542	—	—	24,542
Total current assets	1,341,864	507,831	—	1,849,695
RESTRICTED SECURITIES	75,477	—	—	75,477
RECEIVABLES	44,016	—	—	44,016
PROPERTY AND EQUIPMENT, net	3,131,092	1,375,792	—	4,506,884
INVESTMENT IN SUBSIDIARY	533,000	—	(533,000)	—
INTERCOMPANY	1,652,481	—	(1,652,481)	—
COVENANTS NOT TO COMPETE and other intangibles, net	402,370	—	--	402,370
OTHER ASSETS	26,795	—	—	26,795
TOTAL	$7,207,095	$1,883,623	$(2,185,481)	$6,905,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$391,615	$145,807	$—	$537,422
Bank overdraft	203,500	—	—	203,500
Accrued commissions and bonuses	254,828	—	—	254,828
Accrued other expenses	355,400	30,329	—	385,729
Accrued sales tax liability	40,980	—	—	40,980
Notes payable	—	412,681	—	412,681
Capital lease obligations	76,650	3,500	—	80,150
Total current liabilities	1,322,973	592,317	—	1,915,290
LONG-TERM LIABILITIES:
Notes payable	—	1,670,688	—	1,670,688
Capital lease obligations	74,320	—	—	74,320
Deferred compensation	615,301	—	—	615,301
Lease abandonment liability	110,249	—	—	110,249

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (cont.)

Intercompany	—	1,652,481	(1,652,481)	—
Total liabilities	2,122,844	3,915,485	(1,652,481)	4,385,848

COMMITMENTS AND CONTENGENCIES
SHAREHOLDERS’ EQUITY:
Common stock	835	225,000	(225,000)	835
Paid-in capital	21,870,872	—	—	21,870,872
Notes receivable for exercise of options	(31,000)	—	—	(31,000)
Accumulated deficit	(14,109,461)	(2,256,863)	(308,000)	(16,674,324)
Accumulated other comprehensive gain, net of tax	(14,215)	—	--	(14,215)
Total capital and accumulated deficit	7,717,031	(2,031,863)	(533,000)	5,152,168
Less: cost of treasury stock	(2,632,779)	—	—	(2,632,779)
Total shareholders’ equity	5,084,252	(2,031,863)	(533,000)	2,519,389
TOTAL	$7,207,095	$1,883,623	$(2,185,481)	$6,905,237

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2005

			Pro Forma
Revenues:	AMS	Heartland	Adjustments	Consolidated
Net marketing sales	$12,606,325	$—	$—	$12,606,325
Net manufacturing sales	—	2,147,388	—	2,147,388
Total net revenues	12,606,325	2,147,388	—	14,753,713
Cost of sales:
Marketing cost of sales	9,516,849	—	—	9,516,849
Manufacturing cost of sales	—	1,931,630	—	1,931,630
Total cost of sales	9,516,849	1,931,630	—	11,448,479

Gross profit	3,089,476	215,758	—	3,305,234
Marketing, distribution and administrative expenses:
Marketing	1,169,768	—	—	1,169,768
Distribution and administrative	5,247,026	1,618,121	—	6,865,147
Total marketing, distribution and administrative expenses	6,416,794	1,618,121	—	8,034,915
Loss from operations	(3,327,318)	(1,402,363)	—	(4,729,681)
Other income (expense):
Interest and dividends, net	58,766	(106,909)	—	(48,143)
Other income (expense)	147,111	—	—	147,111
Total other income (expense)	205,877	(106,909)	—	98,968
Loss before taxes	(3,121,441)	(1,509,272)	—	(4,630,713)
Income tax expense	32,835	—	—	32,835
NET LOSS	$(3,154,276)	$(1,509,272)	$—	$(4,663,548)

17.	REPORTABLE SEGMENTS

The Company manages its business by type of business activity. The Company evaluates its operating segments’ performance based on earnings or loss from operations before income taxes. The Company had two reportable segments for the year ended December 31, 2005: Marketing and Manufacturing.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (cont.)

The Marketing Segment is the core segment of the Company’s business. This segment markets a line of products through a network marketing organization in which independent associates purchase products for resale to retail customers as well as for their own personal use. The Manufacturing Segment consists of Heartland Cup, Inc., an acquisition by the Company effective in September 2005. Heartland Cup is a manufacturer of foam cups, producing and distributing various sizes of foam drink cups marketed through various government contracts, wholesalers and retail sales.

The following is certain financial information regarding the Company’s reportable segments:

	Marketing	Manufacturing	Total
For the year ended December 31, 2005:
Revenue from external customers	$12,606,325	$1,094,999	$13,701,324
Interest income	72,978	-	72,978
Interest expense	14,212	61,925	76,137
Depreciation and amortization	759,198	36,952	796,150
Segment losses	3,154,276	611,807	3,766,083
Segment assets	5,021,614	1,883,623	6,905,237
Expenditures for segment assets	220,269	416,371	636,640

A reconciliation of the segment reporting information for the year ended December 31, 2005, to the consolidated results is as follows:

Revenue
Total revenue for reportable segments	$13,701,324
Elimination of intersegment revenue	-
Total consolidated revenue	$13,701,324

Net loss
Total loss for reportable segments	$3,766,083
Elimination of intersegment losses	-
Total consolidated net loss	$3,766,083

Assets
Total assets for segment reporting	$6,905,237
Other assets not included in segment reporting	-
Total consolidated assets	$6,905,237

18.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004.

	2005
	December 31	September 30	June 30	March 31

Revenues	$3,285,771	$2,866,476	$3,528,319	$4,020,758
Costs and expenses	4,380,812	3,398,176	4,320,221	5,335,363
Loss before income taxes	(1,095,041)	(531,700)	(791,902)	(1,314,605)

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (cont.)

Income tax expense (benefit)	49,305	(17,832)	(22,456)	23,818
Net loss	$(1,144,346)	$(513,868)	$(769,446)	$(1,338,423)
Net loss per common share - basic	$(0.15)	$(0.07)	$(0.11)	$(0.19)
Net loss per common share - assuming dilution	$(0.15)	$(0.07)	$(0.11)	$(0.19)

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

19.	YEAR-END ADJUSTMENTS

The Company made certain year-end adjustments in 2005 resulting from the allowance for doubtful accounts and inventory write off and obsolescence reserve. These adjustments, after applicable income tax effects, increased net loss as follows:

Allowance for doubtful accounts	$175,172
Inventory write off and obsolescence reserve	153,913
$329,085

These adjustments increased 2005 fourth quarter basic loss per share by $0.04.

20.	VALUATION AND QUALIFYING ACCOUNTS

The table below shows the beginning balance, activity and ending balance for the Company’s reserves and allowances deducted from asset accounts:

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (cont.)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
YEAR ENDED DECEMBER 31, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$—	$175,172	$—	$—	$175,172
Allowance for obsolete inventory	—	153,913	—	—	153,913
Allowance for deferred tax assets	3,921,515	—	1,439,058	—	5,360,573

YEAR ENDED DECEMBER 31, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for deferred tax assets	441,000	3,480,515	—	—	3,921,515

YEAR ENDED DECEMBER 31, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for obsolete inventory	116,143	—	—	$116,143	—
Allowance for deferred tax assets	—	441,000	—	—	441,000

* * * * * *

Exhibit Index

3.1	The Registrant's Certificate of Incorporation,incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801), filed with the Commission on March 11, 1998.

3.2	The Registrant's Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (registsration No. 333-47801), filed with the Commission on March 11, 1998.

10.1	Stock Option Agreement of Advantage Marketing Systems dated January 3, 2001, cinorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.2*	The Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.3*	Employment Agreement by and between David D'Arcangelo and Registrant dated effective as of November 25, 2002, incorporated by reference to From 10-K/A, filed with the Commission on March 31, 2003.

10.4*	Non-qualified Stock Option Agreement by and between David D'Arcangelo and Registrant dated effective as of December 2, 2002, incorporated by reference to Form 10-K/A, filed with the Commission on March 31, 2003.

10.5*	The Advantage Marketing Systems, Inc. 2003 Stock Incentive Plan, incorporated by reference to Form S-8 Registration Statement (No. 333-109093), filed with the Commission on September 24, 2003.

10.6	Fulfillment Services Agreement with Vita Sales & Distribution Multi-Country, dated January 19, 2004, incorporated by reference to From 10-K, filed with the Commission on March 29, 2004.

10.7*	Employment Agreement by and between John W. Hail and Registrant dated effective as of November 4, 2003, incorporatedby reference to Form 10-K, filed with the Commission on March 29, 2004.

10.8	Commercial Industrial Real Estate Purchase Contract dated August 12, 2004 by and between Registrant and Keltronics Corporation, incorporated by reference to Form 10-Q, filed with the Commission on November 12, 2004.

10.9*	Employment Agreement by and between Steven G. Kochen and Registrant dated effective as of August 9, 2005, incorporated by reference to Form 8-K, filed with the Commission on August 12, 2005.

10.10*	Employment Agreement by and between Jerry W. Gizzle and Registrant dated effective as of January 25, 2006, filed herewith.

21	Subsidiaries, filed herewith.

23.1	Consent of Cole & Reed PC, filed herewith.

23.2	Consent of Grant Thornton LLP, filed herewith.

31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer, filed herewith.

31.2	Rule 13a-14(a) Certification by our Chief Financial Officer, filed herewith.

32.1	Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of our Chief Financial Officer, filed herewith.

* Designates a compensatory plan.