Form 10QSB
period 2006-03-31
AMS HEALTH SCIENCES INC
filed 2006-05-15
CIK 841866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2006

or

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-13343

AMS HEALTH SCIENCES, INC.
(Exact name of Small Business Issuer as specified in its charter)

Oklahoma
(State or other jurisdiction of incorporation or organization)

73-1323256
(I.R.S. Employer Identification No.)

711 NE 39th Street
Oklahoma City, Oklahoma 73105
(Address of principal executive offices)

(405) 842-0131
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	X	No

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

On May 10, 2006, we had outstanding 7,775,824 shares of our common stock, $.0001 par value.

AMS HEALTH SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2006

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the caption “Item 2 - Management’s Discussion and Analysis or Plan of Operation” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “may”, “will”, or “should” or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business and acquisition strategies; changes in the network marketing industry and changes in consumer preferences; competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness; acceptance of new product offerings; changes in, or the failure to comply with, government regulations (especially food and drug laws and regulations); product liability matters; our ability to obtain financing for future acquisitions and other factors. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

_____________________PART I -FINANCIAL INFORMATION______________________

Item 1. FINANCIAL STATEMENTS

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31,	December 31,
ASSETS	2006	2005
	(Unuadited)
CURRENT ASSETS:
Cash and cash equivalents	$73,318	$118,805
Marketable securities, available for sale, at fair value	154,882	278,131
Receivables	85,238	59,846
Inventory	645,300	860,540
Other assets	24,044	24,542
Current assets of discontinued operations	376,977	507,831
Total current assets	1,359,759	1,849,695
RESTRICTED SECURITIES	75,958	75,477
RECEIVABLES	34,909	44,016
PROPERTY AND EQUIPMENT, net	3,268,106	3,131,092
COVENANTS NOT TO COMPETE and other intangibles, net	382,916	402,370
OTHER ASSETS	29,476	26,793
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	1,348,448	1,375,792
TOTAL	$6,499,572	$6,905,235
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$266,999	$391,615
Bank overdraft	-	203,500
Accrued commissions and bonuses	263,737	254,828
Accrued other expenses	405,683	355,938
Accrued sales tax liability	53,640	40,980
Capital lease obligations	123,336	76,650
Current liabilities of discontinued operations	702,315	592,317
Total current liabilities	1,815,710	1,915,288
LONG-TERM LIABILITIES:
Capital lease obligations	186,369	74,320
Deferred compensation	591,707	615,301
Lease abandonment liability	92,277	110,249
Liabilities of discontinued operations	1,607,626	1,670,688
Total liabilities	4,293,689	4,385,846
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY
Common stock - $.0001 par value; authorized 495,000,000 shares; issued
8,354,053 and 8,344,803 shares, outstanding 7,775,824 and 7,766,574 shares, respectively	835	835
Paid-in capital	21,873,809	21,870,872
Notes receivable for exercise of options	(31,000)	(31,000)
Accumulated deficit	(16,990,767)	(16,674,324)
Accumulated other comprehensive income, net of tax	(14,215)	(14,215)
Total capital and accumulated deficit	4,838,662	5,152,168
Less cost of treasury stock (591,595 shares)	(2,632,779)	(2,632,779)
Total stockholders’ equity	2,205,883	2,519,389
TOTAL	$6,499,572	$6,905,235
See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
Net sales	$2,351,713	$4,020,758
Cost of sales	1,565,154	3,542,133
Gross profit	786,559	478,625
Marketing and administrative expenses:
Marketing	141,144	312,121
Administrative	689,520	1,509,508
Total marketing and administrative expenses	830,664	1,821,629
Loss from operations	(44,105)	(1,343,004)
Other income (expense):
Interest and dividends, net	3,842	7,659
Other, net	59,664	20,830
Total other income	63,506	28,399
Income (loss) from continuing operations before taxes	19,401	(1,314,605)
Income tax expense	-	23,818
Income (loss) from continuing operations	19,401	(1,338,423)
Discontinued Operations (Note 11)
Loss from discontinued operations, net of tax	(335,715)	-
Net loss	$(316,314)	$(1,338,423)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	$-	$(0.19)
Loss from discontinued operations, net of tax	(0.04)	-
Net loss per share	$(0.04)	$(0.19)
Diluted:
Income (loss) from continuing operations	$-	$(0.19)
Loss from discontinued operations, net of tax	(0.04)	-
Net loss per share	$(0.04)	$(0.19)

Shares used in computing net loss per share:
Basic	7,766,574	6,991,470
Diluted	7,781,035	6,991,470

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(316,314)	$(1,338,423)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations	335,715	-
Depreciation and amortization	164,859	204,666
Allowance for doubtful accounts	(11,319)	-
Employee compensation recognized upon exercise or grant of stock options	2,937	66,602
Gain on sale of assets	(46,617)	-
Realized (gain) loss on sale of marketable securities	(234)	(16,890)
Deferred taxes	-	23,818
Changes in operating assets and liabilities :
Receivables	(15,379)	242,399
Inventory	215,240	305,258
Other assets	850	(42,401)
Accounts payable and accrued expenses	(53,730)	(279,356)
Lease abandonment liability	(17,007)	(5,215)
Deferred compensation	(23,594)	10,975
Net operating activities of discontinued operations	(95,899)	-
Net cash provided by (used in) operating activities	139,508	(828,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(97,822)	(82,477)
Sales of property and equipment	47,950	58,587
Receipts of notes receivable	10,412	8,198
Purchases of marketable securities, available for sale	(281,450)	(1,324,883)
Sales of marketable securities, available for sale	404,452	2,087,306
Net investing activities of discontinued operations	-	-
Net cash provided by investing activities	83,542	746,731

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(203,500)	(395,936)
Proceeds from issuance of common stock	-	303,637
Principal payment on capital lease obligations	(30,228)	(105,040)
Net financing activities of discontinued operations	(34,809)	-
Net cash used in financing activities	(268,537)	(197,339)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(45,487)	(279,175)
CASH AND CASH EQUIVALENTS, BEGINNING	118,805	588,909
CASH AND CASH EQUIVALENTS, ENDING	$73,318	$309,734

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended December 31, 2005.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2006.

2.	SHARE-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors, including employee stock options. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has utilized the guidance of SAB 107 in its adoption of SFAS 123R.

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the results of operations at their grant-date fair values. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standards as of January 1, 2006, the first day of the Company’s 2006 fiscal year. Under this transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

Equity Compensation Plans

During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for grant can consist of (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors and consultants. Non-employee directors are excluded from Plan participation. The option price for shares of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options may be exercised within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. No stock appreciation rights are attached to any options outstanding. At March 31, 2006, no shares were available for future grants under the 1995 Stock Option Plan. Options granted under the Plan have an exercise price equal to the fair market value on the date of grant, are fully vested at March 31, 2006, and generally expire ten years after grant date.

During 2003, the Company approved the 2003 Stock Incentive Plan, or 2003 Plan. Under the 2003 Plan, options available for grant can consist of (i) nonqualified stock options, (ii) incentive stock options and (iii) restricted stock. The Company has reserved 2,000,000 shares of the Company's common stock $.0001 par value for the 2003 Plan. The Plan limits participation to employees, independent contractors, and consultants. The option price for shares of stock subject to this Plan is set by the Compensation Committee of the Board of Directors at a price not less than market value of the common stock on the date of grant. No stock options may be exercised within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. At March 31, 2006, there were 387,000 shares available for future grants under the 2003 Stock Incentive Plan. Options granted under the Plan have an exercise price equal to the fair market value on the date of grant, are fully vested at March 31, 2006, and generally expire ten years after grant date.

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the first quarter of 2006 and 2005 were calculated using the following estimated weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Expected volatility	74.49%	57.50%
Expected term (in years)	5	5
Risk-free interest rate	4.80%	2.72%
Expected dividend yield	0%	0%

Expected volatility is based on historical volatility. The expected term of the options is based on management’s best estimate. The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption. The Company has not historically issued any dividends and does not expect to in the future.

Share-Based Compensation Expense

The Company uses the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will re-evaluate the forfeiture rate annually and adjust as necessary.

Share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $2,937, allocated as follows:

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

Three Months Ended
March 31, 2006
Distribution and administrative expenses	$4,815
Income tax effect	1,878
Total share-based compensation	$2,937

There was no share-based compensation expense related to employee stock options recognized during the three months ended March 31, 2005. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of APB 25 and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. In accordance with APB 25, no share-based compensation cost was reflected in the Company’s net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. Had the Company used the fair value based accounting method for share-based compensation expense prescribed by SFAS Nos. 123 and 148 for the period ended March 31, 2005, the Company’s consolidated net loss and net loss per share would have been increased to the pro-forma amounts illustrated as follows:

Three Months Ended
March 31, 2005
Basic and diluted:
Net loss as reported	$(1,338,423)
Deduct: share-based employee compensation, net of income tax	18,182
Pro forma net loss	$(1,356,605)

Net loss per share:
Basic - as reported	$(0.19)
Basic - pro forma	$(0.19)
Diluted - as reported	$(0.19)
Diluted - pro forma	$(0.19)

Shares outstanding - basic	6,991,470
Shares outstanding - diluted	6,991,470

Option Activity

A summary of the activity under the Company’s stock options plans for the three-month period ended March 31, 2006 is presented below:

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Options outstanding at December 31, 2005	1,950,009	$3.13
Granted	250,000	0.62		$5,000
Exercised	-	-		$-
Canceled	-	-
Options outstanding at March 31, 2006	2,200,009	$2.84	5.31	$5,000
Options exercisable at March 31, 2006	1,950,009	$3.13	5.24	$-
Options vested and options expected to vest at March 31, 2006	1,950,009	$3.13	5.24	$-

There were no stock options that became fully vested during the three months ended March 31, 2006. As of March 31, 2006, there was $91,486 of total unrecognized compensation cost, net estimated forfeitures, related to unvested share-based awards, which is expected to be recognized over a period of 4.75 years.

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

For the three months ended March 31, 2006, there were no unrealized gains or losses, as all securities are in cash or cash equivalents. Net unrealized losses, net of tax, of approximately $39,000, including approximately $20,000 reclassified to loss, were included in accumulated other comprehensive income for the three months ended March 31, 2005. Total comprehensive loss for the three months ended March 31, 2006 was $316,314, and total comprehensive loss for the three months ended March 31, 2005 was $1,529,177.

4.	RESTRICTED SECURITIES

In connection with the Heartland acquisition, the Company has pledged marketable securities in the amount of $75,958 as restricted cash against one of the notes payable.

5.	ACQUISITION

On September 9, 2005, the Company entered into a definitive Stock Purchase Agreement with Heartland Cup, Inc. (“Heartland Cup”) and its principal shareholder for the purchase of all of the

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

principal shareholder’s stock in Heartland Cup. Upon closing of the Stock Purchase Agreement, the Company acquired 2,000,000 shares, or approximately 83% of the outstanding capital stock of Heartland Cup, for 200,000 shares of the Company’s common stock. In addition, the Company paid approximately $200,000 to acquire the remaining shares of Heartland Cup.

The Heartland Cup acquisition was accounted for as a purchase under Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”). In accordance with SFAS No. 141, the Company allocated the purchase price of the acquisition based on the fair value of the assets acquired and liabilities assumed. Goodwill resulting from the Heartland Cup acquisition was reserved for impairment.

6.	LOSS PER SHARE

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

The following is a reconciliation of the common shares used in the calculations of loss per common share - basic and loss per common share - assuming dilution:

	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Weighted average common shares outstanding:
For the three months ended March 31, 2006:
Loss per common share:
Loss available to common stockholders	$(316,314)	7,766,574	$(0.04)
Loss per common share - assuming dilution:
Options	-	14,461
Loss available to common stockholders plus assumed conversions	$(316,314)	7,781,035	$(0.04)

For the three months ended March 31, 2005:
Loss per common share:
Loss available to common stockholders	$(1,338,423)	6,991,470	$(0.19)
Loss per common share - assuming dilution:
Options	-	-
Loss available to common stockholders plus assumed conversion	$(1,338,423)	6,991,470	$(0.19)

Options to purchase 2,200,009 shares of common stock at exercise prices ranging from $0.62 to $6.00 per share were outstanding for the three months ended March 31, 2006, but were not included

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

in the computation of income (loss) per common share - assuming dilution because there was a net loss for the period then ended.

Options to purchase 2,580,658 shares of common stock at exercise prices ranging from $1.30 to $6.00 per share were outstanding for the three months ended March 31, 2005, but were not included in the computation of income (loss) per common share - assuming dilution because there was a net loss for the period then ended.

7.	DEFERRED TAXES

On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Valuation allowances have been established for certain operating loss and credit carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices and costs. The outlook for determination of this allowance is calculated on the Company’s historical taxable income, its expectations for the future based on a rolling twelve quarters, and available tax-planning strategies. Based on this determination, management does not expect that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as offsets to the tax consequences of future taxable income. As such, a valuation allowance was provided for the entire deferred tax asset of approximately $5,400,000 at March 31, 2006. The Company’s effective tax rate differs from its statutory tax rate for 2006 due to the tax valuation allowance. The Company has net operating loss carryforwards of approximately $11,000,000 available to reduce future taxable income, which will begin to expire in 2021.

8.	COMMITMENTS AND CONTINGENCIES

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

So far, neither of the bills above, nor any other proposed legislation that would undermine DSHEA or impose additional requirements on supplements, have passed. With the help of its regulatory attorney, the Company will continue to monitor these anti-DSHEA bills, and determine if any of them become a serious threat to its business. In addition, the two major trade associations of the dietary supplement industry—the American Herbal Products Association, or AHPA, and the National

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

Natural Foods Association, or NNFA—have both been actively lobbying against any bills that would require or lead to unreasonable restraints on the manufacture, labeling, and marketing of dietary supplements.

Product Liability - The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company has evaluated the risk associated with consumption of its current products and, based on the indemnification given by its manufacturers and the current product mix, the Company cancelled its product liability insurance in August 2005. Products containing ephedra, which represented 31.0% of the Company’s first quarter 2004 net revenues, were not covered by the Company’s product liability insurance. Substantially all of the Company’s product manufacturers carry product liability insurance, which covers its products. Such product claims against the Company could adversely affect product sales, results of operations, financial condition and the value of the Company’s common stock.

Legal Proceedings - The Company is currently involved in asserted and unasserted claims, which arise in the ordinary course of business. The Company routinely evaluates whether a loss is probable, and if so, whether it can be estimated. Estimates are based on similar case law matters, consultation with subject matter experts and information obtained through negotiations with counter-parties. As such, accurately depicting the outcome of pending litigation requires considerable judgment and is subject to material differences on final settlement. Accruals for probable losses are recorded in accrued expenses. If the Company’s assessment of the probability is inaccurate, the Company may need to record additional accruals or reduce recorded accruals later. In addition, the Company may need to adjust its estimates of the probable loss amounts as further information is obtained or the Company considers settlements. See “Part II, Item 1. Legal Proceedings” for a description of the most significant claims by or against the Company.

Employment Agreements  - In January 2006, the Company entered into a written employment agreement with Jerry W. Grizzle, the Company’s Chairman of the Board, President and Chief Executive Officer. The contract is for a two-year term, commencing January 25, 2006, for an initial term of two years, followed by two successive one-year terms unless either party elects not to renew the Agreement. Mr. Grizzle’s base salary is $150,000 per year for the first year of the Initial Term, $200,000 for the second year of the Initial Term and $250,000 for each year after the Initial Term. Additionally, Mr. Grizzle will be eligible to receive certain performance-based incentive bonuses. The Company granted Mr. Grizzle options to purchase 250,000 shares of the Company’s common stock on February 15, 2006, with an exercise price of $0.62 per share. The options vest in five equal annual installments beginning February 15, 2007 and expire February 15, 2016. In the event the Company terminates Mr. Grizzle without cause, he will receive certain severance pay based upon his length of employment with the Company.

In April 2006, the Company entered into a written employment agreement with Robin L. Jacob, the Company’s Vice President, Secretary, Treasurer and Chief Financial Officer. The contract is for a two-year term, commencing February 12, 2006, followed by two successive one-year terms unless either party elects not to renew the Agreement. Ms. Jacob’s base salary is $100,000 per year for the first year of the Initial Term, $112,500 for the second year of the Initial Term and $125,000 for each year after the Initial Term. Additionally, she is eligible to receive certain performance-based incentive bonuses. The Company granted Ms. Jacob options to purchase 150,000 shares of the Company’s common stock at an exercise price of $.64 per share, which was the closing price of the Company’s common stock on March 31, 2006, the last trading day prior to the date the options were granted. The options vest in five equal annual installments beginning April 1, 2007 and expire April 1, 2016. In the event the Company terminates Ms. Jacob without cause, she will receive certain severance pay based upon her length of employment with the Company.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

9.	DEFERRED COMPENSATION AND CONSULTING AGREEMENTS

On November 4, 2003, the Company entered into a written employment agreement with John W. Hail. The contract was for an initial two-year term, commencing November 4, 2003, and extended for up to five successive one-year terms if the Company and Mr. Hail agree in writing. The agreement was extended on November 4, 2005. The contract calls for a base salary of $249,600 per year, a monthly variable salary equal to one percent (1%) of the Company’s gross revenues, and a discretionary year-end bonus determined by a majority vote of the Board of Directors. On November 4, 2005, the Company extended Mr. Hail’s employment agreement to November 4, 2006. In connection with the extension, Mr. Hail’s monthly variable salary ceased and was replaced by a fixed supplemental payment to Mr. Hail, which was the gross amount necessary to cover all federal, state and local taxes and all employment taxes, and pay a net amount of $7,000 per month. Mr. Hail retired as the Company’s Chief Executive Officer and Chairman of the Board effective February 12, 2006. At such time, the Company’s obligations under his employment agreement terminated. In April 2006, the Company signed a consulting agreement with TVC Marketing, Inc., regarding the services of Mr. Hail. The agreement is for an initial six-month term, commencing March 1, 2006, with the renewal option of any number of additional successive six-month terms by mutual agreement between the parties. Such renewal(s) must be in writing signed by both parties. The consulting fee is $5,000 per month for the entire term of the agreement, plus reimbursement of reasonable travel expenses.

10.	LEASE ABANDONMENT

In January 2004, the Company commenced a relocation of its corporate headquarters from 2601 NW Expressway (the Oil Center), Oklahoma City, Oklahoma to its warehouse and distribution facility. A portion of the Oil Center was maintained for storage, a portion was maintained for possible relocation of Company personnel due to expansion of the business and a portion was subleased to a third party under a short-term lease. In September 2004, Company management determined the existing spacce was sufficient to meet expansion needs, and as such, abandoned the Oil Center location. In determining lease abandonment, management assumed the continuation of the existing sublease at the current rate. In addition, a discount rate of 6.5% was used to calculate the present value of current lease payments less sublease revenue. At March 31, 2006, the lease abandonment accrual was approximately $171,000.

11.	DISCONTINUED OPERATIONS

On March 31, 2006, the Company adopted a plan to discontinue the operations of its Heartland Cup subsidiary. The Company has actively marketed Heartland Cup to prospective buyers. At March 31, 2006, Heartland Cup had reduced employee count to only those necessary to show the plant to prospects. As of May 10, 2006, the Company was in negotiations with a prospective buyer to purchase the plant, equipment and current customer contracts. Management believes this purchase will conclude within one year from March 31, 2006.

The results of operations of discontinued operations are summarized below:

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

Three Months
Ended
March 31, 2006
Revenues	$513,445

Loss from operations of discontinued operations	$(315,715)
Estimated costs to sell	(20,000)
Income tax effect	-
Loss from discontinued operations, net of tax	$(335,715)

The Company expects to incur attorney fees, in connection with the sale of the Heartland Cup operations, to draft the sales contracts, and complete the transaction. As such, the Company has included an estimate of $20,000 in the discontinued operations accrual at March 31, 2006.

The components of assets and liabilities of discontinued operations in the accompanying consolidated balance sheets are as follows:

March 31, 2006
Current assets of discontinued operations:
Cash	$1,113
Accounts receivable, net	171,933
Inventory	203,931
Total	$376,977
Noncurrent assets of discontinued operations:
Property and equipment, net	$1,347,977
Net other assets	471
Total	$1,348,448

Current liabilities of discontinued operations:
Accounts payable	$227,225
Current portion of long-term debt	444,434
Other current liabilities	30,656
Total	$702,315

Long-term liabilities of discontinued operations:
Long-term debt	$1,607,626

12.	GOING CONCERN

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

•	Excessive expenses incurred in the Heartland operations, resulting from expenditures over and above what was represented, and a continuing excess of monthly operating expenses over revenues; and

•	Recurring losses, due to the FDA’s ban on ephedra products, and the replacement of new products.

The Company has taken the following steps to significantly reduce its cost of sales and marketing, distribution and administrative costs:

• Reductions in force, encompassing all departments within the Company;

• The termination of a discount sales program, designed to give customers a cash discount after purchasing a certain dollar amount of product; and

•	The termination of several extra employee benefits, including vehicle allowances and social and country-club privileges.

On March 31, 2006, the Company adopted a plan to discontinue the operations of its Heartland Cup subsidiary. The Company has actively marketed Heartland Cup to prospective buyers. At March 31, 2006, Heartland Cup had reduced employee count to only those necessary to show the plant to prospects. As of May 10, 2006, the Company was in negotiations with a prospective buyer to purchase the plant, equipment and current customer contracts. Management is also actively working with several investment firms to raise equity capital, not only for equity purposes, but also for cash flow purposes. Finally, the Company is exploring strategic acquisitions of network marketing companies with profitable, sustained operations.

The Company is seeing positive upswings and trends in associate recruiting, as well as continued reductions in costs of goods sold and administrative expenses. At March 31, 2006, the Company’s ratios compared to net sales are trending toward the levels that existed in the Company’s last profitable year. Finally, the Company is exploring a new product offering that management believes will be the replacement for the ephedra product banned in 2004.

The Company believes that without the drain on resources from the Heartland operations, and based on the results in the first quarter of 2006, it will generate sufficient working capital to sustain operating activities for the next twelve months.

******

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
AMS Health Sciences, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of AMS Health Sciences, Inc. and Subsidiaries as of March 31, 2006, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2006. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements, as of and for the period ended March 31, 2006, for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AMS Health Sciences, Inc. and Subsidiaries as of December 31, 2005 and the consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein) and, in our report dated March 28, 2006, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ COLE & REED P.C.

Oklahoma City, Oklahoma
May 12, 2006

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

We market a product line consisting of approximately sixty products in three categories; weight management, dietary supplement and personal care products. These products are marketed through a network marketing organization in which independent associates purchase products for resale to retail customers as well as for their own personal use.

On September 9, 2005, we entered into a definitive Stock Purchase Agreement with Heartland and its principal shareholder for the purchase of all of the principal shareholder’s stock in Heartland. Upon closing of the Stock Purchase Agreement, we acquired 2,000,000 shares, or approximately 83% of the outstanding capital stock of Heartland, for 200,000 shares of our common stock. In addition, we paid approximately $200,000 to acquire the remaining shares of Heartland. Heartland is a manufacturer of foam cups, distributed through a number of contracts. Heartland has exclusive contracts with the State of Oklahoma and the Department of Defense, as well as a number of restaurants.

As described in Footnote 11 to the Financial Statements, we have made the decision to sell or cease operations at Heartland Cup. As such, our consolidated financial statements reflect Heartland Cup as a discontinued operation. As described in Part II, Item 1. Legal Proceedings, we have filed suit against Truett McCarty with the District Court of Oklahoma County, State of Oklahoma relating to our acquisition of Heartland. We believe that Mr. McCarty has both defrauded us regarding the financial conditions and results of operations of Heartland, as well as breached certain representations and warranties in the stock purchase agreement relating to the Heartland acquisition. It is our belief that, had we been aware of the true facts and circumstances regarding Heartland’s financial condition and historical results of operations, we would not have purchased Heartland. We presently believe that the dedication of our time and attention to Heartland is neither in our or our stockholders’ best interests. As a result, we have discontinued the Heartland operations, and are in negotiations with a prospective buyer to purchase the plant, equipment and existing customer contracts. Due to the above reasons, any further discussion of Heartland and its operations in this report will be limited to the discussions included in Item 2. Management’s Discussion and Analysis or Plan of Operation and Part II, Item 1. Legal Proceedings. Since the purchase offer for Heartland Cup is not finalized, we cannot determine the ultimate impact of the sale on our financial condition or results of operations.

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

We recognize revenue upon shipment of products, training aids and promotional material to our independent associates. All of our customers pay for sales in advance of shipment. As such, we have no trade receivables. We used to make loans to associates, which were repayable in five years or less, and which were secured by commissions controlled by us. Associate loans are no longer allowed. Interest rates on loans were typically two percent or more above the Prime rate and were fixed. All loans were secured by guaranteed payment sources that were within our control, but subject to increases and decreases depending upon associate sales activity. Management determined that there was a possibility of default on the associate loans. As such, We have reserved an allowance for doubtful accounts in connection with the associate loans. At March 31, 2006, the allowance for doubtful accounts was approximately $136,000. Total associate loans still outstanding at March 31, 2006 totaled approximately $193,000.

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

We use an asset and liability approach to account for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. A valuation allowance is established if, in management's opinion, it is more likely than not that some portion of the deferred tax asset will not be realized. All evidence, both positive and negative, is considered to determine whether a valuation allowance is needed for some or all of a deferred tax asset. Judgment must be used in considering the relative impact of negative and positive evidence. The more negative evidence that exists, (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed. Based on the above factors and management’s evaluation, we determined that a valuation allowance should be established for the entire deferred tax asset. At March 31, 2006, our deferred tax asset was approximately $5,400,000.

We write down our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if written-off inventory is sold. At March 31, 2006, we have a marketing inventory obsolescence reserve of approximately $75,000 for estimated obsolete or unsalable inventory.

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

Results of Operations

The following table sets forth, as a percentage of our net sales, selected results of operations for the three months ended March 31, 2006 and 2005. The selected results of operations are derived from our unaudited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

	For the Three Months Ended
	March 31,
	2006		2005
	Amount	Percent	Amount	Percent
Net sales	$2,351,713	100.0%	$4,020,758	100.0%
Cost of sales:
Commissions and bonuses	827,815	35.2	2,058,629	51.2
Cost of products	458,070	19.5	977,067	24.3
Cost of shipping	279,269	11.9	506,437	12.6
Total cost of sales	1,565,154	66.6	3,542,133	88.1
Gross profit	786,559	33.4	478,625	11.9
Marketing and administrative expense:
Marketing	141,144	6.0	312,121	7.8
Administrative	689,520	29.3	1,509,508	37.5
Total marketing, and administrative expense	830,664	35.3	1,821,629	45.3
Loss from operations	(44,105)	(1.9)	(1,343,004)	(33.4)
Other income (expense):
Interest, net	3,842	0.2	7,569	0.2
Other, net	59,664	2.5	20,830	0.5
Total other income	63,506	2.7	28,399	0.7
Income (loss) from continuing operations before taxes	19,401	0.8	(1,314,605)	(32.7)
Tax expense	-	-	23,818	0.6
Income (loss) from continuing operations	$19,401	0.0	$(1,338,423)	(0.3)
Discontinued operations:
Loss from operations of Heartland Cup	(335,715)	(13.4)	-	-
Income tax benefit	-	-	-	-
Total loss on discontinued operations	(335,715)	(13.4)	-	-
Net loss	$(316,314)	(12.5)%	$(1,338,423)	(33.3)%

Comparison of the Three Months ended March 31, 2006 and 2005

Our net sales during the three months ended March 31, 2006 decreased $1,699,045, or 41.5%, to $2,351,713 from $4,020,758 during the three months ended March 31, 2005. On April 5, 2005, we announced that we were ending the free trial program due to the lack of retention required to make the program profitable long term. In connection with the reduction in sales, on April 20, 2005, we announced the implementation of expense reductions designed to better align expenses with revenue. Due to the continued decrease in sales we implemented additional expense reductions and employee layoffs in August and December 2005, and January 2006.

Our cost of sales during the three months ended March 31, 2006 decreased $1,976,979, or 55.8%, to $1,565,154 from $3,542,133 during the same period in 2005. Total cost of sales, as a percentage of net sales, decreased to 66.6% during the three months ended March 31, 2006 from 88.1% during the same period in 2005. The decrease in cost of sales was attributable to the cancellation of our free trial program, resulting in:

•	A decrease of approximately $1,231,000 in associate commissions and bonuses;

•	A decrease of approximately $519,000 in the cost of products sold; and

•	A decrease of approximately $279,000 in shipping costs.

The factors discussed above resulted in an increase in gross profit of $307,934, or 62.3%, to $786,559 for the three months ended March 31, 2006 from $478,625 for the same period in 2005.

Marketing expenses decreased $170,977, or 54.8%, to $141,144 during the three months ended March 31, 2006, from $312,121 during the same period in 2005. The decrease in expense was primarily attributable to:

•   A decrease in employee costs of approximately $114,000, related to reduction in staff;

•	A decrease in travel costs of approximately $14,000 related to reduced outside travel of executives;

•	A decrease in professional services of approximately $37,000 related to maintenance of our websites; and

•	A decrease in miscellaneous expense of approximately $14,000 related to postage, printing, supplies and telephone expense.

The decrease in marketing expense was partially offset by an increase in promotion expense of approximately $7,000.

Administrative expense decreased $819,988, or 54.3%, to $689,520 during the three months ended March 31, 2006 from $1,509,508 during the same period of 2005. The decrease in expense was primarily attributable to:

•	A decrease in employee costs of approximately $497,000 related to reduction in staff;

•	A decrease in professional services of approximately $115,000 related to decreased consulting and legal fees and less use of temporary employees;

•	A decrease in rent and insurance expense of approximately $116,000 related to adjustments to our lease abandonment accrual and a change in insurance carriers resulting in better rates;

•	A decrease in repairs and maintenance expense of approximately $45,000;

•	A decrease in depreciation expense of approximately $15,000 due to the sale of the motorcoach and other assets in 2005; and

•	A decrease in general and administrative expense of approximately $25,000 related to bank charges, supplies, telephone, etc.

The marketing and administrative expenses as a percentage of net sales decreased to 35.3% during the three months ended March 31, 2006 from 45.3% during the same period in 2005. Management expects marketing and administrative expenses to remain at the current dollar level based on expense reductions implemented in 2005 and early 2006.

Our net other income (reduced by other expense) increased by $35,107 to net other income of $63,506 at March 31, 2006, from net other income of $28,399 during the same period in 2005, primarily due to:

•	An increase in other income of approximately $13,000 related to the collection of reserved notes receivable;

•	An increase in gain on sale of assets of approximately $46,000 related to the sale of the motorcoach and one of our vehicles; and

•	A decrease in gain on sale of marketable securities of approximately $20,000.

Our income (loss) from continuing operations before taxes increased $1,334,006 to income of $19,401 for the first three months of 2006, compared to a net loss of ($1,314,605) during the same period in 2005. Income (loss) from continuing operations before taxes as a percentage of net sales was 0.8% and (32.7%) for the three months ended March 31, 2006 and 2005, respectively. Income tax expense for the first quarter 2006 and 2005 was $0 and $23,818, respectively. Our net income (loss) from continuing operations increased $1,357,824, to net income of $19,401 for the three months ended March 31, 2006, from a net loss of ($1,338,423) for the same period in 2005. This increase was attributable to:

•	The increase in gross profit to $786,559 during 2006 from $478,625 during 2005;

•	The decrease in marketing and administrative expense to $830,664 during 2006 from $1,821,629 during 2005; and

•	The increase in net other income to $63,506 during 2006 from $28,399 during 2005.

Net income (loss) from continuing operations as a percentage of net sales increased to 0.8% for the three months ended March 31, 2006, from (33.3%) during the same period in 2005.

Seasonality

No pattern of seasonal fluctuations exists due to the patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

Recently Issued Accounting Standards

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors, including employee stock options. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has utilized the guidance of SAB 107 in its adoption of SFAS 123R.

Equity Compensation Plans

During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for grant can consist of (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors and consultants. Non-employee directors are excluded from Plan participation. The option price for shares of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options may be exercised within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. No stock appreciation rights are attached to any options outstanding. At March 31, 2006, no shares were available for future grants under the 1995 Stock Option Plan. Options granted under the Plan have an exercise price equal to the fair market value on the date of grant, are fully vested at March 31, 2006, and generally expire ten years after grant date.

During 2003, the Company approved the 2003 Stock Incentive Plan, or 2003 Plan. Under the 2003 Plan, options available for grant can consist of (i) nonqualified stock options, (ii) incentive stock options and (iii) restricted stock. The Company has reserved 2,000,000 shares of the Company's common stock $.0001 par value for the 2003 Plan. The Plan limits participation to employees, independent contractors, and consultants. The option price for shares of stock subject to this Plan is set by the Compensation Committee of the Board of Directors at a price not less than market value of the common stock on the date of grant. No stock options may be exercised within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. At March 31, 2006, there were 387,000 shares available for future grants under the 2003 Stock Incentive Plan. Options granted under the Plan have an exercise price equal to the fair market value on the date of grant, are fully vested at March 31, 2006, and generally expire ten years after grant date.

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the first quarter of 2006 and 2005 were calculated using the following estimated weighted average assumptions:

	Three Months Ended March 31,
	2006	2005
Expected volatility	74.49%	57.50%
Expected term (in years)	5	5
Risk-free interest rate	4.80%	2.72%
Expected dividend yield	0%	0%

Expected volatility is based on historical volatility. The expected term of the options is based on management’s best estimate. The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption. The Company has not historically issued any dividends and does not expect to in the future.

Share-Based Compensation Expense

The Company uses the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will re-evaluate the forfeiture rate annually and adjust as necessary.

Share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $2,937, allocated as follows:

Three Months Ended
March 31, 2006
Distribution and administrative expenses	$4,815
Income tax effect	1,878
Total share-based compensation	$2,937

There was no share-based compensation expense related to employee stock options recognized during the three months ended March 31, 2005. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of APB 25 and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. In accordance with APB 25, no share-based compensation cost was reflected in the Company’s net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. Had the Company used the fair value based accounting method for share-based compensation expense prescribed by SFAS Nos. 123 and 148 for the periods ended March 31, 2005, the Company’s consolidated net loss and net loss per share would have been increased to the pro-forma amounts illustrated as follows:

Three Months Ended
March 31, 2005
Basic and diluted:
Net loss as reported	$(1,338,423)
Deduct: share-based employee compensation, net of income tax	18,182
Pro forma net loss	$(1,356,605)

Net loss per share:
Basic - as reported	$(0.19)
Basic - pro forma	$(0.19)
Diluted - as reported	$(0.19)
Diluted - pro forma	$(0.19)

Shares outstanding - basic	6,991,470
Shares outstanding - diluted	6,991,470
 Option Activity

A summary of the activity under the Company’s stock options plans for the three-month period ended March 31, 2006 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Options outstanding at December 31, 2005	1,950,009	$3.13
Granted	250,000	0.62		$5,000
Exercised	-	-		$-
Canceled	-	-
Options outstanding at March 31, 2006	2,200,009	$2.84	5.31	$5,000
Options exercisable at March 31, 2006	1,950,009	$3.13	5.24	$-
Options vested and options expected to vest at March 31, 2006	1,950,009	$3.13	5.24	$-

There were no stock options that became fully vested during the three months ended March 31, 2006. As of March 31, 2006, there was $91,486 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based awards, which is expected to be recognized over a period of 4.75 years.

Liquidity and Capital Resources

Our primary source of liquidity has been cash provided by sales of our common stock, marketable securities and operating activities. At March 31, 2006, we had a working capital deficit of ($455,951), compared to ($65,593) at December 31, 2005. Our working capital needs over the next 12 months consist primarily of marketing and administrative expenses, and will be provided by our operating activities and existing cash and cash equivalents.

During the three months ended March 31, 2006, net cash provided by operating activities was $139,508, net cash provided by investing activities was $83,542 and net cash used in financing activities was $268,537. This represented a net decrease in cash during the period of $45,487.

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

•	Excessive expenses incurred in the Heartland operations, resulting from expenditures over and above what was represented, and a continuing excess of monthly operating expenses over revenues; and

•	Recurring losses, due to the FDA’s ban on ephedra products, and the replacement of new products.

We have taken the following steps to significantly reduce our cost of sales and marketing, distribution and administrative costs:

•	Reductions in force, encompassing all departments within the Company;

•	The termination of a discount sales program, designed to give customers a cash discount after purchasing a certain dollar amount of product; and

•	The termination of several extra employee benefits, including vehicle allowances and social and country-club privileges.

On March 31, 2006, we adopted a plan to cease the Heartland operations. We have actively marketed the plant to prospective buyers, and have retained only those employees necessary to facilitate tours of the plant to interested parties. We have included an accrual for discontinued operations in the first quarter of 2006, and as of May 10, 2006, we were in negotiations with a prospective buyer to purchase the plant, equipment, and current customer contracts. We are also actively working with several investment firms to raise equity capital, not only for equity purposes, but also for cash flow purposes. Finally, we are exploring strategic acquisitions of network marketing companies with profitable, sustained operations.

We are seeing positive upswings and trends in associate recruiting, as well as continued reductions in costs of goods sold and administrative expenses. At March 31, 2006, our ratios compared to net sales are trending toward the levels that existed in our last profitable year. Finally, we are exploring a new product offering that we believe will be the replacement for the ephedra product banned in 2004.

We believe that without the drain on resources from the Heartland operations, and based on the results in the first quarter of 2006, we will generate sufficient working capital to sustain operating activities for the next twelve months.

Item 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as required by Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. During the three months ended March 31, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

____________________PART II. OTHER INFORMATION____________________
Item 1. LEGAL PROCEEDINGS
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

On February 6, 2006, AMS Health Sciences, Inc. and AMS Manufacturing, Inc. filed a lawsuit against Truett McCarty. AMS Health Sciences, Inc. and AMS Manufacturing, Inc. v. Truett McCarty, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-2006-981. We allege that Mr. McCarty defrauded us in the sale of his stock in Heartland Cup, Inc. by failing to disclose the true amount of Heartland Cup, Inc.'s accounts payable. In addition, we allege that this failure was a breach of the stock purchase agreement Mr. McCarty signed. Mr. McCarty has filed an answer denying our allegations. In addition, Mr. McCarty has alleged several counterclaims against us. Mr. McCarty has alleged we defrauded him with regard to the value of the stock he received in exchange for his interest in Heartland Cup, Inc., that we breached the terms of the stock purchase agreement by failing to take steps to remove Mr. McCarty as guarantor of a certain promissory note, that we tortiously interfered with a promissory note between Mr. McCarty and Heartland Cup, Inc. and that we tortiously interfered with an employment agreement between Mr. McCarty and Heartland Cup, Inc. In addition, Mr. McCarty has brought claims against Heartland Cup, Inc. for breach of the promissory note and employment agreement. We deny liability to Mr. McCarty and will vigorously defend these counterclaims.

On November 22, 2005, we filed a declaratory judgment action against Vaughn Feather in the Oklahoma County District Court. The case was removed to federal court on December 29, 2005 and is now styled as, AMS Heath Sciences, Inc. v. Vaughn Feather, Western District of Oklahoma, Case no. CIV-05-1522. The action is a request by us for a judicial declaration that we are no longer bound to pay royalties to Feather under the terms of the previous Royalty Agreement between us and Feather pursuant to which we were paying royalties for proprietary products and formulas that we believed to no longer be proprietary. We are not seeking damages or any return of previous royalties; however, a favorable outcome would result in an end to our obligation to pay royalties to Feather, which typically exceed $10,000 per month. We are awaiting a ruling on Feather's motion to dismiss the action for lack of personal jurisdiction or to transfer the action to California federal court.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In January 2006, we entered into a written employment agreement with Jerry W. Grizzle, the Company's Chairman of the Board, President and Chief Executive Officer. Pursuant to the employment agreement, on February 15, 2006, we granted Mr. Grizzle 250,000 stock options , with an exercise price of $0.62 per share. Neither the options granted to Mr. Grizzle nor the stock underlying such options have been registered under the Securities Act. The options vest in five equal annual installments beginning February 15, 2007 and expire February 15, 2016. The options were issued relying upon the exemption from registration provided by Section 4(2) of the Securities Act for "transactions by the issuer not involving a public offering,". The options were issued to Mr. Grizzle without shareholder approval pursuant to Section 711(a) of the AMEX Company Guide.

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

10.9*	Employment Agreement by and between Steven G. Kochen and Registrant dated effective as of
August 9, 2005, incorporated by reference to Form 8-K filed with the Commission on August 12,
2005.

10.10*	Employment Agreement by and between Jerry W. Grizzle and Registrant dated effective as of
January 25, 2006, by reference to Form 10-KSB filed with the Commission on April 3, 2006.

10.11*	Employment Agreement by and between Robin L. Jacob and Registrant dated effective as of February 12, 2006, incorporated by reference to Form 8-K filed with the Commission on April 12, 2006.

10.12	Consulting Agreement by and between TVC Consulting and Registrant dated effective as of March 1, 2006, filed herewith.

15	Letter of independent accountants as to unaudited interim financial information, filed herewith.

31.1	Chief Executive Officer Certification, filed herewith.

31.2	Chief Financial Officer Certification, filed herewith.

32.1	Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of our Chief Financial Officer, filed herewith.

* Designates a compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
AMS HEALTH SCIENCES, INC.

By: /S/ ROBIN L. JACOB
Dated: May 15, 2006	Robin L. Jacob, Vice President and Chief Financial Officer
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

10.9*	Employment Agreement by and between Steven G. Kochen and Registrant dated effective as of
August 9, 2005, incorporated by reference to Form 8-K filed with the Commission on August 12,
2005.

10.10*	Employment Agreement by and between Jerry W. Grizzle and Registrant dated effective as of
January 25, 2006, by reference to Form 10-KSB filed with the Commission on April 3, 2006.

10.11*	Employment Agreement by and between Robin L. Jacob and Registrant dated effective as of February 12, 2006, incorporated by reference to Form 8-K filed with the Commission on April 12, 2006.

10.12	Consulting Agreement by and between TVC Consulting and Registrant dated effective as of March 1, 2006, filed herewith.

15	Letter of independent accountants as to unaudited interim financial information, filed herewith.

31.1   Chief Executive Officer Certification, filed herewith.

31.2	Chief Financial Officer Certification, filed herewith.

32.1	Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of our Chief Financial Officer, filed herewith.

* Designates a compensatory plan.