Form 10QSB
period 2006-06-30
AMS HEALTH SCIENCES INC
filed 2006-08-14
CIK 841866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


    [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended June 30, 2006

                                       or

 [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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

                                 (405) 842-0131
                (Issuer's telephone number, including area code)

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

                         Yes [ ]    No  [X]

On August 7, 2006, we had outstanding 7,775,824 shares of our common stock, $0.0001 par value.

Transitional Small Business Disclosure Format (check one):

                         Yes [ ]    No  [X]

                            AMS HEALTH SCIENCES, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006


                                Table of Contents


Part I  Financial Information                                               3
Item 1. Financial Statements                                                3
         Consolidated Balance Sheets                                        3
         Consolidated Statements of Operations                              4
         Consolidated Statements of Cash Flows                              5
         Notes to Consolidated Financial Statements                         6
         Report of Independent Registered Public Accounting Firm           20
Item 2. Management's Discussion and Analysis or Plan of Operation          21
Item 3. Controls and Procedures                                            28
Part II -Other Information                                                 29
Item 1. Legal Proceedings                                                  29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        29
Item 3. Defaults Upon Senior Securities                                    30
Item 4. Submission of Matters to a Vote of Security Holders                30
Item 5. Other Information                                                  30
Item 6. Exhibits                                                           30




           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the caption "Item 2 - Management's Discussion and Analysis or Plan of Operation" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates", "believes", "expects", "may", "will", or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business and acquisition strategies; changes in the network marketing industry and changes in consumer preferences; competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness; acceptance of new product offerings; changes in, or the failure to comply with, government regulations (especially food and drug laws and regulations); product liability matters; our ability to obtain financing for future acquisitions and other factors. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                   AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS
                                       JUNE 30, 2006 AND DECEMBER 31, 2005
                                                                          June 30,             December 31,
                                        ASSETS                              2006                   2005
                                                                     -------------------    -------------------
                                                                        (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                 $1,555,521               $118,805
   Marketable securities, available for sale, at fair value                     156,547                278,131
   Receivables                                                                   96,413                 59,846
   Inventory                                                                    629,385                860,540
   Other assets                                                                  65,017                 24,542
   Current assets of discontinued operation                                     301,529                507,831
                                                                             ----------             ----------
     Total current assets                                                     2,804,412              1,849,695
RESTRICTED SECURITIES                                                            76,464                 75,477
RECEIVABLES                                                                      34,054                 44,016
PROPERTY AND EQUIPMENT, net                                                   3,112,462              3,131,092
COVENANTS NOT TO COMPETE and other intangibles, net                             363,462                402,370
OTHER ASSETS                                                                    547,714                 26,793
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS                                  1,307,192              1,375,792
                                                                             ----------             ----------
TOTAL                                                                        $8,245,760             $6,905,235
                                                                             ==========             ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                            $118,978               $391,615
   Bank overdraft                                                                     0                203,500
   Accrued commissions and bonuses                                              264,484                254,828
   Accrued other expenses
                                                                                436,310                355,398
   Accrued sales tax liability
                                                                                 93,000                 40,980
   Deferred compensation                                                        126,470                      0
   Capital lease obligations                                                    123,336                 76,650
   Current liabilities of discontinued operations                               485,172                592,317
                                                                             ----------             ----------
     Total current liabilities                                                1,647,750              1,915,288
LONG-TERM LIABILITIES:
   Note Payable                                                                 823,096                      0
   Capital lease obligations                                                    159,705                 74,320
   Deferred compensation                                                        474,260                615,301
   Lease abandonment liability                                                   88,479                110,249
   Liabilities of discontinued operations                                     1,548,241              1,670,688
                                                                             ----------             ----------
     Total liabilities                                                        4,741,531              4,385,846
                                                                             ----------             ----------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY
   Common stock - $.0001 par value; authorized 495,000,000
   shares; issued 8,354,053 and 8,344,803 shares, outstanding
   7,775,824 and 7,766,574 shares, respectively                                     860                    835
   Paid-in capital                                                           23,310,815             21,870,872
   Notes receivable for exercise of options                                     (31,000)               (31,000)
   Accumulated deficit                                                      (17,143,667)           (16,674,324)
   Accumulated other comprehensive income, net of tax                                 0                (14,215)
                                                                             ----------             ----------
     Total capital and accumulated deficit                                    6,137,008              5,152,168
   Less cost of treasury stock (591,595 shares)                              (2,632,779)            (2,632,779)
                                                                             ----------             ----------
   Total stockholders' equity                                                 3,504,229               2,519,389
                                                                             ----------             ----------
TOTAL                                                                        $8,245,760              $6,905,235
                                                                             ==========              ==========

                                See notes to consolidated financial statements.

                                   AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE PERIODS ENDED JUNE 30, 2006 AND 2005
                                                   (UNAUDITED)
                                                            Three Months Ended             Six Months Ended
                                                                  June 30,                     June 30,
                                                        --------------------------    --------------------------
                                                            2006          2005           2006            2005
                                                        -----------    -----------    -----------    -----------
Net sales                                               $ 2,397,975    $ 3,528,319    $ 4,749,688    $ 7,549,077
Cost of sales                                             1,487,485      2,392,676      3,052,639      5,934,808
                                                        -----------    -----------    -----------    -----------
     Gross profit                                           910,490      1,135,643      1,697,049      1,614,269

Marketing and administrative expenses:
   Marketing                                                101,851        322,357        242,995        634,478
  Administrative                                            765,564      1,624,270      1,455,084      3,133,779
                                                        -----------    -----------    -----------    -----------
  Total marketing and administrative expenses               867,415      1,946,627      1,698,079      3,768,257
                                                        -----------    -----------    -----------    -----------
     Income (loss) from operations                           43,075       (810,984)        (1,030)    (2,153,988)
Other income (expense):
Interest and dividends, net                                   5,246         14,988          9,088         22,557
Other, net                                                  (15,704)         4,094         43,959         24,925
                                                        -----------    -----------    -----------    -----------
     Total other income                                     (10,458)        19,082         53,047         47,482
                                                        -----------    -----------    -----------    -----------
Income (loss) from continuing operations before taxes        32,617       (791,902)        52,017     (2,106,506)
Income tax expense (benefit)                                      -        (22,456)             -          1,363
                                                        -----------    -----------    -----------    -----------
   Income (loss) from continuing operations                  32,617       (769,446)        52,017     (2,107,869)
Discontinued Operations (Note 13)
   Loss from discontinued operations, net of tax           (185,517)             -       (521,232)             -
                                                        -----------    -----------    -----------    -----------
Net loss                                                $  (152,900)   $  (769,446)   $  (469,215)   $(2,107,869)
                                                        ===========    ===========    ===========    ===========

Net income (loss) per share:
Basic:
   Income (loss) from continuing operations             $       .01    $      (.11)   $       .01    $      (.30)
   Loss from discontinued operations, net of tax               (.03)             -           (.07)             -
                                                        -----------    -----------    -----------    -----------
Net loss per share                                      $      (.02)   $      (.11)   $      (.06)   $      (.30)
                                                        ===========    ===========    ===========    ===========

Diluted:
   Income (loss) from continuing operations             $       .01    $      (.11)   $       .01    $      (.30)
   Loss from discontinued operations, net of tax               (.03)             -           (.07)             -
                                                        -----------    -----------    -----------    -----------
Net loss per share                                      $      (.02)   $      (.11)   $      (.06)   $      (.30)
                                                        ===========    ===========    ===========    ===========

Shares used in computing net loss per share:
   Basic                                                  7,545,708      7,187,171      7,545,708      7,088,773
                                                        ===========    ===========    ===========    ===========
   Diluted                                                7,547,324      7,187,171      7,555,868      7,088,773
                                                        ===========    ===========    ===========    ===========

                                See notes to consolidated financial statements.

                                              AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                                              (UNAUDITED)
                                                                                             Six months ended
                                                                                                 June 30,
                                                                                  ---------------------------------------
                                                                                       2006                  2005
                                                                                  ----------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $      (469,215)    $       (2,107,869)

  Adjustments  to reconcile net loss to net cash provided by (used in) operating activities:
    Net loss from discontinued operations                                                 521,232                      -
    Depreciation and amortization                                                         333,466                402,768
    Bad debt expense (recovery)                                                           (15,590)
    Employee compensation recognized upon exercise or grant of stock options                4,794                 66,602
    Gain on sale of assets                                                                (42,530)                (7,073)
    Loss on sale of marketable securities                                                  14,126                (14,228)
    Deferred taxes                                                                              -                  1,361
    Changes in operating assets and liabilities:
      Receivables                                                                         (30,094)               180,939
      Inventory                                                                           231,154                616,535
      Other assets                                                                        (34,059)               (41,870)
      Accounts payable and accrued expenses                                              (115,236)              (460,663)
      Lease abandonment liability                                                         (36,585)                22,130
      Deferred compensation                                                               (14,570)               (27,009)
    Net operating activities of discontinued operations                                  (394,828)                     -
                                                                                  ----------------    -------------------
        Net cash used in operating activities                                             (47,935)            (1,368,377)
                                                                                  ----------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                    (133,435)              (177,301)
  Sales of property and equipment                                                          72,235                282,836
  Receipts of notes receivable                                                             19,078                 15,160
  Purchases of marketable securities, available for sale                                 (283,766)            (1,596,214)
  Sales of marketable securities, available for sale                                      404,452              2,348,450
  Net investing activities of discontinued operations                                      12,970                      -
                                                                                  ----------------    -------------------
        Net cash provided by (used in) investing activities                                91,534                872,931
                                                                                  ----------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                                                         (203,500)              (395,936)
  Net proceeds from issuance of notes                                                   1,897,000              1,005,742
  Deferred financing fees paid                                                           (160,000)
  Principal payment on capital lease obligations                                          (46,190)              (134,064)
  Net financing activities of discontinued operations                                     (94,193)                     -
                                                                                  ----------------    -------------------
        Net cash provided by financing activities                                       1,393,117                475,742
                                                                                  ----------------    -------------------

NET DEC/INC IN CASH AND CASH EQUIVALENTS                                                1,436,716                (19,704)
CASH AND CASH EQUIVALENTS, BEGINNING                                                      118,805                588,909
                                                                                  ----------------    -------------------
CASH AND CASH EQUIVALENTS, ENDING                                                 $     1,555,521     $          569,205
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired through capital lease financing                                     178,261                      -

Value of warrants issued to lenders recorded as debt discount                             588,452                      -

Value of beneficial conversion feature of notes issued recorded as debt discount          588,452                      -

Value of warrants issued to advisor recorded as deferred financing costs                  130,770                      -

Issuance of common stock recorded as deferred financing costs                             127,500                      -

                              See notes to consolidated financial statements.

                   AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

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

2.   SHARE-BASED COMPENSATION

          On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment", ("SFAS 123R") which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors, including employee stock options. SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has utilized the guidance of SAB 107 in its adoption of SFAS 123R.

     Equity Compensation Plans

          During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for grant can consist of (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors and consultants. Non-employee directors are excluded from Plan participation. The option price for shares of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options may be exercised within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. No stock appreciation rights are attached to any options outstanding. At June 30, 2006, no shares were available for future grants under the 1995 Stock Option Plan. Options granted under the Plan have an exercise price equal to the fair market value on the date of grant, are fully vested at June 30, 2006, and generally expire ten years after grant date.

          During 2003, the Company approved the 2003 Stock Incentive Plan, or 2003 Plan. Under the 2003 Plan, options available for grant can consist of
     (i) nonqualified stock options, (ii) incentive stock options and (iii) restricted stock. The Company has reserved 2,000,000 shares of the Company's common stock $.0001 par value for the 2003 Plan. The Plan limits participation to employees, independent contractors, and consultants. The option price for shares of stock subject to this Plan is set by the Compensation Committee of the Board of Directors at a price not less than market value of the common stock on the date of grant. No stock options may be exercised within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. At June 30, 2006, no shares were available for future grants under the 2003 Stock Incentive Plan. Options granted under the Plan have an exercise price equal to the fair market value on the date of grant, are fully vested at June 30, 2006, and generally expire ten years after grant date.

     Grant-Date Fair Value

          The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the second quarter of 2006 and 2005 were calculated using the following estimated weighted average assumptions:

                                Three months ended June 30,     Six months ended June 30,
                                   2006              2005        2006              2005
                                ------------- -------------     ----------- -------------
     Expected volatility          76.10%            62.20%      76.10%            62.20%
     Expected term (in years)       5                 5           5                  5
     Risk-free interest rate      4.64%             3.95%       4.35%              3.90%
     Expected dividend yield        0%                0%          0%                0%

          Expected volatility is based on historical volatility. The expected term of the options is based on management's best estimate. The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption. The Company has not historically issued any dividends and does not expect to in the future.

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

          Share-based compensation expense recognized under SFAS 123R for the three months ended and six months ended June 30, 2006 was $1,857 and $4,773, respectively, allocated as follows:

                                         Three months ended   Six months ended
                                               June 30,          June 30,
                                                 2006              2006
                                         ------------------   ----------------
     Distribution and administrative
     expenses                                   $ 3,044           $ 7,825
     Income tax effect                            1,187             3,052
                                          ------------------ -----------------
     Total share-based compensation             $ 1,857           $ 4,773
                                          ================== =================

          There was no share-based compensation expense related to employee stock options recognized during the three months ended and six months ended June 30, 2005. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of APB 25 and related interpretations, the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and the disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". In accordance with APB 25, no share-based compensation cost was reflected in the Company's net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. Had the Company used the fair value based accounting method for share-based compensation expense prescribed by SFAS Nos. 123 and 148 for the periods ended June 30, 2005, the Company's consolidated net loss and net loss per share would have been increased to the pro-forma amounts illustrated as follows:

                                         Three months ended  Six months ended
                                            June 30, 2005     June 30, 2005
                                        ------------------- --------------------
     Basic and diluted:
       Net loss as reported             $      (769,446)    $    (2,107,869)
       Deduct: share-based employee
       compensation, net of income tax         (213,574)           (232,637)
                                        ------------------- --------------------
       Pro forma net loss               $      (983,020)    $    (2,340,506)
                                        =================== ====================

     Net loss per share:
       Basic - as reported              $         (0.11)    $        (0.30)
       Basic - proforma                 $         (0.14)    $        (0.33)
       Diluted - as reported            $         (0.11)    $        (0.30)
       Diluted - proforma               $         (0.13)    $        (0.33)

     Shares outstanding - basic               7,187,171          7,088,773
     Shares outstanding - diluted             7,187,171          7,088,773

     Option Activity

          A summary of the activity under the Company's stock options plans for the six-month period ended June 30, 2006 is presented below:

                                                                               Weighted
                                                                               Average
                                                               Weighted       Remaining
                                                               Average       Contractual       Aggregate
                                                               Exercise          Term          Intrinsic
                                              -------------- ------------- ----------------- --------------
                                                 Shares         Price           (Years)          Value
                                              -------------- ------------- ----------------- --------------
     Options outstanding at December 31, 2005     1,950,009   $    3.13

     Granted                                        400,000        0.63                         $  8,000

     Exercised                                            -           -                         $      -

     Canceled                                             -           -
                                              --------------
     Options outstanding at June 30, 2006         2,350,009   $    2.70           5.01          $  8,000
                                              ==============
     Options exercisable at June 30, 2006         1,950,009   $    3.13           4.95          $      -
                                              --------------
     Options vested and options expected to
     vest at June 30, 2006                        1,950,009   $    3.13           4.95          $      -
                                              ==============


          The total grant-date fair value of stock options that became fully vested during the six months ended June 30, 2006 was $4,794. As of June 30, 2006, there was $143,645 of total unrecognized compensation cost, net of tax and estimated forfeitures, related to unvested share-based awards, which is expected to be recognized over a period of 4.63 years.

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

          For the six months ended June 30, 2006, there were no unrealized gains or losses, as all securities are in cash or cash equivalents. Net unrealized losses, net of tax, of approximately $8,000 and $47,000, including approximately $26,000 and $6,000 reclassified to earnings, were included in accumulated other comprehensive loss for the three and six months ended June 30, 2005. Total comprehensive loss for the three and six months ended June 30, 2006 was $152,900 and $469,215, and total comprehensive loss for the three and six months ended June 30, 2005 was approximately $781,000 and $2,159,000.

     4.   RESTRICTED SECURITIES

          In connection with the Heartland acquisition, the Company has pledged marketable securities in the amount of $76,464 as restricted cash against one of the notes payable.

     5.   ACQUISITION

          On September 9, 2005, the Company entered into a definitive Stock Purchase Agreement with Heartland Cup, Inc. ("Heartland Cup") and its principal shareholder for the purchase of all of the principal shareholder's stock in Heartland Cup. Upon closing of the Stock Purchase Agreement, the Company acquired 2,000,000 shares, or approximately 83% of the outstanding capital stock of Heartland Cup, for 200,000 shares of the Company's common stock. In addition, the Company paid approximately $200,000 to acquire the remaining shares of Heartland Cup. Additionally, see Note 13, Discontinued Operations.

          The Heartland Cup acquisition was accounted for as a purchase under Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"). In accordance with SFAS No. 141, the Company allocated the purchase price of the acquisition based on the fair value of the assets acquired and liabilities assumed. Goodwill resulting from the Heartland Cup acquisition was reserved for impairment.

     6.   DEBT

          The secured financing consists of the following at June 30, 2006 and December 31, 2005:

                                         June 30,        December 31,
                                           2006              2005
                                     ----------------- -----------------
          Laurus term note           $  2,000,000      $              -
          Valuation discount           (1,176,904)                    -
                                     ----------------- -----------------
          Total Secured Financing    $    823,096      $              -
                                     ================= =================

          On June 28, 2006, the Company entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus") whereby the Company issued to Laurus
     (i) a secured convertible term note ("Note") in the principal amount of $2,000,000, and (ii) a warrant ("Warrant") to purchase up to 2,272,727 shares of the Company's common stock at a price of $0.53 per share. Out of the loan proceeds, the Company agreed to pay the sum of $74,000 to Laurus Capital Management, LLC, the investment advisor to Laurus, the sum of $27,500 to Laurus Capital Management, LLC as reimbursement for its due diligence and legal fees and expenses incurred in connection with the transaction, and the sum of $1,500 to Loeb & Loeb LLP, the escrow agent for Laurus. Total closing costs were $103,000.

          The principal amount of the Note bears interest at a per annum rate equal to the prime rate (as published in the Wall Street Journal from time to time) plus three percent (3.0%); provided, however that the interest rate may not be less than ten percent (10.0%). Interest payments are due monthly beginning July 1, 2006. Principal payments in the amount of $83,333.33 are due monthly beginning July 1, 2007. The final maturity date of the Note is June 28, 2009 (the "Maturity Date"). The Company's obligations under the Note are secured by all of the Company's assets, including its shares of AMS Manufacturing, Inc. and by all of AMS Manufacturing's assets including its shares of Heartland Cup, Inc. Additionally, the Company's obligations under the Note are guaranteed by AMS Manufacturing.

          The principal amount of the Note and accrued interest thereon is convertible into shares of the Company's common stock at a price of $0.51 per share, subject to anti-dilution adjustments. Under the terms of the Note, the monthly payments of interest and/or principal (the "Monthly Amount") due on the Note are payable in shares of the Company's common stock if the following criteria are met: (i) the average closing price of the Company's common stock for the five (5) days preceding the payment date is greater than or equal to 115% of the Fixed Conversion Price (defined below) and (ii) the amount of such conversion does not exceed twenty five percent (25%) of the aggregate dollar trading volume of the Company's common stock for the period of twenty-two trading days immediately preceding such payment date. If subsection (i) above is met but subsection
     (ii) above is not met as to the entire Monthly Amount, then Laurus is required to convert only such part of the Monthly Amount that meets the criteria of subsection (ii). The Company has agreed to register all of the shares that are issuable upon conversion of the Note and exercise of the 2,272,727 Warrants. The Company has granted Laurus a right of first refusal with respect to any debt or equity financings.

          The Company calculated that the fair value of the Warrants issued to Laurus was $588,452 based upon the relative value of the Black-Scholes valuation of the warrants and the underlying debt amount. The Company determined that the beneficial conversion feature ("BCF") of the note was $588,452. The closing costs of $103,000, the value of the warrants issued to Laurus of $588,452 and the $588,452 of calculated BCF have been reflected by the Company as a valuation discount and offset to the face amounts of the Notes.

          In conjunction with the financing, the Company also incurred fees to various investment advisors that facilitated the transaction. These fees totaled $287,500, of which $127,500 was paid through the issuance of 250,000 shares of our common stock. In addition, the Company issued these advisors warrants to purchase 495,543 shares of common stock at a price of $0.51 per share. The Company calculated that the fair value of the warrants issued to the advisiors was $130,770 based upon the relative value of the Black-Scholes valuation of the warrants and the underlying debt amount. The fees paid to the advisors and the value of the warrants issued to the advisors have been reflected as deferred financing costs in the accompanying balance sheet and are being amortized over the life of the loan.

     7.   SHAREHOLDER'S EQUITY

          As part of the fee arrangement related to the secured financing agreement (See Note 6), the Company issued 250,000 shares of common stock valued at $127,500 to its financial advisor.

          In conjunction with the secured financing agreement (See Note 6), the Company recorded the value of warrants issued and a beneficial conversion feature. The value of the warrants, computed using the fair value method, was $719,222. The beneficial conversion feature related to the term note was $588,452.

     8.   LOSS PER SHARE

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

          The following is a reconciliation of the common shares used in the calculations of loss per common share - basic and loss per common share - assuming dilution:

                                               Income (Loss)         Shares      Per Share
                                                (Numerator)      (Denominator)    Amount
                                                -----------      -------------    ------
Weighted average common shares
outstanding:

For the three months ended June 30, 2006:
Loss  per common share:
Loss available to common stockholders        $    (152,900)        7,545,708     $  (0.02)
                                                                                 ========
Loss per common share - assuming dilution:
Options                                                  -             1,616
                                             -------------         ---------
Loss available to common stockholders
plus assumed conversions                     $    (152,900)        7,547,324     $  (0.02)
                                             =============         =========     ========

For the three months ended June 30, 2005:
Loss per common share:
Loss available to common stockholders        $    (769,446)        7,187,171     $  (0.11)
                                                                                 ========

Loss per common share - assuming dilution:
Options                                                  -                 -
                                             -------------         ---------
Loss available to common stockholders
plus assumed conversions                     $    (769,446)        7,187,171     $  (0.11)
                                             =============         =========     ========

For the six months ended June 30, 2006:
Loss  per common share:
Loss available to common stockholders        $    (469,215)        7,545,708     $  (0.06)
                                                                                 ========
Loss per common share - assuming dilution:
Options                                                  -            10,160
                                             -------------         ---------
Loss available to common stockholders
plus assumed conversions                     $    (469,215)        7,555,868     $  (0.06)
                                             =============         =========     ========

For the six months ended June 30, 2005:
Loss per common share:
Loss available to common stockholders        $  (2,107,869)        7,088,773     $  (0.30)
                                                                                 ========

Loss per common share - assuming dilution:
Options                                                  -                 -
                                             -------------         ---------
Loss available to common stockholders
plus assumed conversion                      $  (2,107,869)        7,088,773     $  (0.30)
                                             =============         =========     ========

          Options to purchase 2,350,009 shares of common stock at exercise prices ranging from $1.30 to $6.00 per share were outstanding for the six months ended June 30, 2006, but were not included in the computation of income (loss) per common share - assuming dilution because there was a net loss for the period then ended.

          Options to purchase 2,044,315 shares of common stock at exercise prices ranging from $1.30 to $6.00 per share were outstanding for the three and six months ended June 30, 2005, but were not included in the computation of income (loss) per common share - assuming dilution because there was a net loss for the period then ended.

          During the quarter ended June 30, 2006, the Company granted 2,272,727 warrants at a price of $0.53 and 495,543 warrants at a price of $0.51. The warrants were issued in conjunction with the secured financing agreement described in Note 6.

      Warrants outstanding, January 1, 2006             -
      Warrants granted                          2,768,270
                                                ---------
      Warrants outstanding, June 30, 2006       2,768,270
                                                =========

     9.   DEFERRED TAXES

          On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Valuation allowances have been established for certain operating loss and credit carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices and costs. The outlook for determination of this allowance is calculated on the Company's historical taxable income, its expectations for the future based on a rolling twelve quarters, and available tax-planning strategies. Based on this determination, management does not expect that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as offsets to the tax consequences of future taxable income. As such, a valuation allowance was provided for the entire deferred tax asset of approximately $5,100,000 at June 30, 2006. The Company's effective tax rate differs from its statutory tax rate for 2006 due to the tax valuation allowance. The Company has net operating loss carryforwards of approximately $11,000,000 available to reduce future taxable income, which will begin to expire in 2021.

     10.  COMMITMENTS AND CONTINGENCIES

          Recent Regulatory Developments - As a marketer of products that are ingested by consumers, The Company is subject to the risk that one or more of the ingredients in its products may become the subject of adverse regulatory action. For example, one of the ingredients in the Company's prior AM-300 product was ephedra, an herb that contains naturally-occurring ephedrine alkaloids. The Company's manufacturer used a powdered extract of that herb when manufacturing AM-300. The Company marketed AM-300 principally as an aid in weight management. The extract was an 8% extract, which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids.

          On February 11, 2004, the FDA issued and published in the Federal Register its final rule on ephedrine-containing supplements, stating that since an "unreasonable risk" had been determined, such supplements would be considered "adulterated" under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and thus may not be sold. In essence, this final rule (or regulation) imposed a national ban on ephedrine supplements. The effective date of this regulation was April 12, 2004. The Company complied with the new regulation and ceased all sales and advertisement of AM-300 and any other ephedra-containing supplement as of April 12, 2004. The FDA has continuously and vigilantly enforced this total ban on ephedra-containing supplements. As recently as December 6, 2005, the FDA seized yet another shipment of such supplements distributed by companies in Gainesville, Texas and Eugene, Oregon.

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

          Also, in the aftermath of the ephedra ban, on April 22, 2004, in comments before a scientific meeting, then Acting FDA Commissioner, Lester Crawford (and for some months during 2005, FDA Commissioner), outlined what an FDA press release termed a "science-based plan for dietary supplement enforcement". The press release went on to say that the agency "would soon provide further details about its plan to ensure that the consumer protection provisions of DSHEA are used effectively and appropriately". Referring to its recent rulemaking on ephedra, the FDA also stated that it "expects to evaluate the available pharmacology, published literature ..., evidence-based reviews, and adverse event information" of "individual dietary supplements". Soon afterwards, this promised FDA document was issued, with the title "Regulatory Strategy for the Further Implementation and Enforcement of the Dietary Supplement Health and Education Act of 1994". No new regulations or proposed rules pursuant to this strategy have yet been issued, except that the FDA has recently welcomed and received comments from the industry for a better procedure for the FDA to review a company's safety information as to a new dietary ingredient, or NDI, in an NDI Notification. The final guidance document concerning NDI Notifications has not yet been issued by the FDA. At this time, NDI Notifications are not required for any of the Company's products.

     Anti-DSHEA Proposed Legislation. Finally, as the press, the FDA, and members of Congress and of the supplement industry have all predicted, the very issuance of the final rule on ephedra has caused Congress to rethink the Dietary Supplement Health and Education Act of 1994, or DSHEA, specifically as to how safety in supplements may be ensured, and also as to whether specific categories of dietary ingredients should not be permitted at all. In particular, there is growing sentiment (including from one herbal trade association) to make Adverse Event Reporting (AERs) mandatory for all manufacturers and marketers of dietary supplements, so that the FDA may take action more quickly than it did on ephedra, when a harmful herb or other ingredient is suspected. Since February 2003, there have been several bills proposed in Congress that would amend DSHEA, make safety safeguards stricter, even approaching the rigor and reporting required for FDA-regulated drugs. Some examples are as follows:

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

     H.R. 3377: Beginning on October 28, 2003, Senator McCain chaired Senate Hearings on whether DSHEA adequately protects consumers. Also on October 28, Cong. Susan Davis and Cong. Henry Waxman introduced The Dietary Supplement Access and Awareness Act, H.R. 3377, purporting to be about safety and access for consumers to supplements, but actually recommending severe restrictions and dramatic redefinitions of what constitutes a dietary supplement. This bill would impose several requirements for supplements, including unprecedented FDA pre-approval as well as strict AER reporting, and excludes only vitamins and minerals from such new requirements. Like S. 722, this bill would reverse the safety burden of proof in Section 4 of DSHEA (one of the industry's victories in 1994), and instead require the manufacturer to demonstrate safety, rather than the burden being on the FDA to show "imminent hazard" or "unreasonable risk".

          So far, neither of the bills above, nor any other proposed legislation that would undermine DSHEA or impose additional requirements on supplements, have passed. With the help of its regulatory attorney, the Company will continue to monitor these anti-DSHEA bills, and determine if any of them become a serious threat to its business. In addition, the two major trade associations of the dietary supplement industry--the American Herbal Products Association, or AHPA, and the National Natural Foods Association, or NNFA--have both been actively lobbying against any bills that would require or lead to unreasonable restraints on the manufacture, labeling, and marketing of dietary supplements.

          Product Liability - The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company has evaluated the risk associated with consumption of its current products and, based on the indemnification given by its manufacturers and the current product mix, the Company cancelled its product liability insurance in August 2005. Products containing ephedra, which represented 31.0% of the Company's first quarter 2004 net revenues, were not covered by the Company's product liability insurance. Substantially all of the Company's product manufacturers carry product liability insurance, which covers its products. Such product claims against the Company could adversely affect product sales, results of operations, financial condition and the value of the Company's common stock.

          Legal Proceedings - The Company is currently involved in asserted and unasserted claims, which arise in the ordinary course of business. The Company routinely evaluates whether a loss is probable, and if so, whether it can be estimated. Estimates are based on similar case law matters, consultation with subject matter experts and information obtained through negotiations with counter-parties. As such, accurately depicting the outcome of pending litigation requires considerable judgment and is subject to material differences on final settlement. Accruals for probable losses are recorded in accrued expenses. If the Company's assessment of the probability is inaccurate, the Company may need to record additional accruals or reduce recorded accruals later. In addition, the Company may need to adjust its estimates of the probable loss amounts as further information is obtained or the Company considers settlements. See "Part II,
     Item 1. Legal Proceedings" for a description of the most significant claims by or against the Company.

          Employment Agreements - In January 2006, the Company entered into a written employment agreement with Jerry W. Grizzle, the Company's Chairman of the Board, President and Chief Executive Officer. The contract is for a two-year term, commencing January 25, 2006, followed by two successive one-year terms unless either party elects not to renew the Agreement. Mr. Grizzle's base salary is $150,000 per year for the first year of the Initial Term, $200,000 for the second year of the Initial Term and $250,000 for each year after the Initial Term. Additionally, Mr. Grizzle will be eligible to receive certain performance-based incentive bonuses. The Company granted Mr. Grizzle options to purchase 250,000 shares of the Company's common stock on February 15, 2006, with an exercise price of $0.62 per share which was the closing price of the Company's common stock on that day. The options vest in five equal annual installments beginning February 15, 2007 and expire February 15, 2016. In the event the Company terminates Mr. Grizzle without cause, he will receive certain severance pay based upon his length of employment with the Company.

          In April 2006, the Company entered into a written employment agreement with Robin L. Jacob, the Company's Vice President, Secretary, Treasurer and Chief Financial Officer. The contract is for a two-year term, commencing February 12, 2006, followed by two successive one-year terms unless either party elects not to renew the Agreement. Ms. Jacob's base salary is $100,000 per year for the first year of the Initial Term, $112,500 for the second year of the Initial Term and $125,000 for each year after the Initial Term. Additionally, she is eligible to receive certain performance-based incentive bonuses. The Company granted Ms. Jacob options to purchase 150,000 shares of the Company's common stock at an exercise price of $.64 per share, which was the closing price of the Company's common stock on March 31, 2006, the last trading day prior to the date the options were granted. The options vest in five equal annual installments beginning April 1, 2007 and expire April 1, 2016. In the event the Company terminates Ms. Jacob without cause, she will receive certain severance pay based upon her length of employment with the Company.

     11.  DEFERRED COMPENSATION AND CONSULTING AGREEMENT

          On November 4, 2003 the Company entered into a written employment agreement with John W. Hail. The contract was for an initial two-year term, commencing November 4, 2003, and extended for up to five successive one-year terms if the Company and Mr. Hail agree in writing. The agreement was extended on November 4, 2005. The contract calls for a base salary of $249,600 per year, a monthly variable salary equal to one percent (1%) of the Company's gross revenues, and a discretionary year-end bonus determined by a majority vote of the Board of Directors. On November 4, 2005, the Company extended Mr. Hail's employment agreement to November 4, 2006. In connection with the extension, Mr. Hail's monthly variable salary ceased and was replaced by a fixed supplemental payment to Mr. Hail, which was the gross amount necessary to cover all federal, state and local taxes and all employment taxes, and pay a net amount of $7,000 per month. Mr. Hail retired as the Company's Chief Executive Officer and Chairman of the Board effective February 12, 2006. At such time, the Company's obligations under his employment agreement terminated. In April 2006, the Company signed a consulting agreement with TVC Marketing regarding the services of Mr. Hail. The agreement is for an initial six-month term, commencing March 1, 2006, with the renewal option of any number of additional successive six-month terms by mutual agreement between the parties. Such renewal(s) must be in writing signed by both parties. The consulting fee is $5,000 per month for the entire term of the agreement, plus reimbursement of reasonable travel expenses.

     12.  LEASE ABANDONMENT

          In January 2004, the Company commenced a relocation of its corporate headquarters from 2601 NW Expressway (the Oil Center), Oklahoma City, Oklahoma to its warehouse and distribution facility. A portion of the Oil Center was maintained for storage, a portion was maintained for possible relocation of Company personnel due to expansion of the business and a portion was subleased to a third party under a short-term lease. In September 2004, the Company purchased an existing building adjacent to its corporate headquarters to be used for additional office, warehouse and storage space. Company management believes the purchased building is sufficient to meet expansion needs, and as such, abandoned the Oil Center location. In determining lease abandonment, management assumed the continuation of the existing sublease at the current rate. In addition, a discount rate of 6.5% was used to calculate the present value of current lease payments less sublease revenue. At June 30, 2006, the lease abandonment accrual was approximately $152,000.

     13.  DISCONTINUED OPERATIONS

          On March 31, 2006, the Company adopted a plan to discontinue the operations of its Heartland Cup subsidiary. The Company has actively marketed Heartland Cup to prospective buyers. At March 31, 2006, Heartland Cup had reduced employee count to only those necessary to show the plant to prospects. As of August 10, 2006, the Company was in negotiations with a prospective buyer to purchase the plant, equipment and current customer contracts. Management believes this purchase will conclude by the end of the first quarter of 2007.

          The results of operations of discontinued operations are summarized below:

                                                                     Three Months     Six Months
                                                                         Ended          Ended
                                                                     June 30, 2006  June 30, 2006
                                                                   --------------- --------------
     Revenues                                                      $    207,771    $   721,217
                                                                   =============== ==============
     Loss from operations of discontinued operations               $   (185,517)   $  (501,232)
     Estimated costs to sell                                                  -        (20,000)
     Income tax effect                                                        -              -
                                                                   --------------- --------------
     Loss from operations of discontinued operations, net of tax   $   (185,517)   $  (521,232)

          Related to the sale of the Heartland operations, the Company expects to incur attorney fees to draft the sales contracts, and complete the transaction. As such, the Company has included an estimate of $20,000 in the discontinued operations accrual at June 30, 2006.

          The components of assets and liabilities of discontinued operations in the accompanying consolidated balance sheets are as follows:


                                                            June 30, 2006
                                                            -------------
Current assets of discontinued operations:
   Cash                                                      $      1,092
   Accounts receivable, net                                        93,434
   Inventory                                                      207,003
                                                             ------------
     Total                                                   $    301,529
                                                             ============
Noncurrent assets of discontinued operations:
   Property and equipment, net                               $  1,307,192
                                                             ------------
     Total                                                   $  1,307,192
                                                             ============

Current liabilities of discontinued operations:
   Accounts payable                                          $     18,675
   Current portion of long-term debt                              444,434
   Other current liabilities                                       22,063
                                                             ------------
     Total                                                   $    485,172
                                                             ============

Long-term liabilities of discontinued operations:
   Long-term debt                                            $  1,548,241
                                                             ============

     14.  RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes --- an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

     15.  CURRENT FINANCIAL CONDITION

          Several factors have contributed to the Company's current financial condition:

          o The impact of several material non-recurring events, including the one-time impairment of goodwill, the accrual of deferred compensation related to the employment contract of the Company's founder and then CEO, the implementation of a free trial program, the write off of the Company's deferred tax asset, and a lease abandonment charge related to the abandonment of the executive offices;

          o Excessive expenses incurred in the Heartland operations and a continuing excess of monthly operating expenses over revenues; and

          o    Declining net income, due to the FDA's ban on ephedra products.

          The Company has taken the following steps to significantly reduce its cost of sales and marketing, distribution and administrative costs:

          o Reductions in force, encompassing all departments within the Company;

          o The termination of a discount sales program, designed to give customers a cash discount after purchasing a certain dollar amount of product; and

          o The termination of several extra employee benefits, including vehicle allowances and social and country-club privileges.

               On March 31, 2006, the Company adopted a plan to discontinue the operations of its Heartland Cup subsidiary. The Company has actively marketed Heartland Cup to prospective buyers. At March 31, 2006, Heartland Cup had reduced employee count to only those necessary to show the plant to prospects. As of August 10, 2006, the Company was in negotiations with a prospective buyer to purchase the plant, equipment and current customer contracts. Management is also actively working with several investment firms to raise equity capital, not only for equity purposes, but also for cash flow purposes. Finally, the Company is exploring strategic acquisitions of network marketing companies with profitable, sustained operations.

               The Company is seeing positive upswings and trends in associate recruiting, as well as continued reductions in costs of goods sold and administrative expenses. At June 30, 2006, the Company's ratios compared to net sales are trending toward the levels that existed in the Company's last profitable year. Finally, the Company is exploring a new product offering that management believes will be the replacement for the ephedra product banned in 2004.

               On June 28, 2006, the Company completed a $2,000,000 private placement financing through the sale of secured convertible notes to Laurus Master Fund Ltd. The net proceeds of the funding will be used primarily for sales and marketing. For a full description of the terms of the note, see Note 6 to Consolidated Financial Statements.

                                     ******

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
AMS Health Sciences, Inc. and Subsidiaries


     We have reviewed the accompanying consolidated balance sheet of AMS Health Sciences, Inc. and Subsidiaries as of June 30, 2006, and the related consolidated statements of operations for the three and six months ended June 30, 2006, and the consolidated statement of cash flows for the six months ended June 30, 2006. These financial statements are the responsibility of the Company's management.

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

     Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements, as of and for the period ended June 30, 2006, for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AMS Health Sciences, Inc. and Subsidiaries as of December 31, 2005 and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein) and, in our report dated March 28, 2006, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/S/ COLE & REED P.C.

Oklahoma City, Oklahoma
August 14,  2006

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

     On September 9, 2005, we entered into a definitive Stock Purchase Agreement with Heartland and its principal shareholder for the purchase of all of the principal shareholder's stock in Heartland. Upon closing of the Stock Purchase Agreement, we acquired 2,000,000 shares, or approximately 83% of the outstanding capital stock of Heartland, for 200,000 shares of our common stock. In addition, we paid approximately $200,000 to acquire the remaining shares of Heartland. Heartland is a manufacturer of foam cups, distributed through a number of contracts. Heartland has exclusive contracts with the State of Oklahoma and the Department of Defense, as well as a number of restaurants.

     As described in Footnote 13 to the Financial Statements, we have made the decision to sell or cease operations at Heartland Cup. As such, our consolidated financial statements reflect Heartland Cup as a discontinued operation. As described in Part II, Item 1. Legal Proceedings, we have filed suit against Truett McCarty in the District Court of Oklahoma County, State of Oklahoma relating to our acquisition of Heartland. We believe that Mr. McCarty has both defrauded us regarding the financial conditions and results of operations of Heartland, as well as breached certain representations and warranties in the Stock Purchase Agreement relating to the Heartland acquisition. It is our belief that, had we been aware of the true facts and circumstances regarding Heartland's financial condition and historical results of operations, we would not have purchased Heartland. We presently believe that the dedication of our time and attention to Heartland is neither in our or our stockholders' best interests. As a result, we have discontinued the Heartland operations, and are in negotiations with a prospective buyer to purchase the plant, equipment and existing customer contracts. Due to the above reasons, any further discussion of Heartland and its operations in this report will be limited to the discussions included in Part I, Item 2. Management's Discussion and Analysis or Plan of Operation and Part II, Item 1. Legal Proceedings. Since the purchase offer for Heartland Cup is not finalized, we cannot determine the ultimate impact of the sale on our financial condition or results of operations.

     On July 28, 2006, our Chief Executive Officer, outlined a strategic plan for our future operations as follows:

     o    Sell Heartland Cup;

     o Use additional capital to build a foundation that will allow us to grow. Because of our consecutive years of losses, we have not had the funds to develop marketing, training and support tools, and programs to support our independent associates' efforts in the field. On June 28, 2006, we raised $2,000,000 in additional financing. We intend to use these funds to begin an aggressive sales and marketing campaign, which we believe will increase our top of line revenues. We intend to produce better product videos, business builder videos, printed material and other materials for use by our independent associates in their marketing efforts. In addition we intend to upgrade our back office to provide our independent associates with the most current management tools available in network marketing.

     o Establish a new binary commission system and allow our independent associates to choose to use our existing commission system or the new binary commission system depending on their primary method of generating revenues. This will allow our independent associates to tailor their commission system to their operating methods.

     o    Enter the International markets.

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

     We recognize revenue upon shipment of products, training aids and promotional material to our independent associates. All of our customers pay for sales in advance of shipment. As such, we have no trade receivables. We used to make loans to associates, which were repayable in five years or less, and which were secured by commissions controlled by us. Associate loans are no longer allowed. Interest rates on loans were typically two percent or more above the Prime rate and were fixed. All loans were secured by guaranteed payment sources that were within our control, but subject to increases and decreases depending upon associate sales activity. Management determined that there was a possibility of default on the associate loans. As such, we have reserved an allowance for doubtful accounts in connection with the associate loans. At June 30, 2006, the allowance for doubtful accounts was approximately $132,000. Total associate loans still outstanding at June 30, 2006 totaled approximately $186,000.

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

     We use an asset and liability approach to account for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. A valuation allowance is established if, in management's opinion, it is more likely than not that some portion of the deferred tax asset will not be realized. All evidence, both positive and negative, is considered to determine whether a valuation allowance is needed for some or all of a deferred tax asset. Judgment must be used in considering the relative impact of negative and positive evidence. The more negative evidence that exists, (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed. Based on the above factors and management's evaluation, we determined that a valuation allowance should be established for our entire deferred tax asset, which was approximately $5,100,000 at June 30, 2006.

     We write down our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management's assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if written-off inventory is sold. At June 30, 2006, we have a marketing inventory obsolescence reserve of approximately $68,000 for estimated obsolete or unsalable inventory.

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

Results of Operations

     The following table sets forth, as a percentage of our net sales, selected results of operations for the three and six months ended June 30, 2006 and 2005. The selected results of operations are derived from our unaudited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

                                    For the Three Months Ended                      For the Six Months Ended
                          ---------------------------------------------   ---------------------------------------------
                                              June 30,                                       June 30,
                          ---------------------------------------------   ---------------------------------------------
                                   2006                    2005                    2006                    2005
                          ---------------------   ---------------------   ---------------------   ---------------------
                            Amount      Percent     Amount      Percent     Amount      Percent     Amount      Percent
                          ----------    -------   ----------    -------   ----------    -------   ----------    -------
 Net sales                $2,397,975    100.0%    $3,528,319    100.0%    $4,749.688    100.0%    $7,549,077    100.0%
                          ----------    -----     ----------    -----     ----------    -----     ----------    -----
 Cost of sales:
  Commissions and bonuses    732,583     30.5      1,317,561     37.3      1,560,398     32.9      3,376,188     44.7
  Cost of products           462,935     19.3        735,784     20.9        920,725     19.4      1,712,852     22.7
  Cost of shipping           291,967     12.2        339,331      9.6        571,516     12.0        845,768     11.2
                          ----------    -----     ----------    -----     ----------    -----     ----------    -----
    Total cost of sales    1,487,485     62.0      2,392,676     67.8      3,052,639     64.3      5,934,808     78.6
                          ----------    -----     ----------    -----     ----------    -----     ----------    -----
  Gross profit               910,490     38.0      1,135,643     32.2      1,697,049     35.7      1,614,269     21.4

 Marketing and
  administrative expenses:
  Marketing                  101,851      4.3        322,357      9.1        242,995      5.1        634,478      8.4
  Administrative             765,564     31.9      1,624,270     46.0      1,455,084     30.6      3,133,779     41.5
                          ----------    -----     ----------    -----     ----------    -----     ----------    -----
 Total marketing, and
 administrative expenses     867,415     36.2      1,946,627     55.1      1,698,079     35.7      3,768,257     49.9
                          ----------    -----     ----------    -----     ----------    -----     ----------    -----
  Income from operations      43,075      1.8       (810,984)   (22.9)        (1,030)     0.0     (2,153,988)   (28.5)

 Other income (expense):
 Interest, net                 5,246      0.2         14,988      0.4          9,088      0.2         22,557      0.3
 Other, net                  (15,704)    (0.7)         4,094      0.1         43,959       .9         24,925      0.3
                          ----------    -----     ----------    -----     ----------    -----     ----------    -----
 Total other income          (10,458)    (0.5)        19,082      0.5         53,047      1.1         47,482      0.6
                          ----------    -----     ----------    -----     ----------    -----     ----------    -----
  Income (loss) from
   continuing operations
   before taxes               32,617      1.3       (791,902)   (22.4)        52,017      1.1     (2,106,506)   (27.9)
 Tax Expense                       -        -        (22,456)    (0.6)             -        -          1,363      0.0
                          ----------    -----     ----------    -----     ----------    -----     ----------    -----
 Income (loss) from
 continuing operations       $32,617      1.3      $(769,446)   (21.8)       $52,017      1.1    $(2,107,869)   (27.9)
                          ----------    -----     ----------    -----     ----------    -----     ----------    -----

 Discontinued operations:
  Loss from operations
  of Heartland Cup         (185,517)     (7.7)             -        -       (521,232)   (11.0)             -        -
                          ----------    -----     ----------    -----     ----------    -----     ----------    -----
  Income Tax benefit              -         -              -        -              -        -              -        -
                          ----------    -----     ----------    -----     ----------    -----     ----------    -----
  Total loss on
  discontinued operations  (185,517)     (7.7)             -        -       (521,232)   (11.0)             -        -
                          ----------    -----     ----------    -----     ----------    -----     ----------    -----
 Net loss                 $(152,900)     (6.4)%    $(769,446)   (21.8)%    $(469,215)    (9.9)%  $(2,107,869)   (27.9)%
                          =========      ====      =========    =====      =========     ====    ===========    =====


Comparison of the Three Months ended June 30, 2006 and 2005

     Our net sales during the three months ended June 30, 2006 decreased $1,130,344 or 32.0%, to $2,397,975 from $3,528,319 during the three months ended
June 30, 2005.

     Our cost of sales during the three months ended June 30, 2006 decreased $905,191, or 37.8%, to $1,487,485 from $2,392,676 during the same period in
2005. Total cost of sales, as a percentage of net sales, decreased to 62.0% during the three months ended June 30, 2006 from 67.8% during the same period in 2005. The decrease in cost of sales resulted in:

     o A decrease of approximately $585,000 in associate commissions and bonuses;

     o    A decrease of approximately $273,000 in the cost of products sold; and

     o    A decrease of approximately $47,000 in shipping costs.

     The factors discussed above resulted in an decrease in gross profit of $225,153, or 19.8%, to $910,490 for the three months ended June 30, 2006 from $1,135,643 for the same period in 2005.

     Marketing expenses decreased $220,506, or 68.4%, to $101,851 during the three months ended June 30, 2006, from $322,357 during the same period in 2005. The decrease in expense was primarily attributable to:

     o A decrease in employee costs of approximately $103,000, related to reductions in staff;

     o A decrease in travel costs of approximately $20,000 related to reduced outside travel of executives;

     o    A decrease in promotional costs of approximately $30,000;

     o A decrease in repairs and maintenance expense of approximately $10,000 due to the sale of vehicles in 2006;

     o A decrease in professional services of approximately $39,000 related to maintenance of our websites; and

     o A decrease in miscellaneous expense of approximately $8,000 related to postage, printing, supplies and telephone expense.

     Administrative expense decreased $858,706, or 52.9%, to $765,564 during the three months ended June 30, 2006 from $1,624,270 during the same period of 2005. The decrease in expense was primarily attributable to:

     o A decrease in employee costs of approximately $555,000 related to reductions in staff;

     o A decrease in professional services of approximately $13,000 related to decreased consulting and legal fees and less use of temporary employees;

     o A decrease in rent and insurance expense of approximately $70,000 related to adjustments to our lease abandonment accrual and a change in insurance carriers resulting in better rates;

     o    A decrease in repairs and maintenance expense of approximately
          $25,000;

     o    A decrease in shareholder relations of approximately $48,000;

     o A decrease in promotional expense of approximately $9,000 related to the national conference;

     o A decrease in depreciation expense of approximately $30,000 due to the sale of the motorcoach, vehicles, and other assets in 2006; and

     o A decrease in general and administrative expense of approximately $150,000 related to bank charges, supplies, telephone, etc.

     The decrease in administrative expense was partially offset by:

     o    An increase in travel costs of $6,000; and

     o    An increase in website expenses of $23,000.

     The marketing and administrative expenses as a percentage of net sales decreased to 36.2% during the three months ended June 30, 2006 from 55.1% during the same period in 2005. Management expects marketing and administrative expenses to remain at the current dollar level based on expense reductions implemented in 2005 and early 2006.

     Our net other income (reduced by other expense) decreased by $29,540 to net other expense of ($10,458) at June 30, 2006, from net other income of $19,082 during the same period in 2005, primarily due to:

     o A decrease in gain on sale of assets of approximately $11,000 related to the sale of excess office furniture and supplies;

     o A decrease in gain on sale of marketable securities of approximately $14,000 related to the decrease of marketable securities;

     o A decrease in interest income of approximately $8,000 related to the decrease of marketable securities; and

     o An increase in other income of approximately $3,000 related to the collection of reserved notes receivable.

     Our income (loss) from continuing operations before taxes increased $824,519 to income of $32,617 for the three months ended June 30, 2006, compared to a net loss of ($791,902) during the same period in 2005. Income (loss) from continuing operations before taxes as a percentage of net sales was 1.3% and (22.4%) for the three months ended June 30, 2006 and 2005, respectively. Income tax expense (benefit) for the second quarter 2006 and 2005 was $0 and ($22,456), respectively. Our net income (loss) from continuing operations increased $802,063, to net income of $32,617 for the three months ended June 30, 2006, from a net loss of ($769,446) for the same period in 2005. This increase was attributable to:

     o The decrease in cost of goods sold to $1,487,485 during 2006 from $2,392,676 during 2005; and

     o The decrease in marketing and administrative expense to $867,415 during 2006 from $1,946,627 during 2005.

Net income (loss) from continuing operations as a percentage of net sales increased to 1.3% for the three months ended June 30, 2006, from (21.8%) during the same period in 2005.

Comparison of the Six Months ended June 30, 2006 and 2005

     Our net sales during the six months ended June 30, 2006 decreased $2,799,389, or 37.1%, to $4,749,688 from $7,549,077 during the six months ended
June 30, 2005. On April 5, 2005, we announced that we were ending our free trial program that began in April, 2004, due to the lack of retention required to make the program profitable long term. In connection with the reduction in sales, on April 20, 2005, we announced the implementation of expense reductions designed to better align expenses with revenue. Due to the continued decrease in sales we implemented additional expense reductions and employee layoffs in August and December 2005, and January 2006.

     Our cost of sales during the six months ended June 30, 2006 decreased $2,882,169, or 48.6%, to $3,052,639 from $5,934,808 during the same period in
2005. Total cost of sales, as a percentage of net sales, decreased to 64.3% during the six months ended June 30, 2006 from 78.6% during the same period in 2005. The decrease in cost of sales was primarily attributable to the cancellation of our free trial program, resulting in:

     o A decrease of approximately $1,816,000 in associate commissions and bonuses;

     o    A decrease of approximately $792,000 in the cost of products sold; and

     o    A decrease of approximately $274,000 in shipping costs.

     The factors discussed above resulted in an increase in gross profit of $82,780, or 5.1%, to $1,697,049 for the six months ended June 30, 2006 from $1,614,269 for the same period in 2005.

     Marketing expenses decreased $391,483, or 61.7%, to $242,995 during the six months ended June 30, 2006, from $634,478 during the same period in 2005. The decrease in expense was primarily attributable to:

     o A decrease in employee costs of approximately $217,000, related to reductions in staff;

     o A decrease in travel costs of approximately $34,000 related to reduced outside travel of executives;

     o A decrease in professional services of approximately $80,000 related to maintenance of our websites;

     o A decrease in promotional expense of approximately $19,000 related to mailers;

     o    A decrease in vehicle expense of approximately $11,000; and

     o A decrease in miscellaneous expense of approximately $22,000 related to postage, printing, supplies and telephone expense.

     Administrative expense decreased $1,678,695, or 53.6%, to $1,455,084 during the six months ended June 30, 2006 from $3,133,779 during the same period of 2005. The decrease in expense was primarily attributable to:

     o A decrease in employee costs of approximately $1,049,000 related to reductions in staff;

     o A decrease in professional services of approximately $128,000 related to decreased consulting and legal fees and less use of temporary employees;

     o A decrease in rent and insurance expense of approximately $186,000 related to adjustments to our lease abandonment accrual and a change in insurance carriers resulting in better rates;

     o    A decrease in repairs and maintenance expense of approximately
          $70,000;

     o    A decrease in shareholder relations of approximately $52,000;

     o A decrease in depreciation expense of approximately $45,000 due to the sale of the motorcoach, vehicles, and other assets in 2006; and

     o A decrease in general and administrative expense of approximately $181,000 related to bank charges, supplies, telephone, etc.

     The decrease in administrative expense was partially offset by:

     o    An increase in travel costs of $7,000; and

     o    An increase in website expenses of $14,000.

     The marketing and administrative expenses as a percentage of net sales decreased to 35.8% during the six months ended June 30, 2006 from 49.9% during the same period in 2005. Management expects marketing and administrative expenses to remain at the current dollar level based on expense reductions implemented in 2005 and early 2006.

     Our net other income (reduced by other expense) increased by $5,565 to net other income of $53,047 at June 30, 2006, from net other income of $47,482 during the same period in 2005, primarily due to:

     o An increase in other income of approximately $16,000 related to the collection of reserved notes receivable;

     o An increase in gain on sale of assets of approximately $36,000 related to the sale of excess office furniture and supplies and vehicles;

     o    An decrease in interest expense of approximately $10,000;

     o A decrease in interest income of approximately $23,000 related to the decrease of marketable securities; and

     o A decrease in gain on sale of marketable securities of approximately $6,000.

     Our income (loss) from continuing operations before taxes increased $2,158,523 to income of $52,017 for the first six months of 2006, compared to a net loss of ($2,106,506) during the same period in 2005. Income (loss) from continuing operations before taxes as a percentage of net sales was 1.1% and (27.9%) for the six months ended June 30, 2006 and 2005, respectively. Income tax expense for the second quarter of 2006 and 2005 was $0 and $1,363, respectively. Our net income (loss) from continuing operations increased $2,159,886, to net income of $52,017 for the six months ended June 30, 2006, from a net loss of ($2,107,869) for the same period in 2005. This increase was attributable to:

     o The increase in gross profit to $1,697,049 during 2006 from $1,614,269 during 2005;

     o The decrease in marketing and administrative expense to $1,698,079 during 2006 from $3,768.527 during 2005; and

     o The increase in net other income to $53,047 during 2006 from $47,482 during 2005.

Net income (loss) from continuing operations as a percentage of net sales increased to 1.1% for the six months ended June 30, 2006, from (27.9%) during the same period in 2005.

Seasonality

     No pattern of seasonal fluctuations exists due to the patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

Recently Issued Accounting Standards

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors, including employee stock options. SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has utilized the guidance of SAB 107 in its adoption of SFAS 123R.

Liquidity and Capital Resources

     Our primary source of liquidity has been cash provided by sales of our common stock, debt instruments, marketable securities and operating activities. At June 30, 2006, we had a working capital of $1,156,662, compared to a working capital deficit of ($65,593) at December 31, 2005. Our working capital needs over the next 12 months consist primarily of marketing and administrative expenses, and will be provided by our operating activities and existing cash and cash equivalents. During the six months ended June 30, 2006, net cash used in operating activities was ($47,935), net cash provided by investing activities was $91,534 and net cash provided by financing activities was $1,393,117. This represented a net increase in cash during the period of $1,436,716.

     Several factors have contributed to our current cash and cash equivalent position:

     o The impact of several material non-recurring events, including the one-time impairment of goodwill, the accrual of deferred compensation related to the employment contract of our founder and then CEO, the implementation of a free trial program, the write off of our deferred tax asset, and a lease abandonment charge related to the abandonment of the executive offices;

     o Excessive expenses incurred in the Heartland operations and a continuing excess of monthly operating expenses over revenues; and

     o    Recurring losses due to the FDA's ban on ephedra products.

     We have taken the following steps to significantly reduce our cost of sales and marketing, distribution and administrative costs:

     o    Reductions in force, encompassing all departments within the Company;

     o The termination of a discount sales program, designed to give customers a cash discount after purchasing a certain dollar amount of product; and

     o The termination of several extra employee benefits, including vehicle allowances and social and country-club privileges.

     On March 31, 2006, we adopted a plan to cease the Heartland operations. We have actively marketed the plant to prospective buyers, and have retained only those employees necessary to facilitate tours of the plant to interested parties. We have included an accrual for discontinued operations in the first quarter of 2006, and as of August 10, 2006, we were in negotiations with a prospective buyer to purchase the plant, equipment, and current customer contracts. Finally, we are exploring strategic acquisitions of network marketing companies with profitable, sustained operations.

     On June 28, 2006, the Company entered into a series of agreements with Laurus Master Fund, Ltd. ("Laurus") whereby the Company issued to Laurus (i) a secured convertible term note ("Note") in the principal amount of $2,000,000, and (ii) a warrant ("Warrant") to purchase up to 2,272,727 shares of the Company's common stock at a price of $0.53 per share. Out of the loan proceeds, the Company agreed to pay the sum of $74,000 to Laurus Capital Management, LLC, the investment advisor to Laurus, the sum of $27,500 to Laurus Capital Management, LLC as reimbursement for its due diligence and legal fees and expenses incurred in connection with the transaction, and the sum of $1,500 to Loeb & Loeb LLP, the escrow agent for Laurus. Total closing costs were $103,000.

     The principal amount of the Note bears interest at a per annum rate equal to the prime rate (as published in the Wall Street Journal from time to time) plus three percent (3.0%); provided, however that the interest rate may not be less than ten percent (10.0%). Interest payments are due monthly beginning July 1, 2006. Principal payments in the amount of $83,333.33 are due monthly beginning July 1, 2007. The final maturity date of the Note is June 28, 2009 (the "Maturity Date"). The Company's obligations under the Note are secured by all of the Company's assets, including its shares of AMS Manufacturing, Inc. and by all of AMS Manufacturing's assets including its shares of Heartland Cup, Inc. Additionally, the Company's obligations under the Note are guaranteed by AMS Manufacturing.

     The principal amount of the Note and accrued interest thereon is convertible into shares of the Company's common stock at a price of $0.51 per share, subject to anti-dilution adjustments. Under the terms of the Note, the monthly payments of interest and/or principal (the "Monthly Amount") due on the Note are payable in shares of the Company's common stock if the following criteria are met: (i) the average closing price of the Company's common stock for the five (5) days preceding the payment date is greater than or equal to 115% of the Fixed Conversion Price (defined below) and (ii) the amount of such conversion does not exceed twenty five percent (25%) of the aggregate dollar trading volume of the Company's common stock for the period of twenty-two trading days immediately preceding such payment date. If subsection (i) above is met but subsection (ii) above is not met as to the entire Monthly Amount, then Laurus is required to convert only such part of the Monthly Amount that meets the criteria of subsection (ii). The Company has agreed to register all of the shares that are issuable upon conversion of the Note and exercise of the 2,272,727 Warrants. The Company has granted Laurus a right of first refusal with respect to any debt or equity financings.

     The Company calculated that the fair value of the Warrants issued to Laurus was $588,452 based upon the relative value of the Black-Scholes valuation of the warrants and the underlying debt amount. The Company determined that the beneficial conversion feature ("BCF") of the note was $588,452. The closing costs of $103,000, the value of the warrants issued to Laurus of $588,452 and the $588,452 of calculated BCF have been reflected by the Company as a valuation discount and offset to the face amounts of the Notes.

     In conjunction with the financing, the Company also incurred fees to various investment advisors that facilitated the transaction. These fees totaled $287,500, of which $127,500 was paid through the issuance of 250,000 shares of our common stock. In addition, the Company issued these advisors warrants to purchase 495,543 shares of common stock at a price of $0.51 per share. The Company calculated that the fair value of the warrants issued to the advisiors was $130,770 based upon the relative value of the Black-Scholes valuation of the warrants and the underlying debt amount. The fees paid to the advisors and the value of the warrants issued to the advisors have been reflected as deferred financing costs in the accompanying balance sheet and are being amortized over the life of the loan.

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

     On February 6, 2006, AMS Health Sciences, Inc. and AMS Manufacturing, Inc. filed a lawsuit against Truett McCarty. AMS Health Sciences, Inc. and AMS Manufacturing, Inc. v. Truett McCarty, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-2006-981. We allege that Mr. McCarty defrauded us in the sale of his stock in Heartland Cup, Inc. by failing to disclose the true amount of Heartland Cup, Inc.'s accounts payable. In addition, we allege that this failure was a breach of the stock purchase agreement Mr. McCarty signed. Mr. McCarty has filed an answer denying our allegations. In addition, Mr. McCarty has alleged several counterclaims against us. Mr. McCarty has alleged we defrauded him with regard to the value of the stock he received in exchange for his interest in Heartland Cup, Inc., that we breached the terms of the stock purchase agreement by failing to take steps to remove Mr. McCarty as guarantor of a certain promissory note, that we tortiously interfered with a promissory note between Mr. McCarty and Heartland Cup, Inc. and that we tortiously interfered with an employment agreement between Mr. McCarty and Heartland Cup, Inc. In addition, Mr. McCarty has brought claims against Heartland Cup, Inc. for breach of the promissory note and employment agreement. We deny liability to Mr. McCarty and will vigorously defend these counterclaims. The parties are engaged in written discovery and depositions. A pretrial conference will occur on December 11, 2006, at which time it is likely that the court will set a trial date.

     On November 22, 2005, we filed a declaratory judgment action against Vaughn Feather in the Oklahoma County District Court. The case was removed to federal court on December 29, 2005 and is now styled as, AMS Heath Sciences, Inc. v. Vaughn Feather, Western District of Oklahoma, Case no. CIV-05-1522. The action is a request by us for a judicial declaration that we are no longer bound to pay royalties to Feather under the terms of the previous Royalty Agreement between us and Feather pursuant to which we were paying royalties for proprietary products and formulas that we believed to no longer be proprietary. We are not seeking damages or any return of previous royalties; however, a favorable outcome would result in an end to our obligation to pay royalties to Feather, which typically exceed $10,000 per month. We are awaiting a ruling on Feather's motion to dismiss the action for lack of personal jurisdiction or to transfer the action to California federal court. A scheduling order has been entered requiring any mediation to occur before November 2006, and concluding all discovery by December 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On June 28, 2006, the Company entered into a Securities Purchase Agreement ("Securities Purchase Agreement") with Laurus Master Fund, LTD ("Laurus") pursuant to which the Company issued, and Laurus purchased, a Secured Convertible Term Note in the aggregate principal amount of $2,000,000 (the "Note").

     Laurus is required to convert the monthly payments of interest and/or principal (the "Monthly Amount") due on the Note into shares of the Company's common stock if (i) the average closing price of the Company's common stock for the five (5) days preceding the payment date is greater than or equal to 115% of the Fixed Conversion Price (defined below) and (ii) the amount of such conversion does not exceed twenty five percent (25%) of the aggregate dollar trading volume of the Company's common stock for the period of twenty-two trading days immediately preceding such payment date. If the criteria set forth in subsection (i) above is met but the criteria in subsection (ii) above is not met as to the entire Monthly Amount, then Laurus is required to convert only such part of the Monthly Amount that meets the criteria of subsection (ii). The Fixed Conversion Price of the Note is $0.51, which is equal to the average closing price of the Company's common stock for the ten (10) trading days immediately prior to the date the Note was issued.

     Laurus has the option to convert any portion of the outstanding principal amount and/or accrued interest and fees and expenses payable into shares of the Company's common stock at the Fixed Conversion Price. Laurus cannot optionally convert payments due under the Note into shares of the Company's common stock, if such conversion would result in Laurus or its affiliates owning more than 4.99% of the Company's common stock. This prohibition on Laurus' ability to optionally convert amounts due under the Note into shares of the Company's common stock may be waived by Laurus and becomes null and void upon (i) the occurrence and during the continuance of an event of default, and (ii) receipt of a notice of an optional redemption from the Company.

     In connection with the issuance of the Note, the Company issued Laurus a common stock purchase warrant (the "Laurus Warrant") granting Laurus the right to purchase 2,272,727 shares of the Company's common stock at an exercise price of $0.53.

     The Company engaged Ascendiant Securities, LLC ("Ascendiant") as a financial advisor and a non-exclusive placement agent in connection with the Company's financing efforts. On June 28, 2006, in connection with the sale of the Note to Laurus, the Company issued a common stock purchase warrant to purchase 495,543 shares of the Company's common stock at an exercise price of $0.51 per share (the "Ascendiant Warrant," and together with the Laurus Warrant, the "Warrants"). Additionally, on June 28, 2006, in connection with the sale of the Note to Laurus, the Company issued 250,000 shares of restricted stock (the "Restricted Stock") to Ascendiant Capital Group, LLC.

     The Note, the Warrants and the Restricted Stock were issued relying upon the exemption from registration provided by Section 4(2) of the Securities Act for "transactions by the issuer not involving a public offering." The issuance of common stock upon the conversion of the Note or the exercise of the Warrants will also be issued in reliance upon the exemption from registration provided in
Section 4(2) of the Securities Act.

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

10.10* Employment Agreement by and between Jerry W. Grizzle and Registrant dated effective as of January 25, 2006, incorporated by reference to Form 10-KSB filed with the Commission on April 3, 2006.

10.11* Employment Agreement by and between Robin L. Jacob and Registrant dated effective as of February 12, 2006, incorporated by reference to Form 8-K filed with the Commission on April 12, 2006.

10.12 Consulting Agreement by and between TVC Consulting and Registrant dated effective as of March 1, 2006, incorporated by reference to Form 10-QSB filed with the Commission on May 15, 2006 . 10.13 Securities Purchase Agreement dated June 28, 2006 by and between the Company and Laurus Master Fund, Ltd., filed herewith.

10.13 Securities Purchase Agreement dated June 28, 2006 by and between the Company and laurus Master Fund, Ltd., filed herewith.

10.14 Secured Convertible Term Note dated June 28, 2006 by the Company in favor of Laurus Master Fund, Ltd., filed herewith.

10.15 Common Stock Purchase Warrant dated June 29, 2006 by the Company in favor of Laurus Master Fund, Ltd., filed herewith.

10.16 Registration Rights Agreement dated June 28, 2006 by and between the Company and Laurus Master Fund, Ltd., filed herewith.

10.17 Stock Pledge Agreement dated June 28, 2006 by and among the Company, AMS Manufacturing, Inc. and Laurus Master Fund, Ltd., filed herewith.

10.18 Master Security Agreement dated June 28, 2006 by and among the Company, AMS Manufacturing, Inc. and Laurus Master Fund, Ltd., filed herewith.

10.19 Mortgage dated June 28, 2006 by and between the Company and Laurus Master Fund, Ltd., filed herewith.

10.20 Grant of Security Interest in Patents and Trademarks dated June 28, 2006 by and between the Company and Laurus Master Fund, Ltd., filed herewith.

10.21 Common Stock Purchase Warrant dated June 28, 2006 by the Company in favor of Ascendiant Securities, LLC, filed herewith.

10.22 Engagement Letter between the Company and Ascendiant Securities, LLC, filed herewith.

15 Letter of independent accountants as to unaudited interim financial information, filed herewith.

31.1    Chief Executive Officer Certification, filed herewith.

31.2    Chief Financial Officer Certification, filed herewith.

32.1 Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2    Section 1350 Certification of our Chief Financial Officer, filed herewith.
_______________

*  Designates a compensatory plan.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               REGISTRANT:
                               AMS HEALTH SCIENCES, INC.


                               By: /s/ ROBIN L. JACOB
Dated:  August 14, 2006               Robin L. Jacob, Vice President and Chief
                                      Financial Officer
                                      (Duly Authorized Officer of Registrant and
                                      Principal Financial Officer)




                                INDEX OF EXHIBITS

Exhibit
  No.             Description                      Method of Filing
  ---             -----------                      ----------------

3.1     The Registrant's Certificate of        Incorporated herein by reference
        Incorporation

3.2     The Registrant's Bylaws                Incorporated herein by reference

10.1    Stock Option Agreement of Advantage    Incorporated herein by reference
        Marketing Systems dated January 3,
        2001

10.2 The Advantage Marketing Systems, Inc. Incorporated herein by reference 1995 Stock Option Plan

10.3    Employment Agreement by and between    Incorporated herein by reference
        David D'Arcangelo and Registrant dated
        effective as of November 25, 2002

10.4    Non-qualified Stock Option Agreement   Incorporated herein by reference
        by and between David D'Arcangelo and
        Registrant dated effective as of
        December 2, 2002

10.5 The Advantage Marketing Systems, Inc. Incorporated herein by reference 2003 Stock Incentive Plan

10.6    Fulfillment Services Agreement with    Incorporated herein by reference
        Vita Sales & Distribution
        Multi-Country

10.7    Employment Agreement by and between    Incorporated herein by reference
        John W. Hail and Registrant dated
        effective as of November 4, 2003.

10.8    Commercial Industrial Real Estate      Incorporated herein by reference
        Purchase Contract dated August 12,
        2004 by and between Registrant and
        Keltronics Corporation

10.9    Employment Agreement by and between    Incorporated herein by reference
        Steven G. Kochen and Registrant dated
        effective as of August 9, 2005

10.10   Employment Agreement by and between    Incorporated herein by reference
        Jerry W. Grizzle and Registrant dated
        effective as of January 25, 2006

10.11   Employment Agreement by and between    Incorporated herein by reference
        Robin L. Jacob and Registrant dated
        effective as of February 12, 2006

10.12   Consulting Agreement by and between    Incorporated herein by reference
        TVC Consulting and Registrant dated
        effective as of March 1, 2006

10.13   Securities Purchase Agreement dated    Filed herewith electronically
        June 28, 2006 by and between the
        Company and Laurus Master Fund, Ltd.

10.14   Secured Convertible Term Note dated    Filed herewith electronically
        June 28, 2006 by the Company in favor
        of Laurus Master Fund, Ltd.

10.15   Common Stock Purchase Warrant dated    Filed herewith electronically
        June 29, 2006 by the Company in favor
        of Laurus Master Fund, Ltd.

10.16   Registration Rights Agreement dated    Filed herewith electronically
        June 28, 2006 by and between the
        Company and Laurus Master Fund, Ltd.,

10.17 Stock Pledge Agreement dated June 28, Filed herewith electronically 2006 by and among the Company, AMS
        Manufacturing, Inc. and Laurus Master
        Fund, Ltd.

10.18   Master Security Agreement dated June   Filed herewith electronically
        28, 2006 by and among the Company, AMS
        Manufacturing, Inc. and Laurus Master
        Fund, Ltd.

10.19   Mortgage dated June 28, 2006 by and    Filed herewith electronically
        between the Company and Laurus Master
        Fund, Ltd.

10.20 Grant of Security Interest in Patents Filed herewith electronically and Trademarks dated June 28, 2006 by and between the Company and Laurus
        Master Fund, Ltd.

10.21   Common Stock Purchase Warrant dated    Filed herewith electronically
        June 28, 2006 by the Company in favor
        of Ascendiant Securities, LLC.

10.22 Engagement Letter between the Company Filed herewith electronically and Ascendiant Securities, LLC.

15      Letter of independent accountants as   Filed herewith electronically
        to unaudited interim financial
        information.

31.1    Chief Executive Officer Certification. Filed herewith electronically


31.2    Chief Financial Officer Certification. Filed herewith electronically

32.1    Section 1350 Certification of our      Filed herewith electronically
        Chief Executive Officer.

32.2    Section 1350 Certification of our      Filed herewith electronically
        Chief Financial Officer.