Form 10QSB
period 2006-09-30
AMS HEALTH SCIENCES INC
filed 2006-11-14
CIK 841866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2006

or

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

Yes	X	No

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

On November 14, 2006, we had outstanding 8,437,824 shares of our common stock, $0.0001 par value.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

AMS HEALTH SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

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

_____________________PART I -FINANCIAL INFORMATION______________________

Item 1. FINANCIAL STATEMENTS

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30,	December 31,
ASSETS	2006	2005
(Unaudited)
CURRENT ASSETS:
Cash	$454,330	$118,805
Marketable securities, available for sale, at fair value	931,158	278,131
Receivables	71,284	59,846
Inventory	776,053	860,540
Other assets	62,225	24,542
Current assets of discontinued operations	377,395	507,831
Total current assets	2,672,445	1,849,695
RESTRICTED SECURITIES	76,734	75,477
RECEIVABLES	36,045	44,016
PROPERTY AND EQUIPMENT, net	2,954,798	3,131,092
COVENANTS NOT TO COMPETE and other intangibles, net	344,007	402,370
OTHER ASSETS	503,816	26,793
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	1,310,948	1,375,792
TOTAL	$7,898,793	$6,905,235
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$288,482	$391,615
Bank overdraft	-	203,500
Accrued commissions and bonuses	253,792	254,828
Accrued other expenses	514,980	355,398
Accrued sales tax liability	146,115	40,980
Deferred compensation	127,447	-
Note payable	250,000	-
Capital lease obligations	124,832	76,650
Current liabilities of discontinued operations	520,724	592,317
Total current liabilities	2,226,372	1,915,288
LONG-TERM LIABILITIES:
Note payable	676,053	-
Capital lease obligations	126,257	74,320
Deferred compensation	446,065	615,301
Lease abandonment liability	52,843	110,249
Liabilities of discontinued operations	1,492,860	1,670,688
Total liabilities	5,020,450	4,385,846
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY
Common stock - $.0001 par value; authorized 495,000,000 shares; issued
8,632,053 and 8,344,803 shares, outstanding 8,053,824 and 7,766,574 shares, respectively	860	835
Paid-in capital	23,320,702	21,870,872
Notes receivable for exercise of options	(31,000)	(31,000)
Accumulated deficit	(17,779,440)	(16,674,324)
Accumulated other comprehensive income, net of tax	-	(14,215)
Total capital and accumulated deficit	5,511,122	5,152,168
Less cost of treasury stock (591,595 shares)	(2,632,779)	(2,632,779)
Total stockholders’ equity	2,878,343	2,519,389
TOTAL	$7,898,793	$6,905,235
See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$2,323,583	$2,626,762	$7,073,271	$10,175,839
Cost of sales	1,422,788	1,765,727	4,475,427	7,700,535
Gross profit	900,795	861,035	2,597,844	2,475,304

Marketing and administrative expenses:
Marketing	211,127	150,254	454,122	735,210
Administrative	1,134,913	1,210,891	2,589,997	4,394,192
Total marketing and administrative expenses	1,346,040	1,361,145	3,044,119	5,129,402
Income (loss) from operations	(445,245)	(500,110)	(446,275)	(2,654,098)
Other income (expense):
Interest and dividends, net	(145,095)	17,304	(136,007)	39,861
Other, net	7,041	3,071	51,000	27,996
Total other income (expense)	(138,054)	20,375	(85,007)	67,857
Loss from continuing operations before taxes	(583,299)	(479,735)	(531,282)	(2,586,241)
Income tax benefit	-	(17,833)	-	(16,470)
Loss from continuing operations	(583,299)	(461,902)	(531,282)	(2,569,771)
Discontinued Operations (Note 13)
Loss from discontinued operations, net of tax	(52,475)	(51,966)	(573,707)	(51,966)
Net loss	$(635,774)	$(513,868)	$(1,104,989)	$(2,621,737)

Net Loss per share:
Basic:
Loss from continuing operations	$(.07)	$(.06)	$(.07)	$(.35)
Loss from discontinued operations, net of tax	(.01)	(.01)	(.07)	(.01)
Net loss per share	$(.08)	$(.07)	$(.14)	$(.36)

Diluted:
Income (loss) from continuing operations	$(.07)	$(.06)	$(.07)	$(.35)
Loss from discontinued operations, net of tax	(.01)	(.01)	(.07)	(.01)
Net loss per share	$(.08)	$(.07)	$(.14)	$(.36)

Shares used in computing net loss per share:
Basic	7,828,322	7,472,039	7,819,072	7,226,969
Diluted	7,828,322	7,472,039	7,819,072	7,226,969

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Nine months ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($1,104,989)	($2,621,737)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations	573,707	51,966
Depreciation and amortization	533,110	591,631
Amortization of note valuation discount	102,956
Bad debt expense (recovery)	(27,789)	-
Employee compensation recognized upon exercise or grant of stock options	14,682	66,602
Gain on sale of assets	(36,927)	(5,468)
(Gain)/Loss on sale of marketable securities	108	(9,804)
Deferred taxes	-	(16,469)
Changes in operating assets and liabilities :
Receivables	(17,738)	119,615
Inventory	84,487	605,531
Other assets	(27,776)	(6,850)
Accounts payable and accrued expenses	159,298	(489,720)
Lease abandonment liability	(56,156)	33,836
Deferred compensation	(41,789)	33,466
Net operating activities of discontinued operations	(520,464)	(294,744)
Net cash used in operating activities	(365,280)	(1,942,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(149,097)	(212,437)
Sales of property and equipment	84,512	283,907
Receipts of notes receivable	42,060	7,001
Acquisition of new business, net of cash acquired	-	(974,351)
Purchases of marketable securities, available for sale	(1,062,666)	(2,575,193)
Sales of marketable securities, available for sale	422,488	4,215,524
Net investing activities of discontinued operations	43,926	(85,161)
Net cash provided by (used in) investing activities	(618,777)	659,290

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(203,500)	(395,936)
Proceeds from issuance of common stock	-	1,146,752
Deferred financing fees paid	(160,000)	-
Net proceeds from issuance of notes	1,897,000	-
Principal payment on capital lease obligations	(62,480)	(149,547)
Net financing activities of discontinued operations	(151,438)	379,905
Net cash provided by financing activities	1,319,582	981,174

NET DEC/INC IN CASH AND CASH EQUIVALENTS	335,525	(301,681)
CASH AND CASH EQUIVALENTS, BEGINNING	118,805	588,909
CASH AND CASH EQUIVALENTS, ENDING	454,330	287,228
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired through capital lease financing	178,261	-
Value of warrants issued to lenders recorded as debt discount	588,452	-
Value of beneficial conversion feature of notes issued recorded as debt discount	588,452	-
Value of warrants issued to advisor recorded as deferred financing costs	130,770	-
Issuance of common stock recorded as deferred financing costs	127,500	-

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
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

Equity Compensation Plans

During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for grant can consist of (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors and consultants. Non-employee directors are excluded from Plan participation. The option price for shares of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options may be exercised within nine months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. No stock appreciation rights are attached to any options outstanding. At September 30, 2006, no shares were available for future grants under the 1995 Stock Option Plan. Options granted under the Plan have an exercise price equal to the fair market value on the date of grant, are fully vested at September 30, 2006, and generally expire ten years after grant date.

During 2003, the Company approved the 2003 Stock Incentive Plan, or 2003 Plan. Under the 2003 Plan, options available for grant can consist of (i) nonqualified stock options, (ii) incentive stock options, and (iii) restricted stock. The Company has reserved 2,000,000 shares of the Company's common stock $.0001 par value for the 2003 Plan. The Plan limits participation to employees, independent contractors, and consultants. The option price for shares of stock subject to this Plan is set by the Compensation

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

Committee of the Board of Directors at a price not less than market value of the common stock on the date of grant. No stock options may be exercised within nine months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. At September 30, 2006, no shares were available for future grants under the 2003 Stock Incentive Plan. Options granted under the Plan have an exercise price equal to the fair market value on the date of grant, are fully vested at September 30, 2006, and generally expire ten years after grant date.

During 2006, the Company approved the 2006 Long-Term Incentive Plan (“the Plan”). Under the Plan, options available for grant can consist of (i) nonqualified stock options, (ii) incentive stock options, (iii) restricted stock, (iv) stock appreciation rights, and (v) performance units. The Company has reserved 5,000,000 shares of the Company's common stock $.0001 par value for the Plan. The Plan limits participation to employees and non-employee Directors. The option price for shares of stock subject to this Plan is set by the Compensation Committee of the Board of Directors at a price not less than market value of the common stock on the date of grant. No stock options may be exercised more than ten years after the date of grant.

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the third quarter of 2006 and 2005 were calculated using the following estimated weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Expected volatility	77.0%	78.0%	76.10%	78.0%
Expected term (in years)	5	5	5	5
Risk-free interest rate	4.52%	3.34%	4.68%	5.34%
Expected dividend yield	0%	0%	0%	0%

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

Share-based compensation expense recognized under SFAS 123R for the three months ended and nine months ended September 30, 2006 was $9,888 and $14,682, respectively, allocated as follows:

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Three months ended September 30,	Nine months ended September 30,
	2006	2006
Distribution and administrative expenses	$16,210	$24,069
Income tax effect	6,322	9,387
Total share-based compensation	$9,888	$14,682

There was no share-based compensation expense related to employee stock options recognized during the three months ended and nine months ended September 30, 2005. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of APB 25 and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. In accordance with APB 25, no share-based compensation cost was reflected in the Company’s net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. Had the Company used the fair value based accounting method for share-based compensation expense prescribed by SFAS Nos. 123 and 148 for the periods ended September 30, 2005, the Company’s consolidated net loss and net loss per share would have been increased to the pro-forma amounts illustrated as follows:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Basic and diluted:
Net loss as reported	$(513,868)	$(2,621,737)
Deduct: share-based employee compensation, net of income tax	(361,322)	(653,981)
Pro forma net loss	$(875,190)	$(3,275,718)

Net loss per share:
Basic - as reported	$(0.07)	$(0.36)
Basic - proforma	$(0.12)	$(0.45)
Diluted - as reported	$(0.07)	$(0.36)
Diluted - proforma	$(0.12)	$(0.45)

Shares outstanding - basic	7,472,039	7,226,969
Shares outstanding - diluted	7,472,039	7,226,969

Option Activity

A summary of the activity under the Company’s stock options plans for the nine-month period ended September 30, 2006 is presented below:

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding at December 31, 2005	1,950,009	$3.13
Granted	550,000	0.62		$24,000
Exercised	-	-		$-
Canceled	-	-
Options outstanding at September 30, 2006	2,500,009	$2.58	4.89	$24,000
Options exercisable at September 30, 2006	1,950,009	$3.13	4.59	$-
Options vested and options expected to vest at September 30, 2006	1,950,009	$3.13	4.59	$-

The total grant-date fair value of stock options that became fully vested during the nine months ended September 30, 2006 was $14,682. As of September 30, 2006, there was $196,705 of total unrecognized compensation cost, net of tax and estimated forfeitures, related to unvested share-based awards, which is expected to be recognized over a period of 4.50 years.

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

For the nine months ended September 30, 2006, there were no unrealized gains or losses, as all securities are in cash or cash equivalents. Net unrealized gains, net of tax, of approximately $29,000, were included in accumulated other comprehensive income for the three months ended September 30, 2005. Net unrealized losses, net of tax, of approximately $18,000, including approximately $6,000 reclassified to earnings, were included in accumulated other comprehensive loss for the nine months ended September 30, 2005. Total comprehensive loss for the three and nine months ended September 30, 2006 was approximately $636,000 and $1,105,000, and total comprehensive loss for the three and nine months ended September 30, 2005 was approximately $484,000 and $2,640,000.

4.	RESTRICTED SECURITIES

In connection with the Heartland Cup acquisition, the Company has pledged marketable securities in the amount of $76,464 as restricted cash against one of the notes payable.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

5.	ACQUISITION

On September 9, 2005, the Company entered into a definitive Stock Purchase Agreement with Heartland Cup, Inc. (“Heartland Cup”) and its principal shareholder for the purchase of all of the principal shareholder’s stock in Heartland Cup. Upon closing of the Stock Purchase Agreement, the Company acquired 2,000,000 shares, or approximately 83% of the outstanding capital stock of Heartland Cup, for 200,000 shares of the Company’s common stock. In addition, the Company paid approximately $200,000 to acquire the remaining shares of Heartland Cup. See also Note 13, Discontinued Operations.

The Heartland Cup acquisition was accounted for as a purchase under Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”). In accordance with SFAS No. 141, the Company allocated the purchase price of the acquisition based on the fair value of the assets acquired and liabilities assumed. Goodwill resulting from the Heartland Cup acquisition was reserved for impairment.

6.	DEBT

The secured financing consists of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Laurus term note	$2,000,000	$-
Valuation discount	(1,176,903)	-
Accretion of discount to interest expense	102,956	-
Total Secured Financing	$926,053	$-

Current	$250,000	$-
Long-term	$676,053	$-

On June 28, 2006, the Company entered into a series of agreements with Laurus Master Fund, Ltd. (“Laurus”) whereby the Company issued to Laurus (i) a secured convertible term note (“Note”) in the principal amount of $2,000,000, and (ii) a warrant (“Warrant”) to purchase up to 2,272,727 shares of the Company’s common stock at a price of $0.53 per share. Out of the loan proceeds, the Company agreed to pay the sum of $74,000 to Laurus Capital Management, LLC, the investment advisor to Laurus, the sum of $27,500 to Laurus Capital Management, LLC as reimbursement for its due diligence and legal fees and expenses incurred in connection with the transaction, and the sum of $1,500 to Loeb & Loeb LLP, the escrow agent for Laurus. Total closing costs were $103,000.

The principal amount of the Note bears interest at a per annum rate equal to the prime rate (as published in the Wall Street Journal from time to time) plus three percent (3.0%); provided, however that the interest rate may not be less than ten percent (10.0%). At September 30, 2006, the interest rate was 11.25%. Interest payments are due monthly beginning July 1, 2006. Principal payments in the amount of $83,333.33 are due monthly beginning July 1, 2007. The final maturity date of the Note is June 28, 2009 (the “Maturity Date”). Interest expense related to the note was $57,500 for the three months ended September 30, 2006 and $58,750 for the nine months ended September 30, 2006.

The principal amount of the Note and accrued interest thereon is convertible into shares of the Company’s common stock at a price of $0.51 per share, subject to anti-dilution adjustments. Under the terms of the Note, the monthly payments of interest and/or principal (the “Monthly Amount”) due

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

on the Note are payable in shares of the Company’s common stock if the following criteria are met: (i) the average closing price of the Company’s common stock for the five (5) days preceding the payment date is greater than or equal to 115% of the Fixed Conversion Price (defined below) and (ii) the amount of such conversion does not exceed twenty five percent (25%) of the aggregate dollar trading volume of the Company’s common stock for the period of twenty-two trading days immediately preceding such payment date. If subsection (i) above is met but subsection (ii) above is not met as to the entire Monthly Amount, then Laurus is required to convert only such part of the Monthly Amount that meets the criteria of subsection (ii). The Company has agreed to register all of the shares that are issuable upon conversion of the Note and exercise of the 2,272,727 Warrants. The Company has granted Laurus a right of first refusal with respect to any debt or equity financings.

The Company calculated that the fair value of the Warrants issued to Laurus was $588,452 based upon the relative value of the Black-Scholes valuation of the warrants and the underlying debt amount. The Company determined that the beneficial conversion feature (“BCF”) of the Note was $588,452. The value of the Warrants issued to Laurus of $588,452 and the $588,452 of calculated BCF have been reflected by the Company as a valuation discount and offset to the face amounts of the Note. The valuation discount will be amortized into interest expense over the three-year term of the Note using the effective interest method. Amortization of discounts for the conversion feature and the Warrants resulted in charges to interest expense totaling $102,956 for the three and nine months ended September 30, 2006.

In conjunction with the financing, the Company also incurred fees to various investment advisors that facilitated the transaction. These fees totaled $287,500, of which $127,500 was paid through the issuance of 250,000 shares of our common stock. In addition, the Company issued these advisors warrants to purchase 495,543 shares of common stock at a price of $0.51 per share. The Company calculated that the fair value of the warrants issued to the advisors was $130,770 based upon the relative value of the Black-Scholes valuation of the warrants and the underlying debt amount. The closing costs, fees paid to the advisors and the value of the warrants issued to the advisors have been reflected as deferred financing costs in the accompanying balance sheet and are being amortized over the life of the loan. Amortization of the deferred financing costs related to the note totaled $43,439 for the three and nine months ended September 30, 2006.

7.	SHAREHOLDER’S EQUITY

As part of the fee arrangement related to the secured financing agreement (See Note 6), the Company issued 250,000 shares of common stock valued at $127,500 to its financial advisor.

In conjunction with the secured financing agreement (See Note 6), the Company recorded the value of warrants issued and a beneficial conversion feature. The total value of the warrants, computed using the fair value method, was $719,222. The beneficial conversion feature related to the term note was $588,452.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

The following is a reconciliation of the common shares used in the calculations of loss per common share - basic and loss per common share - assuming dilution:

	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Weighted average common shares outstanding:
For the three months ended September 30, 2006:
Loss per common share:
Loss available to common stockholders	$(635,774)	7,828,322	$(0.08)
Loss per common share - assuming dilution:
Options	-	-
Loss available to common stockholders plus assumed conversions	$(635,774)	7,828,322	$(0.08)

For the three months ended September 30, 2005:
Loss per common share:
Loss available to common stockholders	$(513,868)	7,472,039	$(0.07)
Loss per common share - assuming dilution:
Options	-	-
Loss available to common stockholders plus assumed conversions	$(513,868)	7,472,039	$(0.07)

For the nine months ended September 30, 2006:
Loss per common share:
Loss available to common stockholders	$(1,104,989)	7,819,072	$(0.14)
Loss per common share - assuming dilution:
Options	-	-
Loss available to common stockholders plus assumed conversions	$(1,104,989)	7,819,072	$(0.14)

For the nine months ended September 30, 2005:
Loss per common share:
Loss available to common stockholders	$(2,621,737)	7,226,969	$(0.36)
Loss per common share - assuming dilution:
Options	-	-
Loss available to common stockholders plus assumed conversion	$(2,621,737.)	7,226,969	$(0.36)

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

Options to purchase 2,500,009 shares of common stock at exercise prices ranging from $0.61 to $6.00 per share were outstanding for the nine months ended September 30, 2006, but were not included in the computation of income (loss) per common share - assuming dilution because there was a net loss for the period then ended.

Options to purchase 1,950,009 shares of common stock at exercise prices ranging from $1.30 to $5.94 per share were outstanding for the three and nine months ended September 30, 2005, but were not included in the computation of income (loss) per common share - assuming dilution because there was a net loss for the period then ended.

During the quarter ended June 30, 2006, the Company granted 2,272,727 warrants at a price of $0.53 and 495,543 warrants at a price of $0.51. The warrants were issued in conjunction with the secured financing agreement described in Note 6.

Warrants outstanding, January 1, 2006	-
Warrants granted	2,768,270
Warrants outstanding, September 30, 2006	2,768,270

9.	DEFERRED TAXES

On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Valuation allowances have been established for certain operating loss and credit carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices and costs. The outlook for determination of this allowance is calculated on the Company’s historical taxable income, its expectations for the future based on a rolling twelve quarters, and available tax-planning strategies. Based on this determination, management does not expect that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as offsets to the tax consequences of future taxable income. As such, a valuation allowance was provided for the entire deferred tax asset of approximately $5,300,000 at September 30, 2006. The Company’s effective tax rate differs from its statutory tax rate for 2006 due to the tax valuation allowance. The Company has net operating loss carryforwards of approximately $11,000,000 available to reduce future taxable income, which will begin to expire in 2021.

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

On February 11, 2004, the FDA issued and published in the Federal Register its final rule on ephedrine-containing supplements, stating that since an “unreasonable risk” had been determined, such supplements would be considered “adulterated” under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and thus may not be sold. In essence, this final rule (or regulation) imposed a national ban on ephedrine supplements. The effective date of this regulation was April 12, 2004. The Company

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

complied with the new regulation and ceased all sales and advertisement of AM-300 and any other ephedra-containing supplement as of April 12, 2004. The FDA has continuously and vigilantly enforced this total ban on ephedra-containing supplements. As recently as December 6, 2005, the FDA seized yet another shipment of such supplements distributed by companies in Gainesville, Texas and Eugene, Oregon.

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

Also, in the aftermath of the ephedra ban, on April 22, 2004, in comments before a scientific meeting, then Acting FDA Commissioner, Lester Crawford (and for some months during 2005, FDA Commissioner), outlined what an FDA press release termed a “science-based plan for dietary supplement enforcement”. The press release went on to say that the agency “would soon provide further details about its plan to ensure that the consumer protection provisions of DSHEA are used effectively and appropriately”. Referring to its recent rulemaking on ephedra, the FDA also stated that it “expects to evaluate the available pharmacology, published literature …, evidence-based reviews, and adverse event information” of “individual dietary supplements”. Soon afterwards, this promised FDA document was issued, with the title “Regulatory Strategy for the Further Implementation and Enforcement of the Dietary Supplement Health and Education Act of 1994”. No new regulations or proposed rules pursuant to this strategy have yet been issued, except that the FDA has recently welcomed and received comments from the industry for a better procedure for the FDA to review a company’s safety information as to a new dietary ingredient, or NDI, in an NDI Notification. The final guidance document concerning NDI Notifications has not yet been issued by the FDA. At this time, NDI Notifications are not required for any of the Company’s products.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

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

Product Liability - The Company, like other marketers of products that are intended to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company carries limited product liability insurance with coverage limits of $1.0 million per occurrence and $2.0 million aggregate. Products containing ephedra, which represented 31.0% of the Company’s first quarter 2004 net revenues, were not covered by the Company’s product liability insurance. Substantially all of the Company’s product manufacturers carry product liability insurance, which covers its products. Such product claims against the Company could adversely affect product sales, results of operations, financial condition and the value of the Company’s common stock.

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

Employment Agreements  - In January 2006, the Company entered into a written employment agreement with Jerry W. Grizzle, the Company’s Chairman of the Board, President and Chief Executive Officer. The contract is for a two-year term, commencing January 25, 2006, followed by two successive one-year terms unless either party elects not to renew the Agreement. Mr. Grizzle’s base salary is $150,000 per year for the first year of the Initial Term, $200,000 for the second year of the Initial Term and $250,000 for each year after the Initial Term. Additionally, Mr. Grizzle will be eligible to receive certain performance-based incentive bonuses. The Company granted Mr. Grizzle options to purchase 250,000 shares of the Company’s common stock on February 15, 2006, with an exercise price of $0.62 per share, which was the closing price of the Company’s common stock on that day. The options vest in five equal annual installments beginning February 15, 2007, and expire February 15, 2016. In the event the Company terminates Mr. Grizzle without cause, he will receive certain severance pay based upon his length of employment with the Company.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

In April 2006, the Company entered into a written employment agreement with Robin L. Jacob, the Company’s Vice President, Secretary, Treasurer and Chief Financial Officer. The contract is for a two-year term, commencing February 12, 2006, followed by two successive one-year terms unless either party elects not to renew the Agreement. Ms. Jacob’s base salary is $100,000 per year for the first year of the Initial Term, $112,500 for the second year of the Initial Term and $125,000 for each year after the Initial Term. Additionally, she is eligible to receive certain performance-based incentive bonuses. The Company granted Ms. Jacob options to purchase 150,000 shares of the Company’s common stock at an exercise price of $.64 per share, which was the closing price of the Company’s common stock on March 31, 2006, the last trading day prior to the date the options were granted. The options vest in five equal annual installments beginning April 1, 2007, and expire April 1, 2016. In the event the Company terminates Ms. Jacob without cause, she will receive certain severance pay based upon her length of employment with the Company.

In September 2006, the Company entered into a written employment agreement with Dennis P. Loney, the Company’s Vice President of Operations. The contract is for a two-year term, commencing September 19, 2006, followed by two successive one-year terms unless either party elects not to renew the Agreement. Mr. Loney’s base salary is $106,000 per year for the first year of the Initial Term, $112,500 for the second year of the Initial Term and $125,000 for each year after the Initial Term. Additionally, he is eligible to receive certain performance-based incentive bonuses. The Company granted Mr. Loney options to purchase 150,000 shares of the Company’s common stock at an exercise price of $.63 per share, which was the closing price of the Company’s common stock on that day. The options vest in five equal annual installments beginning September 19, 2007, and expire September 19, 2016. In the event the Company terminates Mr. Loney without cause, he will receive certain severance pay based upon his length of employment with the Company.

11.	DEFERRED COMPENSATION AND CONSULTING AGREEMENT

On November 4, 2003 the Company entered into a written employment agreement with John W. Hail. The contract was for an initial two-year term, commencing November 4, 2003, and extended for up to five successive one-year terms if the Company and Mr. Hail agree in writing. The agreement was extended on November 4, 2005. The contract calls for a base salary of $249,600 per year, a monthly variable salary equal to one percent (1%) of the Company’s gross revenues, and a discretionary year-end bonus determined by a majority vote of the Board of Directors. On November 4, 2005, the Company extended Mr. Hail’s employment agreement to November 4, 2006. In connection with the extension, Mr. Hail’s monthly variable salary ceased and was replaced by a fixed supplemental payment to Mr. Hail, which was the gross amount necessary to cover all federal, state and local taxes and all employment taxes, and pay a net amount of $7,000 per month. Mr. Hail retired as the Company’s Chief Executive Officer and Chairman of the Board effective February 12, 2006. At such time, the Company’s obligations under his employment agreement terminated. In April 2006, the Company signed a consulting agreement with TVC Marketing regarding the services of Mr. Hail. The agreement is for an initial six-month term, commencing March 1, 2006, with the renewal option of any number of additional successive six-month terms by mutual agreement between the parties. Such renewal(s) must be in writing signed by both parties. The consulting fee is $5,000 per month for the entire term of the agreement, plus reimbursement of reasonable travel expenses. In August 2006, this agreement was terminated at the end of the initial six months. At such time, the Company’s obligations to TVC Marketing regarding the services of Mr. Hail terminated.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

12.	LEASE ABANDONMENT
In January 2004, the Company commenced a relocation of its corporate headquarters from 2601 NW Expressway (the Oil Center), Oklahoma City, Oklahoma to its warehouse and distribution facility. A portion of the Oil Center was maintained for storage, a portion was maintained for possible relocation of Company personnel due to expansion of the business and a portion was subleased to a third party under a short-term lease. In September 2004, the Company purchased an existing building adjacent to its corporate headquarters to be used for additional office, warehouse and storage space. Company management believes the purchased building is sufficient to meet expansion needs, and as such, abandoned the Oil Center location. In determining lease abandonment, management assumed the continuation of the existing sublease at the current rate. In addition, a discount rate of 6.5% was used to calculate the present value of current lease payments less sublease revenue. At September 30, 2006, the lease abandonment accrual was approximately $132,000.

13.	DISCONTINUED OPERATIONS

On March 31, 2006, the Company adopted a plan to discontinue the operations of its Heartland Cup subsidiary. The Company has actively marketed Heartland Cup to prospective buyers. At March 31, 2006, Heartland Cup had reduced employee count to only those necessary to show the plant to prospects. As of November 10, 2006, the Company was in negotiations with a prospective buyer to lease the plant and equipment and purchase current customer contracts. Management believes this transaction will conclude by the end of the first quarter of 2007.

The results of operations of discontinued operations are summarized below:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Revenues	$335,774	$1,056,990

Loss from operations of discontinued operations	$(52,475)	$(553,707)
Estimated costs to sell	-	(20,000)
Income tax effect	-	-
Loss from operations of discontinued operations, net of tax	$(52,475)	$(573,707)

Related to the sale of the Heartland operations, the Company expects to incur attorney fees to draft the sales contracts, and complete the transaction. As such, the Company has included an estimate of $20,000 in the discontinued operations accrual at September 30, 2006.

The components of assets and liabilities of discontinued operations in the accompanying consolidated balance sheets are as follows:

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

September 30, 2006
Current assets of discontinued operations:
Cash	$1,271
Accounts receivable, net	121,193
Inventory	254,931
Total	$377,395
Noncurrent assets of discontinued operations:
Other assets	$47,303
Property and equipment, net	1,263,645
Total	$1,310,948

Current liabilities of discontinued operations:
Accounts payable	$54,798
Current portion of long-term debt	442,571
Other current liabilities	23,355
Total	$520,724

Long-term liabilities of discontinued operations:
Long-term debt	$1,492,860

14.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes ___ an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements" (SFAS 157), to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. The Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be applied on a prospective basis. We are currently reviewing this new standard to determine its effects, if any, on our results of operations or financial position.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

15.	CURRENT FINANCIAL CONDITION

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

•	Excessive expenses incurred in the Heartland operations and a continuing excess of monthly operating expenses over revenues; and

•	Declining net income, due to the FDA’s ban on ephedra products.

The Company has taken the following steps to significantly reduce its cost of sales and marketing, distribution and administrative costs:

•	Reductions in force, encompassing all departments within the Company;

•	The termination of a discount sales program, designed to give customers a cash discount after purchasing a certain dollar amount of product; and

•	The termination of several extra employee benefits, including vehicle allowances and social and country-club privileges.

On March 31, 2006, the Company adopted a plan to discontinue the operations of its Heartland Cup subsidiary. The Company has actively marketed Heartland Cup to prospective buyers. At March 31, 2006, Heartland Cup had reduced employee count to only those necessary to show the plant to prospects. As of November 10, 2006, the Company was in negotiations with a prospective buyer to lease the plant and equipment and purchase current customer contracts. Finally, the Company is exploring strategic acquisitions of network marketing companies with profitable, sustained operations.

The Company is seeing positive upswings and trends in associate recruiting, as well as continued reductions in costs of goods sold and administrative expenses. At September 30, 2006, the Company’s ratios compared to net sales are trending toward the levels that existed in the Company’s last profitable year. Finally, the Company is exploring a new product offering that management believes will be the replacement for the ephedra product banned in 2004.

On June 28, 2006, the Company completed a $2,000,000 private placement financing through the sale of secured convertible notes to Laurus Master Fund Ltd. The net proceeds of the funding will be used primarily for sales and marketing. For a full description of the terms of the note, see Note 6 to Consolidated Financial Statements.

16.	RECLASSIFICATIONS

Certain reclassifications of the prior year amounts have been made in order to provide comparability with the current presentation. These changes were made for presentation purposes only and did not have any effect on previously reported results of operations or equity.

******

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
AMS Health Sciences, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of AMS Health Sciences, Inc. and Subsidiaries as of September 30, 2006, and the related consolidated statements of operations and cash flows for the three month and nine month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements, as of and for the period ended September 30, 2006 and 2005, for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 13, 2006

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

On September 9, 2005, we entered into a definitive Stock Purchase Agreement with Heartland and its principal shareholder for the purchase of all of the principal shareholder’s stock in Heartland. Upon closing of the Stock Purchase Agreement, we acquired 2,000,000 shares, or approximately 83% of the outstanding capital stock of Heartland, for 200,000 shares of our common stock. In addition, we paid approximately $200,000 to acquire the remaining shares of Heartland. Heartland is a manufacturer of foam cups, distributed through a number of contracts. Heartland has exclusive contracts with the State of Oklahoma and the Department of Defense.

As described in Footnote 13 to the Financial Statements, we have made the decision to sell or cease operations at Heartland Cup. As such, our consolidated financial statements reflect Heartland Cup as a discontinued operation. As described in Part II, Item 1. Legal Proceedings, we have filed suit against Truett McCarty in the District Court of Oklahoma County, State of Oklahoma relating to our acquisition of Heartland. We believe that Mr. McCarty has both defrauded us regarding the financial conditions and results of operations of Heartland, as well as breached certain representations and warranties in the Stock Purchase Agreement relating to the Heartland acquisition. It is our belief that, had we been aware of the true facts and circumstances regarding Heartland’s financial condition and historical results of operations, we would not have purchased Heartland. We presently believe that the dedication of our time and attention to Heartland is neither in our or our stockholders’ best interests. As a result, we have discontinued the Heartland operations, and are in negotiations with a prospective buyer to lease the plant and equipment and purchase existing customer contracts. Due to the above reasons, any further discussion of Heartland and its operations in this report will be limited to the discussions included in Part I, Item 2. Management’s Discussion and Analysis or Plan of Operation and Part II, Item 1. Legal Proceedings. Since the transaction for Heartland Cup is not finalized, we cannot determine the ultimate impact of the transaction on our financial condition or results of operations.

On July 28, 2006, our Chief Executive Officer, outlined a strategic plan for our future operations as follows:

•	Sell Heartland Cup

•	Use additional capital to build a foundation that will allow us to grow. Because of our consecutive years of losses, we have not had the funds to develop marketing, training and support tools, and programs to support our independent associates’ efforts in the field. On June 28, 2006, we raised $2,000,000 in additional financing. We intend to use these funds to begin an aggressive sales and marketing campaign, which we believe will increase our top line revenues. We intend to produce better product videos, business builder videos, printed material and other materials for use by our independent associates in their marketing efforts. In addition we intend to upgrade our back office to provide our independent associates with the most current management tools available in network marketing.

•	Establish a new binary commission system and allow our independent associates to choose to use our existing commission system or the new binary commission system depending on their primary method of generating revenues. This will allow our independent associates to tailor their commission system to their operating methods.

•	Enter the international markets.

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

We recognize revenue upon shipment of products, training aids and promotional material to our independent associates. All of our customers pay for sales in advance of shipment. As such, we have no trade receivables. We used to make loans to associates, which were repayable in five years or less, and which were secured by commissions controlled by us. Associate loans are no longer allowed. Interest rates on loans were typically two percent or more above the Prime rate and were fixed. All loans were secured by guaranteed payment sources that were within our control, but subject to increases and decreases depending upon associate sales activity. Management determined that there was a possibility of default on the associate loans. As such, we have reserved an allowance for doubtful accounts in connection with the associate loans. At September 30, 2006, the allowance for doubtful accounts was approximately $120,000. Total associate loans still outstanding at September 30, 2006 totaled approximately $162,000.

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

We use an asset and liability approach to account for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. A valuation allowance is established if, in management's opinion, it is more likely than not that some portion of the deferred tax asset will not be realized. All evidence, both positive and negative, is considered to determine whether a valuation allowance is needed for some or all of a deferred tax asset. Judgment must be used in considering the relative impact of negative and positive evidence. The more negative evidence that exists, (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed. Based on the above factors and management’s evaluation, we determined at December 31, 2004, that a valuation allowance should be established for our entire deferred tax asset, which was approximately $5,300,000 at September 30, 2006.

We write down our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if written-off inventory is sold. At September 30, 2006, we have a marketing inventory obsolescence reserve of approximately $68,000 for estimated obsolete or unsalable inventory.

We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. SFAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable than an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. Many legal and tax contingencies can take years to resolve. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. However, an adverse outcome in these matters could have a material impact on our results of operations, financial condition and cash flows.

Results of Operations

The following table sets forth, as a percentage of our net sales, selected results of operations for the three and nine months ended September 30, 2006 and 2005. The selected results of operations are derived from our unaudited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$2,323,583	100.0%	$2,626,762	100.0%	$7,073,271	100.0%	$10,175,839	100.0%
Cost of sales:
Commissions and bonuses	793,570	34.2	966,403	36.8	2,353,968	33.3	4,342,590	42.7
Cost of products	298,023	12.8	550,375	21.0	1,219,027	17.2	2,263,228	22.2
Cost of shipping	331,195	14.2	248,949	9.4	902,432	12.8	1,094,717	10.8
Total cost of sales	1,422,788	61.2	1,765,727	67.2	4,475,427	63.3	7,700,535	75.7
Gross profit	900,795	38.8	861,035	32.8	2,597,844	36.7	2,475,304	24.3
Marketing and administrative expense:
Marketing	211,127	9.1	150,254	5.7	454,122	6.4	735,210	7.2
Administrative	1,134,913	48.8	1,210,891	46.1	2,589,997	36.6	4,394,192	43.2
Total marketing, and administrative expense	1,346,040	57.9	1,361,145	51.8	3,044,119	43.0	5,129,402	50.4
Loss from operations	(445,245)	-19.1	(500,110)	-19.0	(446,275)	-6.3	(2,654,098)	-26.1
Other income (expense):
Interest, net	(145,095)	-6.2	17,304	0.7	(136,007)	-1.9	39,861	0.4
Other, net	7,041	0.3	3,071	0.1	51,000	0.7	27,996	0.3
Total other income (expense)	(138,054)	-5.9	20,375	0.8	(85,007)	-1.2	67,857	0.7
Loss from continuing operations before taxes	(583,299)	-25.1	(479,735)	-18.3	(531,282)	-7.5	(2,586,241)	-25.4
Tax benefit	0	0.0	(17,833)	-0.7	0	0.0	(16,470)	-0.2
Loss from continuing operations	(583,299)	-25.1	(461,902)	-17.6	(531,282)	-7.5	(2,569,771)	-25.2
Discontinued operations:
Loss from operations of Heartland Cup	(52,475)	-2.3	(51,966)	-2.0	(573,707)	-8.1	(51,966)	-0.5
Income tax benefit	0	0.0	0	0.0	0	0.0	0	0.0
Total loss on discontinued operations	(52,475)	-2.3	(51,966)	-2.0	(573,707)	-8.1	(51,966)	-0.5
Net loss	($635,774)	-27.3%	($513,868)	-19.6%	($1,104,989)	-15.6	($2,621,737)	-25.7

Comparison of the Three Months ended September 30, 2006 and 2005

Our net sales during the three months ended September 30, 2006 decreased $303,179 or 11.5%, to $2,323,583 from $2,626,762 during the three months ended September 30, 2005.

Our cost of sales during the three months ended September 30, 2006 decreased $342,939, or 19.4%, to $1,422,788 from $1,765,727 during the same period in 2005. Total cost of sales, as a percentage of net sales, decreased to 61.2 % during the three months ended September 30, 2006 from 67.2% during the same period in 2005. The decrease in cost of sales resulted in:

•	A decrease of approximately $173,000 in associate commissions and bonuses; and

•	A decrease of approximately $252,000 in the cost of products sold.

The decrease in cost of sales was partially offset by:

•	An increase of approximately $82,000 in shipping costs related primarily to changes in product packaging.

The factors discussed above resulted in an increase in gross profit of $39,760, or 4.6%, to $900,795 for the three months ended September 30, 2006 from $861,035 for the same period in 2005.

Marketing expenses increased $60,873, or 40.5%, to $211,127 during the three months ended September 30, 2006, from $150,254 during the same period in 2005. The increase in expense was primarily attributable to:

•	An increase in promotional cost of approximately $118,000, related primarily to the 2006 national convention; and

•	An increase in professional services of approximately $35,000 related to sales tools upgrades.

The increase in marketing expense was partially offset by:

●	A decrease in employee costs of approximately $68,000 related to reductions in staff;

●	A decrease in travel costs of approximately $12,000 related to outside travel of marketing; and

•	A decrease in miscellaneous expense of approximately $16,000 related to postage, printing, and supplies.

Administrative expense decreased $75,978 or 6.3%, to $1,134,913 during the three months ended September 30, 2006 from $1,210,891 during the same period of 2005. The decrease in expense was primarily attributable to:

•	A decrease in employee costs of approximately $215,000 related to reductions in staff;

●	A decrease in travel costs of approximately $32,000 related to reduction of outside travel;

•	A decrease in repairs and maintenance expense of approximately $6,000; and

•	A decrease in general and administrative expense of approximately $42,000 related to bank charges, supplies, telephone, etc.

The decrease in administrative expense was partially offset by:

●	An increase in professional expenses of approximately $111,000 related to increased legal fees and consulting related to the new marketing campaign;

●	An increase in amortization expense of approximately $11,000 due to deferred financing costs related to the debt;

●	An increase in rent and insurance expense of approximately $16,000 related to adjustments to our lease abandonment accrual and change in insurance carriers;

●	An increase in shareholder relations of approximately $48,000; and

●	An increase in promotional expenses of approximately $32,000 related to website expenses.

The marketing and administrative expenses as a percentage of net sales increased to 57.9% during the three months ended September 30, 2006 from 51.8% during the same period in 2005.

Our net other income (reduced by other expense) decreased by $158,429 to net other expense of ($138,054) at September 30, 2006, from net other income of $20,375 during the same period in 2005, primarily due to:

•	A decrease in gain on sale of assets of approximately $4,000 related to the sale of excess vehicles, office furniture and supplies;

●	A decrease in gain on sale of marketable securities of approximately $2,000 related to the decrease of marketable securities;

●	A decrease in interest income of approximately $10,000 related to the decrease of marketable securities;

●	An increase in other income of approximately $13,000 related to the collection of reserved notes receivable; and

•	An increase in interest expense of approximately $163,000 related to the Laurus debt executed in 2006.

Our loss from continuing operations before taxes increased $103,564 to a net loss of ($583,299) for the three months ended September 30, 2006, compared to a net loss of ($479,735) during the same period in 2005. Loss from continuing operations before taxes as a percentage of net sales was (25.0%) and (18.3%) for the three months ended September 30, 2006 and 2005, respectively. Income tax benefit for the third quarter 2006 and 2005 was, $0 and $17,833, respectively. Our net loss from continuing operations increased $121,395 to net loss of ($583,297) for the three months ended September 30, 2006, from a net loss of ($461,902) for the same period in 2005. This increase was attributable to:

•	The increase in gross profit to $900,795 during 2006 from $861,035 during 2005; and

•	The decrease in marketing and administrative expense to $1,346,040 during 2006 from $1,361,145 during 2005; and

●	The increase in other income (expense) to ($138,054) during 2006 from $20,375 during 2005.

Net loss from continuing operations as a percentage of net sales increased to (25.0%) for the three months ended September 30, 2006, from (17.6%) during the same period in 2005.

Net loss increased $121,904 to a net loss of ($635,772) for the three months ended September 30, 2006, compared to a net loss of ($513,868) for the same period of 2005. This increase was primarily the result of amortization of the valuation discount and deferred financing costs related to the financing closed in the second quarter of 2006. Management expects this trend to continue through the first quarter of 2007, when we complete our new marketing campaign.

Comparison of the Nine months ended September 30, 2006 and 2005

Our net sales during the nine months ended September 30, 2006 decreased $3,102,568, or 30.5%, to $7,073,271 from $10,175,839 during the nine months ended September 30, 2005. On April 5, 2005, we announced that we were ending our free trial program that began in April, 2004, due to the lack of retention required to make the program profitable long term. In connection with the reduction in sales, on April 20, 2005, we announced the implementation of expense reductions designed to better align expenses with revenue. Due to the continued decrease in sales we implemented additional expense reductions and employee layoffs in August and December 2005, and January 2006.

Our cost of sales during the nine months ended September 30, 2006 decreased $3,225,108, or 41.9%, to $4,475,427 from $7,700,535 during the same period in 2005. Total cost of sales, as a percentage of net sales, decreased to 63.3% during the nine months ended September 30, 2006 from 75.7% during the same period in 2005. The decrease in cost of sales was primarily attributable to the cancellation of our free trial program, resulting in:

•	A decrease of approximately $1,989,000 in associate commissions and bonuses;

•	A decrease of approximately $1,044,000 in the cost of products sold; and

•	A decrease of approximately $192,000 in shipping costs.

The factors discussed above resulted in an increase in gross profit of $122,540, or 5.0%, to $2,597,844 for the nine months ended September 30, 2006 from $2,475,304 for the same period in 2005.

Marketing expenses decreased $281,088, or 38.2%, to $454,122 during the nine months ended September 30, 2006, from $735,210 during the same period in 2005. The decrease in expense was primarily attributable to:

•	A decrease in employee costs of approximately $285,000, related to reductions in staff;

•	A decrease in travel costs of approximately $15,000 related to reduced outside travel of marketing;

•	A decrease in professional services of approximately $42,000 related to maintenance of our websites; and

•	A decrease in miscellaneous expense of approximately $37,000 related to postage, printing, supplies and telephone expense.

The decrease in marketing expenses was partially offset by:

●	An increase in promotional expense of approximately $93,000 related to the 2006 national convention.

Administrative expense decreased $1,804,195, or 41.1%, to $2,589,997 during the nine months ended September 30, 2006 from $4,394,192 during the same period of 2005. The decrease in expense was primarily attributable to:

•	A decrease in employee costs of approximately $1,264,000 related to reductions in staff;

•	A decrease in professional services of approximately $17,000 related to decreased consulting and legal fees and less use of temporary employees;

•	A decrease in rent and insurance expense of approximately $171,000 related to adjustments to our lease abandonment accrual and a change in insurance carriers resulting in better rates;

•	A decrease in repairs and maintenance expense of approximately $76,000;

•	A decrease in shareholder relations of approximately $4,000;

●	A decrease in travel costs of approximately $55,000 related to reduced outside travel;

•	A decrease in depreciation expense of approximately $34,000 due to the sale of the motorcoach, vehicles, and other assets in 2006; and

●	A decrease in general and administrative expense of approximately $237,000 related to bank charges, supplies, telephone, etc.
The decrease in administrative expense was partially offset by:

●	An increase in website expenses of $55,000.

The marketing and administrative expenses as a percentage of net sales decreased to 43.0% during the nine months ended September 30, 2006 from 50.4% during the same period in 2005. Management expects marketing and administrative expenses to remain at the current dollar level based on expense reductions implemented in 2005 and early 2006.

Our net other income (reduced by other expense) decreased by $152,864 to net other income of ($85,007) at September 30, 2006, from net other income of $67,857 during the same period in 2005, primarily due to:

•	An increase in other income of approximately $24,000 related to the collection of reserved notes receivable;

•	An increase in gain on sale of assets of approximately $31,000 related to the sale of excess office furniture and supplies and vehicles;

●	An increase in interest expense of approximately $165,000 related to the Laurus debt executed in 2006, and capital lease adjustments in 2005;

●	A decrease in interest income of approximately $11,000 related to the decrease of marketable securities, capital lease adjustment made in 2005 and interest recorded on notes receivable; and

•	A decrease in gain on sale of marketable securities of approximately $32,000 related to the decrease of marketable securities.

Our loss from continuing operations before taxes decreased $2,054,959 to a loss of ($531,282) for the first nine months of 2006, compared to a net loss of ($2,586,241) during the same period in 2005. Loss from continuing operations before taxes as a percentage of net sales was (7.5%) and (25.4%) for the nine months ended September 30, 2006 and 2005, respectively. Income tax benefit for the first nine months of 2006 and 2005 was $0 and $16,470, respectively. Our net loss from continuing operations decreased $2,038,489, to a net loss of ($531,282) for the nine months ended September 30, 2006, from a net loss of ($2,569,771) for the same period in 2005. This decrease was attributable to:

•	The increase in gross profit to $2,597,844 during 2006 from $2,475,304 during 2005;

•	The decrease in marketing and administrative expense to $3,044,119 during 2006 from $5,129,402 during 2005; and

•	The decrease in net other income to ($85,007) during 2006 from $67,857 during 2005.

Net loss from continuing operations as a percentage of net sales decreased to (7.5%) for the nine months ended September 30, 2006, from (25.2%) during the same period in 2005.

Net loss decreased $1,516,748 to a net loss of ($1,104,989) for the nine months ended September 30, 2006, compare to a net loss of ($2,621,737) for the same period of 2005. This decrease is primarily the result of higher gross profit and lower administrative expenses. Management expects this trend to continue through the first quarter of 2007, when we complete our new marketing campaign.

Seasonality

No pattern of seasonal fluctuations exists due to the patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

Recently Issued Accounting Standards

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors, including employee stock options. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has utilized the guidance of SAB 107 in its adoption of SFAS 123R.

Liquidity and Capital Resources

Our primary source of liquidity has been cash provided by sales of our common stock, debt instruments, marketable securities and operating activities. At September 30, 2006, we had a working capital of $446,073, compared to a working capital deficit of ($65,593) at December 31, 2005. Our working capital needs over the next 12 months consist primarily of marketing and administrative expenses, and will be provided by our operating activities and existing cash and cash equivalents. During the nine months ended September 30, 2006, net cash used in operating activities was ($365,280), net cash used in investing activities was ($618,777) and net cash provided by financing activities was $1,319,582. This represented a net increase in cash during the period of $335,525.

Several factors have contributed to our current cash and cash equivalent position:

•
The impact of several material non-recurring events, including the one-time impairment of goodwill, the accrual of deferred compensation related to the employment contract of our founder and then CEO, the implementation of a free trial program, the write off of our deferred tax asset, and a lease abandonment charge related to the abandonment of the executive offices;

•	Excessive expenses incurred in the Heartland operations and a continuing excess of monthly operating expenses over revenues; and

•	Recurring losses due to the FDA’s ban on ephedra products.

We have taken the following steps to significantly reduce our cost of sales and marketing, distribution and administrative costs:

•	Reductions in force, encompassing all departments within the Company;

•	The termination of a discount sales program, designed to give customers a cash discount after purchasing a certain dollar amount of product; and

•	The termination of several extra employee benefits, including vehicle allowances and social and country-club privileges.

On March 31, 2006, we adopted a plan to cease the Heartland operations. We have actively marketed the plant to prospective buyers, and have retained only those employees necessary to facilitate tours of the plant to interested parties. We have included an accrual for discontinued operations in the first quarter of 2006, and as of November 10, 2006, we were in negotiations with a prospective buyer to lease the plant and equipment and purchase current customer contracts. Finally, we are exploring strategic acquisitions of network marketing companies with profitable, sustained operations.

On June 28, 2006, the Company entered into a series of agreements with Laurus Master Fund, Ltd. (“Laurus”) whereby the Company issued to Laurus (i) a secured convertible term note (“Note”) in the principal amount of $2,000,000, and (ii) a warrant (“Warrant”) to purchase up to 2,272,727 shares of the Company’s common stock at a price of $0.53 per share. Out of the loan proceeds, the Company agreed to pay the sum of $74,000 to Laurus Capital

Management, LLC, the investment advisor to Laurus, the sum of $27,500 to Laurus Capital Management, LLC as reimbursement for its due diligence and legal fees and expenses incurred in connection with the transaction, and the sum of $1,500 to Loeb & Loeb LLP, the escrow agent for Laurus. Total closing costs were $103,000.

The principal amount of the Note bears interest at a per annum rate equal to the prime rate (as published in the Wall Street Journal from time to time) plus three percent (3.0%); provided, however that the interest rate may not be less than ten percent (10.0%). At September 30, 2006, the interest rate was 11.25%. Interest payments are due monthly beginning July 1, 2006. Principal payments in the amount of $83,333.33 are due monthly beginning July 1, 2007. The final maturity date of the Note is June 28, 2009 (the “Maturity Date”). Interest expense related to the note was $57,500 for the three months ended September 30, 2006, and $58,750 for the nine months ended September 30, 2006.

The principal amount of the Note and accrued interest thereon is convertible into shares of the Company’s common stock at a price of $0.51 per share, subject to anti-dilution adjustments. Under the terms of the Note, the monthly payments of interest and/or principal (the “Monthly Amount”) due on the Note are payable in shares of the Company’s common stock if the following criteria are met: (i) the average closing price of the Company’s common stock for the five (5) days preceding the payment date is greater than or equal to 115% of the Fixed Conversion Price (defined below) and (ii) the amount of such conversion does not exceed twenty five percent (25%) of the aggregate dollar trading volume of the Company’s common stock for the period of twenty-two trading days immediately preceding such payment date. If subsection (i) above is met but subsection (ii) above is not met as to the entire Monthly Amount, then Laurus is required to convert only such part of the Monthly Amount that meets the criteria of subsection (ii). The Company has agreed to register all of the shares that are issuable upon conversion of the Note and exercise of the 2,272,727 Warrants. The Company has granted Laurus a right of first refusal with respect to any debt or equity financings.

The Company calculated that the fair value of the Warrants issued to Laurus was $588,452 based upon the relative value of the Black-Scholes valuation of the warrants and the underlying debt amount. The Company determined that the beneficial conversion feature (“BCF”) of the note was $588,452. The value of the warrants issued to Laurus of $588,452 and the $588,452 of calculated BCF have been reflected by the Company as a valuation discount and offset to the face amounts of the Notes. The valuation discount will be amortized into interest expense over the three-year term of the note using the effective interest method. Amortization of discounts for the conversion feature and the warrants resulted in charges to interest expense totaling $102,956 for the three month and nine months ended September 30, 2006.

In conjunction with the financing, the Company also incurred fees to various investment advisors that facilitated the transaction. These fees totaled $287,500, of which $127,500 was paid through the issuance of 250,000 shares of our common stock. In addition, the Company issued these advisors warrants to purchase 495,543 shares of common stock at a price of $0.51 per share. The Company calculated that the fair value of the warrants issued to the advisors was $130,770 based upon the relative value of the Black-Scholes valuation of the warrants and the underlying debt amount. The closing costs, fees paid to the advisors, and the value of the warrants issued to the advisors have been reflected as deferred financing costs in the accompanying balance sheet and are being amortized over the life of the loan. Amortization of the deferred financing costs related to the note totaled $43,439, for the three and nine months ended September 30, 2006.

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

____________________PART II. OTHER INFORMATION____________________

Item 1.   LEGAL PROCEEDINGS

On September 26, 2006, we were served with a lawsuit commenced against us by Janet and Royce Britt entitlted, Janet and Royce Britt v. AMS Health Science, Inc., Case No. 5:06-cv-01005-F, which was filed in the United States District Court for the Western District of Oklahoma. The Britts have asserted a breach of contract claim alleging that they sold their stock in Chambre' International, Inc. to us in 1997 in exchange for our common stock and an employment agreement for Mrs. Britt. Under the alleged employment agreement, Mrs. Britt was to receive a salary, benefits and certain commissions. We discontinued Mrs. Britt's salary and benefits and the Britts commenced the above-mentioned lawsuit for breach of contract seeking past and future payment for the salary and benefits lost. We deny the claims made by the Britts and will vigorously defend against the claims.

On February 6, 2006, AMS Health Sciences, Inc. and AMS Manufacturing, Inc. filed a lawsuit against Truett McCarty. AMS Health Sciences, Inc. and AMS Manufacturing, Inc. v. Truett McCarty, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-2006-981. We allege that Mr. McCarty defrauded us in the sale of his stock in Heartland Cup, Inc. by failing to disclose the true amount of Heartland Cup, Inc.'s accounts payable and a certain long-term liability of Heartland Cup, Inc. In addition, we allege that this failure was a breach of the stock purchase agreement Mr. McCarty signed. Mr. McCarty has filed an answer denying our allegations. In addition, Mr. McCarty has alleged several counterclaims against us. Mr. McCarty has alleged we defrauded him with regard to the value of the stock he received in exchange for his interest in Heartland Cup, Inc., that we breached the terms of the stock purchase agreement by failing to take steps to remove Mr. McCarty as guarantor of a certain promissory note, that we tortiously interfered with a promissory note between Mr. McCarty and Heartland Cup, Inc. and that we tortiously interfered with an employment agreement between Mr. McCarty and Heartland Cup, Inc. In addition, Mr. McCarty has brought claims against Heartland Cup, Inc. for breach of the promissory note and employment agreement. We deny liability to Mr. McCarty and will vigorously defend these counterclaims. The parties are engaged in written discovery and depositions. A pretrial conference will occur on December 11, 2006, at which time it is likely that the court will set a trial date.

On November 22, 2005, we filed a declaratory judgment action against Vaughn Feather in the Oklahoma County District Court. The case was removed to federal court on December 29, 2005 and is now styled as AMS Heath Sciences, Inc. v. Vaughn Feather, Western District of Oklahoma, Case no. CIV-05-1522. The action is a request by us for a judicial declaration that we are no longer bound to pay royalties to Feather under the terms of the previous Royalty Agreement between us and Feather pursuant to which we were paying royalties for proprietary products and formulas that we believe to no longer be proprietary. We are not seeking damages or any return of previous royalties; however, a favorable outcome would result in an end to our obligation to pay royalties to Feather, which typically exceed $10,000 per month. Feather has asserted counter claims for the payment of royalties he contends we owe him under the Royalty Agreement. A scheduling order has been entered requiring any mediation to occur before November 2006, and concluding all discovery by December 2006.

The case of Ronald Potter et al v. Advantage Marketing Systems, Inc. et al, a products liability claim, was filed in the Oklahoma County District Court in March 2003. The Plaintiffs alleged that the ingestion of ephedra included in AM-300 resulted in the death of Pamela Sue Potter. The case was settled on August 25, 2006.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 28 ,2006, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, LTD (“Laurus”) pursuant to which the Company issued, and Laurus purchased, a Secured Convertible Term Note in the aggregate principal amount of $2,000,000 (the “Note”). Laurus currently has the option to convert any portion of the outstanding principal amount and/or accrued interest and fees and expenses payable into shares of the Company’s common stock at a conversion price of $.51 per share. On October 31, 2006, Laurus converted $159,125 of the Note and $19,375 of accrued interest into an aggregate 350,000 shares of our common stock. The common stock was issued in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act for “transactions not involving a public offering.”

Item 3.   DEFAULTS UPON SENIOR SECURITIES
None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 29, 2006, we held an annual meeting of our shareholders. The business of the meeting included the election of the following individuals as directors for three (3) year terms or until their successors have been elected and qualified:

	Votes For	Withheld	Broker Non-Votes
Director:
Steven M. Dickey	5,274,103	175,510	-
Robin L. Jacob	5,342,765	106,848	-

At the meeting our shareholders also voted to ratify the appointment of Cole & Reed, P.C. as our independent auditors for fiscal year 2006. The table below sets forth the voting for such proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes
5,374,203	60,120	15,290	-

At the meeting our shareholders also voted to approve the Company’s 2006 Long-Term Incentive Plan. The table below sets forth the voting for such proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes
873,239	357,588	16,563	4,202,223

Item 5.   OTHER INFORMATION
None

Item 6.   EXHIBITS

(a) Exhibits

3.1	The Registrant's Certificate of Incorporation, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the Commission on March 11, 1998.

3.2	The Registrant's Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the Commission on March 11, 1998.

10.1	Stock Option Agreement of Advantage Marketing Systems dated January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.2*	The Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.3*	Employment Agreement by and between Steven G. Kochen and Registrant dated effective as of August 9, 2005, incorporated by reference to Form 8-K filed with the Commission on August 12, 2005.

10.4*	Employment Agreement by and between Jerry W. Grizzle and Registrant dated effective as of January 25, 2006, incorporated by reference to Form 10-KSB filed with the Commission on April 3, 2006.

10.5*	Employment Agreement by and between Robin L. Jacob and Registrant dated effective as of February 12, 2006, incorporated by reference to Form 8-K filed with the Commission on April 12, 2006.

10.6	Consulting Agreement by and between TVC Consulting and Registrant dated effective as of March 1, 2006, incorporated by reference to Form 10-QSB filed with the Commission on May 15, 2006

10.7	Securities Purchase Agreement dated June 28, 2006 by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.8	Secured Convertible Term Note dated June 28, 2006 by the Company in favor of Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.9	Common Stock Purchase Warrant dated June 29, 2006 by the Company in favor of Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.10	Registration Rights Agreement dated June 28, 2006 by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.11
Stock Pledge Agreement dated June 28, 2006 by and among the Company, AMS Manufacturing, Inc. and Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.12
Master Security Agreement dated June 28, 2006 by and among the Company, AMS Manufacturing, Inc. and Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.13	Mortgage dated June 28, 2006 by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.14
Grant of Security Interest in Patents and Trademarks dated June 28, 2006 by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.15	Common Stock Purchase Warrant dated June 28, 2006 by the Company in favor of Ascendiant Securities, LLC, incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.16	Engagement Letter between the Company and Ascendiant Securities, LLC, incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.17*	Employment Agreement by and between Dennis P. Loney and Registrant dated effective as of September 19, 2006, incorporated by reference to Form 8-K filed with the Commission on September 25, 2006.

15	Letter of independent accountants as to unaudited interim financial information, filed herewith.

31.1	Chief Executive Officer Certification, filed herewith.

31.2	Chief Financial Officer Certification, filed herewith.

32.1	Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of our Chief Financial Officer, filed herewith.

* Designates a compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
AMS HEALTH SCIENCES, INC.

By: /S/ ROBIN L. JACOB
Dated: November 14, 2006	Robin L. Jacob, Vice President and Chief Financial Officer
(Duly Authorized Officer of Registrant and Principal Financial Officer)

Index of Exhibits

3.1	The Registrant's Certificate of Incorporation, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the Commission on March 11, 1998.

3.2	The Registrant's Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the Commission on March 11, 1998.

10.1	Stock Option Agreement of Advantage Marketing Systems dated January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.2*	The Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.3*	Employment Agreement by and between Steven G. Kochen and Registrant dated effective as of August 9, 2005, incorporated by reference to Form 8-K filed with the Commission on August 12, 2005.

10.4*	Employment Agreement by and between Jerry W. Grizzle and Registrant dated effective as of January 25, 2006, incorporated by reference to Form 10-KSB filed with the Commission on April 3, 2006.

10.5*	Employment Agreement by and between Robin L. Jacob and Registrant dated effective as of February 12, 2006, incorporated by reference to Form 8-K filed with the Commission on April 12, 2006.

10.6	Consulting Agreement by and between TVC Consulting and Registrant dated effective as of March 1, 2006, incorporated by reference to Form 10-QSB filed with the Commission on May 15, 2006.

10.7	Securities Purchase Agreement dated June 28, 2006 by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.8	Secured Convertible Term Note dated June 28, 2006 by the Company in favor of Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.9	Common Stock Purchase Warrant dated June 29, 2006 by the Company in favor of Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.10	Registration Rights Agreement dated June 28, 2006 by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.11
Stock Pledge Agreement dated June 28, 2006 by and among the Company, AMS Manufacturing, Inc. and Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.12
Master Security Agreement dated June 28, 2006 by and among the Company, AMS Manufacturing, Inc. and Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.13	Mortgage dated June 28, 2006 by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.14
Grant of Security Interest in Patents and Trademarks dated June 28, 2006 by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.15	Common Stock Purchase Warrant dated June 28, 2006 by the Company in favor of Ascendiant Securities, LLC, incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.16	Engagement Letter between the Company and Ascendiant Securities, LLC, incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.17*	Employment Agreement by and between Dennis P. Loney and Registrant dated effective as of September 19, 2006, incorporated by reference to Form 8-K filed with the Commission on September 25, 2006.

15	Letter of independent accountants as to unaudited interim financial information, filed herewith.

31.1	Chief Executive Officer Certification, filed herewith.

31.2	Chief Financial Officer Certification, filed herewith.

32.1	Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of our Chief Financial Officer, filed herewith.

* Designates a compensatory plan.