Form 10KSB
period 2006-12-31
AMS HEALTH SCIENCES INC
filed 2007-03-30
CIK 841866

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $0.0001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( ).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The issuer's revenues for the year ended December 31, 2006 were $9,680,592.

The aggregate market value of the issuer's voting and non-voting common stock, $.0001 par value, held by non-affiliates of the issuer as of March 26 2007, was $5,364,969 based on the closing sale price on that date as reported by the American Stock Exchange.

As of March 26, 2007, there were 8,515,824 shares of common stock, par value $0.0001 per share, outstanding.

Documents incorporated by reference: The information called for by Items 9-12 and 14 of Part III is incorporated by reference to the definitive proxy statement for the registrant’s 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

AMS HEALTH SCIENCES, INC.
FORM 10-KSB
For the Fiscal Year Ended December 31, 2006

** The information called for by Items 9-12 and 14 of Part III is incorporated by reference to the definitive proxy statement for the registrant’s 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006.

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

AMS began operations in 1987, and through a corporate reorganization in 1995, became an Oklahoma corporation. In this report the terms “Company”, “us”, “we”, “our” and “its” are used as references to AMS. We develop and distribute performance-based nutritional, weight loss and personal care products. We distribute our products through a network marketing system using independent distributors who we refer to as “associates”.

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

Our marketing plan is designed to provide financial incentives for our associates to build and manage a team of recruited associates in their downline organization.

On an ongoing basis, we review our product line for duplication and sales movement and make adjustments accordingly. As of December 31, 2006, our primary product lines consisted of:

•	22 nutritional products;

•	5 weight management products; and

•	31 personal care products consisting primarily of skin care products.

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

Manufacturing. In September 2005, we entered into a definitive Stock Purchase Agreement with Heartland Cup, Inc. (“Heartland”) and its principal shareholder, Truett McCarty, for the purchase of all of Mr. McCarty’s stock in Heartland. Upon closing of the Stock Purchase Agreement, we acquired 2,000,000 shares, or approximately 83% of the outstanding capital stock of Heartland, for 200,000 shares of our common stock. In addition, we paid approximately $200,000 to acquire the remaining shares of Heartland.

As described in Item 3. Legal Proceedings, we have filed suit against Truett McCarty in the District Court of Oklahoma County, State of Oklahoma relating to our acquisition of Heartland. We believe that Mr. McCarty has both defrauded us regarding the financial conditions and results of operations of Heartland, as well as breached certain representations and warranties in the stock purchase agreement relating to the Heartland acquisition. It is our belief that, had we been aware of the true facts and circumstances regarding Heartland’s financial condition and historical results of operations, we would not have purchased Heartland. We presently believe that the dedication of our time and attention to Heartland is neither in our or our stockholders’ best interests. As a result, we have discontinued the Heartland operations. On November 15, 2006, we entered into certain lease and purchase agreements with Republic Plastics Ltd. (“Republic”), allowing Republic to take over operation of the Heartland plant immediately. Republic produces Styrofoam products for private label users. Pursuant to the agreements, and effective November 15, 2006, Republic assumed the existing lease for the Heartland plant, purchased all remaining cup contracts with Heartland customers, and executed a two-year equipment lease. The equipment lease includes an option in favor of Republic to purchase all the equipment utilized in the Heartland operations at a specified price. The option period begins November 15, 2007 and ends November 15, 2008. As such, any further discussion of Heartland and its operations in this report will be limited to the discussions included in our audited financial statements, Item 3. Legal Proceedings and Item 6. Management’s Discussion and Analysis or Plan of Operation.

Key Operating Strengths

We are a nineteen year-old company with strong management. Our principal objective is to be a leading developer and distributor of weight loss products and performance-based wellness systems. Our strategy to achieve this objective and maintain our position in the industry is to capitalize on our operating strengths, which include a strong product development capability, an attractive compensation plan for associates and an experienced management team.

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

Growth Strategy

We seek to grow our business by pursuing the following strategies:

New Associate Recruiting, Training and Development. We recognize the need to aggressively grow our associate sales force, thereby building new sales.

New Market Entry. We believe that, in addition to the U.S. and Canadian markets, significant growth opportunities continue to exist in international markets.  We intend to select new markets following an assessment of several factors including market size, anticipated demand for AMS products, receptivity to network marketing, and ease of entry, which includes consideration of possible regulatory restrictions on our products or network marketing systems.  We will begin preparation for further international expansion as sales leadership develops.  We envision a seamlessly integrated associate compensation plan in each market that allows associates to receive commissions for global sales.  This seamless downline structure (this refers to each associate’s own sales organization, including the associate’s recruits and their recruits) would be designed to allow an associate to build a global network by creating downlines across national borders. Associates would not be required to establish new downlines or to re-qualify for higher levels of compensation in newly opened markets.  We believe that going to a seamless compensation plan provides significant motivation and reward for associates to expand internationally by entering these new markets. In August 2004, we announced the opening of marketing and distribution in Puerto Rico. Sales to Canada comprised approximately $232,000 of our 2006 net revenue.

New Product Introduction. Using our marketing demand and development capabilities, we will continue to introduce new products and continuously enhance existing products. In September 2005, we introduced our new liquid nutritional supplement, Prime Delight. Prime Delight is pomegranate-based and combines powerful antioxidants with adaptogens and coenzyme Q10 (CoQ10) into an exceptional liquid supplement with a myriad of nutritional benefits. This proprietary formula can provide an essential addition to a heart-healthy lifestyle. Sales of Prime Delight represented approximately $3,383,000 of our 2006 revenue. In December 2006, we introduced Fusion, the weight loss version of Prime Delight. Fusion contains the same powerful antioxidants and adaptogens found in Prime Delight combined with weight loss supplements.

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

Nutritional. This product line includes antioxidants, minerals, vitamins, and other nutritional supplements.  The nutritional supplement products are designed to provide optimal absorption, bioavailability, and efficacy. During the years ended December 31, 2006 and 2005, 68.4% and 63.3% of our net sales were derived from the 22 products in the nutritional category, which contain herbs, vitamins, minerals and other natural ingredients. The top-selling products in this category are Prime Delight, Prime One, Prime One Concentrate and Spark of Life liquid nutritional which totaled approximately 35.0%, 7.9%, 4.3% and 2.9%, respectively, of net sales in 2006.

Weight Management.  This product line was developed to provide a comprehensive approach to weight management including the AM-300 and AM-5000 families of weight loss supplements, along with weight loss systems. During the years ended December 31, 2006 and 2005, the weight management category represented 15.1%, and 23.3% of our net sales. Sales were derived from the five products in the weight management category that we market under the AMS Health Sciences label.

Personal Care. This product line includes scientifically developed natural products designed to support healthy skin and hair. Products in this line include those from the Chambre International line and products acquired from Dr. Robert Nakamura and Immudyne Inc. During the years ended December 31, 2006 and 2005, 1.8% and 2.7% of our net sales were derived from the 31 products in the personal care category.

Promotional Materials. In addition to these three principal product lines, we have developed and sell to associates materials and online tools designed to assist them in building their business and selling products.  These sales aids are generally written and produced by AMS and include product CD ROM’S, DVDs, brochures and business forms designed by us and printed by outside publishers.  We periodically contract with authors and publishers to produce or provide books, tapes, and other items dealing with health topics and personal motivation, which are made available to associates.

New associates are required to purchase an enrollment packet containing training materials that assist in beginning and growing a business.  Associates do not earn commissions on the sale of sales aids or enrollment packets.

Other Products and Services. Prior to focusing on nutritional, weight management and personal care products in October 1993, we marketed various packages of consumer benefit services provided by third-party providers. The only remaining benefit service we offer is a pre-paid legal service. The pre-paid legal services are provided by Pre-Paid Legal Services, Inc. This program represented less than 1% of our net marketing sales during each of 2006 and 2005.

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

Product Procurement and Distribution; Insurance. Essentially all of our product line in the weight management category is manufactured by Chemins Company, Inc. utilizing our product formulations. Natural Technologies, Inc. and Wild Flavors, Inc. manufacture essentially all of our nutritional product line, and essentially all of our product line in the personal care category is manufactured by GDMI, Inc. and Columbia Cosmetics, Inc.

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

We, like other marketers of products that are intended to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We have limited product liability insurance with coverage limits of $1.0 million per occurrence and $2.0 million aggregate. Products containing ephedra, which represented 9.7% of our 2004 net sales, and none of our 2005 or 2006 net sales, are not covered by our product liability insurance. All of our product manufacturers carry product liability insurance, which covers our products. Such product claims against us could adversely affect product sales, results of our operations, financial condition and the value of our common stock.

All of the items in our product line include a customer satisfaction guarantee. Within 30 days of purchase, any retail customer or associate who is not satisfied with our product for any reason may return it or any unused portion to the associate from whom it was purchased or to us for a full refund or credit toward the purchase of another product. Associates may obtain replacements from us for products returned to them by retail customers if they return such products on a timely basis. Furthermore, in most jurisdictions, we maintain a buy-back program. Under this program, we will repurchase products sold to an associate, subject to a 10% restocking charge, provided the associate resigns and returns the product in marketable condition within 12 months of original purchase, or longer where required by applicable state law or regulations. We believe this buy-back program addresses a number of the regulatory compliance issues pertaining to network marketing systems. For the years ended December 31, 2006 and 2005, the cost of products returned to us was 0.1%, and 7.1% of gross sales. The increase in 2005 returns was due to the cancellation of first autoshipments under our free trial program. We believe the cost of returned products will continue to trend to less than 1% of sales going forward.

Our product line is distributed principally from our facilities in Oklahoma City. Products are warehoused in Oklahoma City.

Network Marketing

We market and distribute our products through a network marketing system and sell directly to associates and preferred customers.  At December 31, 2006, we had approximately 11,500 "active" associates. To be considered "active", an associate must have purchased $50 in products or $22 on autoship of our products within the preceding 90 days. Network marketing is a form of person-to-person direct selling through a network of vertically organized independent distributors who purchase products at wholesale prices from the manufacturer for resale to retail consumers.  The emergence of readily available means of mass communication such as personal computers, facsimiles, low-cost long distance telephone services, and the Internet has contributed to the rapid growth of network marketing.  The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives, and close acquaintances.  We believe that network marketing is an effective way to distribute our products because it allows person-to-person product education, which is not as readily available through other distribution channels. We believe our network marketing system appeals to a broad cross-section of people, particularly those seeking to:

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

    To aid associates in easily meeting the monthly personal product purchase requirement to qualify for bonuses, we developed the "autoship" in 1994. Under the autoship purchasing arrangement, associates establish a standing product order for an amount in excess of $22 that is automatically charged to their credit card or deducted from their bank account for goods shipped that month. At December 31, 2006 and 2005, we had approximately 8,814, and 30,663 associates participating in the autoship.

We have two bonus structures which provide for payment of bonuses on product purchases made by other associates in an associate's downline organization, a secured infinity compensation plan and a two-team, or binary, compensation plan. Under the secured infinity plan, associates derive income as follows:

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

•
Fourth, associates who have $600 per month of product purchases on their first and second levels combined become directors and have the opportunity to build an additional director downline organization and receive additional bonuses of 4% of bonus value on product purchases by such downline organization;

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

Each associate in our network marketing organization has a director, a silver director, a gold director and a platinum director. Each director has a silver director, a gold director and a platinum director. Each silver director has a gold director and a platinum director. Each gold director has a platinum director. As of December 31, 2006, we had 1,317 silver directors, 284 gold directors and 37 platinum directors.

We maintain a computerized system for processing associate orders and calculating bonus payments which enable us to remit such payments promptly. We believe that prompt and accurate remittance of bonuses is vital to recruiting and maintaining associates, as well as increasing their motivation and loyalty to us. We make weekly bonus payments based upon the previous week's product purchases, while most network marketing companies only make monthly bonus payments. During 2006 and 2005, we paid bonuses to 3,248 and 4,892 associates, in the aggregate amounts of $3,303,619 and $5,231,879, respectively.

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

We believe that the ability to efficiently manage distribution, compensation, manufacturing, inventory control and communications functions through the use of sophisticated and dependable information processing systems is critical to our success.  To optimally support our customer base and core business processes, our information technology resources consist of a customized, Web-enabled order-entry system and an integrated system to manage inventory, production planning, fulfillment and financial information.  Our information systems are maintained by in-house staff and outside consultants. These systems are designed to provide, among other things, financial and operating data for management, timely and accurate product ordering, bonus payment processing, inventory management and detailed associate records. Since 1994, we have invested more than $3.5 million to enhance our computer and telecommunications systems.

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

The labeling requirements for dietary supplements, with respect to labels affixed to containers, have been set forth in final regulations, effective March 23, 1999. These regulations include how to state the serving size, declare dietary ingredient information, and the proper detail and format required for the “Supplement Facts” box. During 1999, we revised our product labels to be in compliance with these regulations. Many states have also recently become active in the regulation of dietary supplement products. These states may require modification of labeling or formulation of certain of our products sold in these states, e.g., Texas, New York, and California. Finally, in recent years, California courts have grown increasingly active in consumer protection and “private Attorney General” lawsuits, some of which have targeted certain herbal supplement ingredients, such as Kava Kava or Ginseng. These suits have not directly affected our products or sales, but we continue to be aware of California’s Business and Professional Code (especially as to advertising of products), and litigation in California, particularly regarding Proposition 65 (or Prop 65), which disallows many ingredients (believed to be carcinogenic or otherwise unsafe) contained in products sold in that state. AMS has never been sued in California regarding such suits, and our regulatory attorney keeps us apprised of any supplement ingredients that are the subject of lawsuits there.

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

Ephedra and other “Stimulants.” As a marketer of products that are ingested by consumers, we are subject to the risk that one or more of the ingredients in our products may become the subject of adverse regulatory action. For example, one of the ingredients in our prior AM-300 product was ephedra, an herb that contains naturally-occurring ephedrine alkaloids. Our manufacturer used a powdered extract of that herb when manufacturing AM-300. We marketed AM-300 principally as an aid in weight management. The extract was an 8% extract, which means that every 100 milligrams of the powdered extract contained approximately eight milligrams of naturally occurring ephedrine alkaloids.

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

Also, in the aftermath of the ephedra ban, on April 22, 2004, in comments before a scientific meeting, then Acting FDA Commissioner, Lester Crawford, outlined what an FDA press release termed a “science-based plan for dietary supplement enforcement”. The press release went on to say that the agency “would soon provide further details about its plan to ensure that the consumer protection provisions of DSHEA are used effectively and appropriately”. Referring to its recent rulemaking on ephedra, the FDA also stated that it “expects to evaluate the available pharmacology, published literature …, evidence-based reviews, and adverse event information” of “individual dietary supplements”. Soon afterwards, this promised FDA document was issued, with the title “Regulatory Strategy for the Further Implementation and Enforcement of the Dietary Supplement Health and Education Act of 1994”. No new regulations or proposed rules pursuant to this strategy have yet been issued, except that the FDA has recently welcomed and received comments from the industry for a better procedure for the FDA to review a company’s safety information as to a new dietary ingredient, or NDI, in an NDI Notification. The final guidance document concerning NDI Notifications has not yet been issued by the FDA. At this time, NDI Notifications are not required for any AMS products.

Anti-DSHEA Proposed Legislation. Finally, as the press, the FDA, and members of Congress and of the supplement industry have all predicted, the very issuance of the final rule (ban) on ephedra has caused Congress to rethink DSHEA, specifically as to how safety in supplements may be ensured, and also as to whether specific categories of dietary ingredients should be permitted at all. In particular, there is growing sentiment (including from one herbal trade association) to make Adverse Event Reporting (AERs) mandatory for all manufacturers and marketers of dietary supplements, so that the FDA may take action more quickly than it did on ephedra, when a harmful herb or other ingredient is suspected. The past several years have seen the introduction of several bills in Congress that would amend DSHEA, make safety safeguards stricter, even approaching the rigor and reporting required for FDA-regulated drugs.

The Dietary Supplement and Non-Prescription Drug Consumer Protection Act of 2006. On December 22, 2006, President Bush signed into law the Dietary Supplement and Non-Prescription Drug Consumer Protection Act (the “Act”). S. 3546. The legislation amends the federal Food, Drug and Cosmetic Act to require the reporting of “serious” adverse events for both over-the-counter (OTC) drugs and dietary supplements to the FDA. The Act will take effect one year from its being signed into law and requires that the FDA issue a guidance to industry addressing the reporting requirements within nine months of enactment.

The Act requires manufacturers, packers, and distributors of nonprescription medications and of dietary supplements to include an address or phone number on their products’ labels for the reporting of adverse events that are associated with use of their products. Companies would be required to submit reports of serious adverse events to the FDA via MedWatch within 15 business days, and to provide a copy of the retail label of the product. In addition, any new medical information related to the adverse event report (AER) that is received by a company within one year of the initial report must be submitted to the FDA within 15 business days. Companies must retain records of adverse event reports for six years. The FDA is charged with consolidating duplicate AERs into a single record.

Under Sec. 3 of the Act, "serious" is defined as an adverse event that: (a) results in death, a life-threatening experience, inpatient hospitalization, a persistent or significant disability or incapacity, or a congenital anomaly or birth defect; or (b) "requires, based on reasonable medical judgment, a medical or surgical intervention to prevent an outcome described" in (a). Along with their report to the FDA, companies may include a statement denying that the report or record constitutes an admission that the product involved caused or contributed to the adverse event. This statement would be part of any report released for public disclosure. To protect privacy, no individual identifying information shall be publicly disclosed.

Other New Legislation Applicable to Some Supplements. The Food Allergen Labeling and Consumer Protection Act of 2004 (FALCPA) (Public Law 108-282) was enacted in August 2004, and addresses, among other issues, the labeling of foods that contain certain a major food allergen. This statute took effect for all foods and supplements containing allergens that were labeled after January 1, 2006. All packaged foods (which include “dietary supplements”) regulated under the Federal Food, Drug, and Cosmetic Act (FFD&C Act) that are labeled on or after January 1, 2006 must comply with FALCPA's food allergen labeling requirements. Under FALCPA, a "major food allergen" is an ingredient that is one of the following foods or is an ingredient that contains protein derived from one of the following:

•	Milk;
•	Egg;
•	Fish (e.g., bass, flounder or cod);
•	Crustacean shellfish (e.g., crab, lobster or shrimp);
•	Tree nuts (e.g., almonds, pecans or walnuts);
•	Wheat;
•	Peanuts; and
•	Soybeans.

This means that a supplement containing, for example, lecithin (from soy) or Omega-3 oil (from fish oil), or a mineral derived from shellfish would need to comply with this new labeling requirement.

FDA Actions and Updates in 2006. The entire year of 2006 has been a very busy, political, and turbulent year for the FDA, which saw:

•	Continued controversy over the Plan B birth control pill, including the OTC version, and whether FDA is led by science or by politics;

•	Continued regulatory fallout regarding last year’s withdrawal from the market of Vioxx and other Cox-2 inhibitor drugs;

•	Conclusions in a GAO Report that FDA does not adequately control the pre-market approval process of drugs, and does not adequately monitor and guarantee post-market safety of drugs;

•	Renewed urging from Congress to install an independent agency, separate from the FDA’s drug approval division (CDER), for the post-market monitoring of drug safety;

•	Increased concern regarding the possible spread of avian flu to human to human contagion and the beginning of a pandemic, combined with insufficient or unreliable prevention and treatment;

•	Several outbreaks of E-coli food poisoning from produce (e.g., spinach); and

•	Continued emphasis on food safety, and counter-bioterrorism.

Some significant FDA enforcement actions in 2006 included the following:

•	Throughout 2006, there were numerous import alerts and warnings on supplements containing drug ingredients, e.g., Yohimbe bark (used to treat male impotence), or anabolic steroids, or hormones.

•	In March 2006, the FDA requested a seizure of more dietary supplements containing ephedrine alkaloids.

•	In June, FDA warned a candy maker about making unauthorized heart health claims.

•	In July, FDA warned about sexual enhancement supplements containing dangerous ingredients.

•	In August 2006, the FDA warned again that dietary supplements containing ephedrine alkaloids are illegal and pose a risk to consumers.

•	In September 2006, U.S. Marshalls seized dietary supplements promoted as drugs.

In addition, we have seen an overall increase in FDA inspections of supplement facilities (both manufacturing and distributors), an increase in detention actions on supplement shipments, and more rigorous and more numerous Warning Letters sent to manufacturers and suppliers regarding supplements being marketed with disease claims and/or drug claims (e.g., mangosteen juice promoted as a drug), or unapproved health claims (e.g., fruit extracts for prevention of heart disease), especially via Internet promotions.

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

Manufacturing. Pursuant to current law, dietary supplements are manufactured using food GMPs, which stands for good manufacturing practices. DSHEA empowered the FDA to issue specialized GMPs for dietary supplements, but several years passed before the FDA took the next step in the rule-making process. On March 13, 2003, the FDA published a proposed rule in the Federal Register which proposed comprehensive GMPs for supplements and dietary ingredients. The FDA accepted public comments on the proposed GMPs during a long and extended comment period; final GMPs for supplements will be promulgated after the FDA has reviewed and analyzed the public comments. Throughout the end of 2005 and all of 2006, the new supplement GMPs were promised within months. Once final GMP regulations become effective, our manufacturer will be required to adhere to them. The FDA will most likely institute an effective date for the GMPs which will allow our manufacturer a reasonable amount of time to conduct this review and, if necessary, revise its manufacturing operations to comply with the final GMP regulations. Typically, the effective date for new manufacturing and labeling regulations is 12 months after the promulgation of the final rule or new regulation. As of February 1, 2007, the final GMP regulations have not been issued.

Advertising and Website. The FDA considers website promotional content to constitute “labeling”, and thus our website must not contain disease claims or drug claims, but only permissible structure/function claims. The FTC governs the advertising of dietary supplements in any medium or vehicle—print ads, radio spots, infomercials, etc., including Internet ads and websites. The fundamental FTC rule is that all material advertising claims, whether express (direct) or implied, must be substantiated by reliable and competent scientific evidence. Because our website must comply with both FDA and FTC regulations, we routinely ask our regulatory compliance counsel to review certain web pages, especially the content of new product promotions. When necessary, our regulatory counsel also reviews the scientific substantiation for particular claims (again, especially for newer products such as Prime One, an anti-stress and weight loss product) to determine if it is sufficient, and also that there are no disease claims present, the main FDA issue.

We also require associate websites to be in compliance with FDA and FTC regulations. As such, and to ensure Internet compliance, associates may only copy or link to our corporate website. Any independent websites are absolutely unauthorized, and their creators are solely liable for defending any regulatory enforcement actions. Violation of this policy may result in termination by us. This policy was explicitly conveyed to all associates via a formal letter/ notice prepared in 2004 by our Chief Financial Officer (CFO) and our regulatory counsel and signed by our CFO.

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

Product Claims and Advertising. Advertising of products is also subject to regulation by the FTC under the FTC Act. Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce.  Section 12 of the FTC Act provides that the dissemination of, or causing to be disseminated, any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice.  Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made.  Failure to adequately substantiate claims may be considered either deceptive or unfair practices.  Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims made for our products.

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

Moreover, the FTC has joint jurisdiction with the FDA over supplements: the FDA focuses on the manufacturing and labeling, while the FTC focuses on advertising, including infomercials and testimonials. In particular, the FTC was especially active, using this overlapping and joint jurisdiction with the FDA in its combined agency enforcement mechanism called “Cyber Stings”--via the FTC’s monitoring of supplement claims found on Internet advertising. With this Internet surveillance, both agencies search promotional websites, the FTC tracking down deceptive claims, and the FDA monitoring for drug or disease claims. For example, in November 2005, the FDA and the FTC joined to take action against a number of products that were being promoted for use as alternatives to hormone therapies and that claimed to prevent, treat, cure, or mitigate serious diseases.

When the FTC finds compliance violations, the FDA sends out Warning Letters regarding these Internet claims, called “Cyber Letters”. Thus, it is possible to have an FTC investigation and an FDA enforcement action underway simultaneously as to a product or a set of claims. In addition to the focus on supplements claiming to treat serious diseases such as cancer, these federal agencies keep a vigilant eye on false and misleading weight loss claims. The FTC, under its “Big Fat Lie” initiative, has flagged and prosecuted certain claims as “infeasible” under current science, e.g., permanent weight loss with no diet or exercise. In particular, as to diet products, the FTC in 2004 issued specific new guidelines for permissible weight loss claims, prohibiting claims that the Commission considers to be “infeasible”, or unable to be supported by current science. In an action that may be pertinent to us, the FTC in early 2005 objected to some weight loss claims involving lessening stress and the hormone cortisol, including an enforcement action against the formulator and marketers of CortiSlim. We watched such enforcement actions closely in 2006, to determine the FTC’s parameters regarding such stress and weight claims, which would affect some of our newer products. Our regulatory counsel keeps us fully apprised of all such new guidelines and regulations, via compliance updates sent twice per month.

In an enforcement action in early June, 2005, the FTC cited numerous companies making anti-aging claims that seemed too good to be true, such as, “Turn back the clock”. We observe that all of these companies were marketing Human Growth Hormone (HGH) products, or supplements containing precursors to HGH—which is not contained in any of our products. Nonetheless, this massive initiative and other FTC actions shows that the FTC’s newest focus (after weight loss claims) will be youth and anti-aging claims. We do market certain dietary supplements in this arena, making claims such as “reduces oxidative stress” and “neutralizes free radicals”. Thus, we have asked our regulatory attorney to review and monitor such anti-aging claims, in light of the FTC’s current policy, which had a continuing emphasis during 2006.

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

      FTC Actions and Updates in 2006. As in 2005, the most significant focus of the FTC in 2006 related to weight loss claims of dietary supplement promotions, followed closely by anti-aging claims. Our product lines and thus promotions also focus on these two types of products and claims. In addition, in September 2006 it was announced that The Council for Responsible Nutrition (CRN), the dietary supplement industry’s leading trade association, and the Nation Advertising Division of the Council of Better Business Bureaus (NAD), an investigative and judicial arm of the advertising industry’s self-regulatory body, have launched a new initiative that will increase monitoring of advertising for dietary supplements, to increase consumer confidence in the truth and accuracy of advertising claims for dietary supplement products and encourage fair competition within the industry. The net result for us is that the NAD will be even more of an advertising claim watchdog than it has been in the past.

Overall, the compliance spotlight has been somewhat more on dietary supplements in 2006 than in 2005. For example, we have seen an overall increase in FDA inspections of supplement facilities (both manufacturing and distributors), an increase in detention actions on supplement shipments, and more rigorous and more numerous Warning Letters sent to manufacturers and suppliers regarding supplements being marketed with disease claims and/or drug claims, especially via Internet promotions. These are often in the form of Cyber Letters, resulting from the FTC using its greater person power to monitor Internet promotions, and then acting jointing with the FDA to cite disease claims, or false or unsubstantiated promotional claims.

Significant FTC actions during 2006 included the following:

•
In March 2006, Garden of Life, a dietary supplement company which in 2005 had received an extensive FDA Warning Letter, settled FTC charges for deceptive advertising for its signature product, Primal Defense.

•
In April 2006, sellers of a children’s weight-loss product entered into a consent order with the FTC prohibiting the sellers from making unsubstantiated benefits, performance, or efficacy claims for any dietary supplement, food, or drug, and prohibiting the sellers from misrepresenting any test or study.

•	In May 2006, weight-loss marketers paid $3 million upon an FTC order finding deceptive advertising.

•
On July 24, 2006, the FTC announced that the marketer of Seasilver, an alleged “phony cure-all”, had been ordered to pay almost $120 million for failing to comply with an earlier order requiring them to pay $3 million in consumer redress.

•
On November 28, 2006, the FTC announced that a Florida business and its owner, who marketed purported height-enhancing pills for children and young adults, would pay $375,000 to settle charges that their advertising claims were false, unsubstantiated, and deceptive. FTC charges were also made against a Fat Blocker supplement and a bone improvement product.

Most FTC deceptive advertising cases are resolved with Settlement Orders, often including consumer redress (i.e., monetary payments which can measure in the millions), and injunction-like provisions forbidding misrepresentations and requiring “competent and reliable scientific evidence” (and sometimes disclaimers) for all future claims. Violation of these orders can could result in substantial financial or other penalties.  We have not been notified that we have been, or are the subject of, any enforcement action by the FTC, but such action in the future by the FTC could materially adversely affect our ability to successfully market our products. That is why we pay careful attention to new guidelines and recent investigations launched, complaints filed, and fines imposed by the FTC, as shown above.

New Products. In 2005 we formulated and marketed a new pomegranate-based liquid, with adaptogens and CoQ10 included, called Prime Delight, which is labeled and promoted as a dietary supplement. Our regulatory counsel has reviewed its label, claims, and advertising campaign. It has been on the market since September 2005. We revised the Prime Delight brochure and website in 2006. In December 2006, we launched a new campaign for our Fusion weight loss product.

Compliance Efforts. We strive to remain in full compliance with all applicable laws and regulations governing the manufacture, labeling, sale, distribution and advertising of our dietary supplements. We retain special legal counsel for advice on both FDA and FTC legal issues. In particular, we work closely with regulatory compliance legal counsel who specializes in DSHEA regulations for label revisions, content of structure/function statements, advertising copy, website content—and, in particular, the position of the FDA on stimulant-containing products, and the position of the FTC on marketing “anti-aging” supplements. During 2006, we did not receive any compliance enforcement letters or correspondence of any sort from the FDA or FTC, or from any state regulatory agency or department. None of our facilities have been the object of any inspections or audits.

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

 We currently have independent associates in all 50 states, the District of Columbia and Canada. In addition to federal regulation in the United States, each state has enacted its own “Little FTC Act” to regulate sales and advertising.  Occasionally, we receive requests to supply information regarding our network marketing plan to regulatory agencies. Although we have from time to time modified our network marketing system to comply with interpretations of various regulatory authorities, we believe that our network marketing program is in compliance with laws and regulations relating to network marketing activities in our current markets.  Nevertheless, we remain subject to the risk that, in one or more of our present or future markets, the marketing system or the conduct of certain associates could be found not to be in compliance with applicable laws and regulations.  Failure by an associate or us to comply with these laws and regulations could have a material adverse effect on our business in a particular market or in general.  Any or all of these factors could adversely affect the way we do business and could affect our ability to attract potential associates or enter new markets.  In the United States, the FTC has been active in its enforcement efforts against both pyramid schemes and legitimate network marketing organizations with certain legally problematic components, and has instituted several enforcement actions resulting in signed settlement agreements and payment of large fines.  Although to our knowledge we have not been the target of an FTC investigation, there can be no assurance that the FTC will not investigate us in the future. Noncompliance with applicable laws and regulations could:

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

We believe that our network marketing system is not classified (or classifiable) as a pyramid scheme under the standards set forth in KOSCOT, AMWAY, and other applicable law. In particular, in most jurisdictions, we maintain an inventory buy-back program to address the problem of inventory loading. Pursuant to this program, we repurchase products sold to an associate (subject to a 10% restocking charge) provided that the associate:

•	Resigns; and

•	Returns the product in marketable condition within 12 months of original purchase, or longer where required by applicable state law or regulations.

Our literature provided to associates clearly describes our buy-back program. In addition, pursuant to agreements with our associates, each associate represents that at least 70% of the products he or she buys will be sold to non-associates. However, as is the case with other network marketing companies, the bonuses paid by us to our associates are based on product purchases including purchases of products that are personally consumed by the downline associates. Basing bonuses on sales of personally consumed products may be considered an inventory loading purchase. Furthermore, associates' bonuses are based on the wholesale prices received by us on product purchases or, in some cases based upon the particular product purchased, on prices less than the wholesale prices.

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

The lessons to be learned and applied from the OMNITRITION case are that:

•	A selling program which operates to generate only the minimum purchases necessary to qualify for bonuses is suspect; and

•	A selling program must operate to generate purchases independently of the payment of bonuses in order to have a legitimate product marketing and distribution structure.

We believe that our selling program operates to generate significant purchases for “intrinsic value” as demonstrated by our sales figures. During the month of December 2006, 10,596 of our associates placed a total of 12,053 orders averaging $62 in size, while only a single $22 on autoship per month is necessary to qualify for bonuses. In view of the holding of the court of appeals in the OMNITRITION case, however, there is no assurance that, if challenged, we would prevail against private plaintiffs alleging violations of anti-pyramid and securities laws. A final ruling against us in such a suit could result in the imposition of a material liability against us. Moreover, even if we were successful in defending against such suit, the costs of such defense, both in dollars spent and in management time, could be material and adversely affect our operating results. In addition, the negative publicity of such a suit could adversely affect our sales and ability to attract and retain associates.

In another case, Nutrition for Life International, Inc., one of our competitors and a multilevel seller of personal care and nutritional supplements, announced in January 1997 that it had settled class action litigation brought by associates alleging fraud in connection with the operation of a pyramid scheme. Nutrition for Life paid in excess of $3 million to settle claims brought on behalf of its associates, and related securities fraud claims brought on behalf of certain purchasers of its stock.

We believe that our marketing program is significantly different from the program allegedly promoted by Nutrition for Life and that our marketing program is not in violation of anti-pyramid laws or regulations. Two issues in the Nutrition for Life matter were: (1) a $1,000 buy-in urged on new recruits, and (2) the paying of commissions on product vouchers prior to the actual delivery of product. By design, our marketing program offers no incentive to anyone to make a large personal purchase, nor do we use product vouchers. Actual average order size in December 2006 was $62. As stated before, there is no assurance that claims similar to the claims brought against Nutrition for Life and other multilevel marketing organizations will not be brought against us, or that we will prevail in the event any such claims were made.

Intellectual Property

Trademarks. We have developed and use registered trademarks in our business, particularly relating to the corporate and product names.  We use several trademarks and trade names in connection with our marketing products and operations. As of December 31, 2006, we had 30 federal trademark registrations with the United States Patent and Trademark Office. Federal registration of a trademark enables the registered owner of the mark to bar the unauthorized use of the registered mark in connection with a similar product in the same channels of trade by any third party anywhere in the United States, regardless of whether the registered owner has ever used the trademark in the area where the unauthorized use occurs.  We have filed applications and own trademark registrations, and we intend to register additional trademarks in foreign countries where our products are or may be sold in the future.  Protection afforded registered trademarks in some jurisdictions may not be as extensive as the protection available in the United States.

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

We believe that the leading network marketing company in the world, based on total sales, is Amway Corporation and its affiliates, and that Avon Products, Inc. is the leading direct seller of beauty and related products worldwide.  Leading competitors in the nutritional network marketing and nutritional product industry include Herbalife International, Inc., Market America, Inc., Nature’s Sunshine Products, Inc., NBTY, Nu Skin Enterprises, Inc., Twinlab Corporation, and Weider Nutrition.  We believe there are other manufacturers of competing product lines that may launch direct selling enterprises, which would compete with us in certain product lines and for associates.  There can be no assurance that we will be able to successfully meet the challenges posed by this increased competition.

Employees

As of December 31, 2006, we had 25 full-time and four part-time employees, consisting of three executive officers, 10 employees involved in administrative activities, two involved in marketing activities, 11 involved in customer service and business development activities and three involved in shipping activities. Our employees are not represented by a labor organization. We consider our employee relations to be good.

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

Our internet address is www.amsonline.com. We make available on our website, free of charge, copies of our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably possible after we electronically file such material with, or furnish to, the SEC.

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

ITEM 3. LEGAL PROCEEDINGS

We are a defendant in a lawsuit commenced against us in September 2006 entitled, Janet and Royce Britt v. AMS Health Science, Inc., Case No. 5:06-cv-01005-F, which was filed in the United States District Court for the Western District of Oklahoma. The Britts asserted a breach of contract claim alleging that they sold their stock in Chambre' International, Inc. to us in 1997 in exchange for our common stock and an employment agreement for Mrs. Britt. Under the alleged employment agreement, Mrs. Britt contended she was to receive a salary and certain benefits that could not be terminated unilaterally by us. We discontinued Mrs. Britt's salary and benefits and the Britts commenced the above-mentioned lawsuit for breach of contract seeking past and future payment for the salary and benefits lost. We settled this matter by agreement dated March 1, 2007. All claims and causes of action have been dismissed with prejudice to re-filing. Pursuant to the terms of the settlement agreement, we entered into a distribution agreement with Britt Enterprises, Inc. regarding the sale and distribution of Chambre’s products.

On February 6, 2006, AMS Health Sciences, Inc. and AMS Manufacturing, Inc. filed a lawsuit against Truett McCarty. AMS Health Sciences, Inc. and AMS Manufacturing, Inc. v. Truett McCarty, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-2006-981. We allege that Mr. McCarty defrauded us in the sale of his stock in Heartland by failing to disclose the true amount of Heartland's accounts payable and a certain long-term liability of Heartland. In addition, we allege that this failure was a breach of the stock purchase agreement Mr. McCarty signed with us. Mr. McCarty has filed an answer denying our allegations. In addition, Mr. McCarty has alleged several counterclaims against us. Mr. McCarty has alleged we defrauded him with regard to the value of the stock he received in exchange for his interest in Heartland that we breached the terms of the stock purchase agreement by failing to take steps to remove Mr. McCarty as guarantor of a certain promissory notes, that we tortiously interfered with a promissory note between Mr. McCarty and Heartland and that we tortiously interfered with an employment agreement between Mr. McCarty and Heartland. Mr. McCarty has also sought to reform the stock purchase agreement in numerous respects, and to pierce the corporate veils of AMS Health Sciences, Inc. and AMS Manufacturing, Inc. in order to hold them liable for any breach by Heartland of the promissory note and employment agreement between Heartland and Mr. McCarty. In addition, Mr. McCarty has brought claims against Heartland for breach of the promissory note and employment agreement. We deny liability to Mr. McCarty and will vigorously defend these counterclaims. The parties are engaged in written discovery and depositions. A pretrial conference will occur on July 12, 2007, at which time it is likely that the court will set a trial date.

On November 22, 2005, we filed a declaratory judgment action against Vaughn Feather in Oklahoma County District Court. The case was removed to federal court on December 29, 2005 and is styled AMS Heath Sciences, Inc. v. Vaughn Feather, Western District of Oklahoma, Case no. CIV-05-1522. The action sought a judicial declaration that we were no longer bound to pay royalties to Feather under the terms of the previous Royalty Agreement between us and Feather pursuant to which AMS was paying royalties of approximately $10,000 per month for certain alleged proprietary products and formulas no longer believed to be proprietary. AMS sought no damages or return of any previous royalty payments; however a favorable outcome would have resulted in an end to AMS’ royalty obligation to Feather. Feather counterclaimed for past due royalties and damages. The matter was settled by agreement effective December 28, 2006. All claims and causes of action have been dismissed with prejudice to re-filing. Pursuant to the terms of the settlement, Feather gave up any claim for future royalty payments on the disputed products and formulas in exchange for a one-time cash payment of $50,000 plus 24 succeeding monthly payments of $3,500 and the issuance to him of 100,000 shares of our common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

From November 6, 1997 to June 14, 1999, our common stock was traded on the Nasdaq SmallCap Market under the symbol "AMSO". On June 15, 1999, our common stock began trading on the American Stock Exchange under the symbol "AMM".

On March 26, 2007, the closing sale price of our common stock on the American Stock Exchange was $0.63. We believe there are approximately 1,575 holders of our common stock. The following table sets forth the high and low sale price of our common stock on the American Stock Exchange.

	Common Stock Sales Price
	High	Low
2006--Calendar Quarter Ended:
March 31	$0.83	$0.53
June 30	$0.79	$0.51
September 30	$0.77	$0.47
December 31	$0.64	$0.42
2005--Calendar Quarter Ended:
March 31	$5.75	$2.59
June 30	$2.63	$1.64
September 30	$2.90	$1.71
December 31	$1.59	$0.63

We have never declared or paid cash dividends on our common stock.  We currently intend to retain future earnings, if any, to fund the development and growth of our business.  Future cash dividends, if any, will be determined by the Board of Directors and will be based on earnings, available capital, financial condition, and other factors deemed relevant by the Board of Directors.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,465,009	$2.60	659,991
Equity compensation plans not approved by security holders	250,000	0.61	-
Total	2,715,009	$3.21	659,991

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto under Item 7 below.

General

We market a product line consisting of approximately 60 products in three categories: weight management, dietary supplement and personal care products. These products are marketed through a network marketing organization in which independent associates purchase products for resale to retail customers as well as for their own personal use.

On January 4, 2001, we purchased the LST group of companies for $1.2 million and a five year payment of $41,667 per month, or 5% of the gross sales of LST products, whichever is greater. As a result of this acquisition, we added 14 products and over 5,000 associates. We paid the balance of the acquisition note, plus accrued interest, in full on January 29, 2004.

On September 9, 2005, we entered into a definitive Stock Purchase Agreement with Heartland and its principal shareholder, Truett McCarty, for the purchase of all of Mr. McCarty’s stock in Heartland. Upon closing of the Stock Purchase Agreement, we acquired 2,000,000 shares, or approximately 83% of the outstanding capital stock of Heartland, for 200,000 shares of our common stock. In addition, we paid approximately $200,000 to acquire the remaining shares of Heartland. Heartland is a manufacturer of foam cups, distributed through a number of contracts. Heartland has exclusive contracts with the State of Oklahoma and the Department of Defense.

As described in Item 1. Business and Item 3. Legal Proceedings, we have filed suit against Truett McCarty with the District Court of Oklahoma County, State of Oklahoma relating to our acquisition of Heartland. We believe that Mr. McCarty has both defrauded us regarding the financial conditions and results of operations of Heartland, as well as breached certain representations and warranties in the stock purchase agreement relating to the Heartland acquisition. It is our belief that, had we been aware of the true facts and circumstances regarding Heartland’s financial condition and historical results of operations, we would not have purchased Heartland. We presently believe that the dedication of our time and attention to Heartland is neither in our or our stockholders’ best interests. As a result, we have discontinued the Heartland Operations. On November 15, 2006, we entered in to a two-year lease agreement with Republic Plastics, Ltd, to lease the plant and equipment. As such, any further discussion of Heartland and its operations in this report will be limited to the discussions included in our audited financial statements. Se Item 1. Business and Item 3. Legal Proceedings.

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

Our “gross profit” consists of net sales less:

•
Commissions and bonuses, consisting of commission payments to associates based on their current associate level within their organization, other one-time incentive cash bonuses to qualifying associates;

•
Cost of products, consisting of the prices we pay to our manufacturers for products, raw materials, research and development, supplies for the factory, factory employee costs and royalty overrides earned by qualifying associates on sales within their associate organizations; and

•	Cost of shipping, consisting of costs related to shipments, duties and tariffs, freight expenses relating to shipment of products to associates and similar expenses.

We recognize revenue upon shipment of products, training aids and promotional material to our independent associates. All of our customers pay for sales in advance of shipment. As such, we have no trade receivables. We used to make loans to associates, which were repayable in five years or less, and which were secured by commissions controlled by us. Associate loans are no longer allowed. Interest rates on loans were typically two percent or more above the prime rate and were fixed. All loans are secured by guaranteed payment sources that are within our control, but subject to increases and decreases depending upon associate sales activity. Management determined that there was a possibility of default on the associate loans. At December 31, 2006, we have reserved $118,597 as an allowance for doubtful accounts in connection with the associate loans. Total associate loans still outstanding at December 31, 2006 totaled $155,635.

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

We use an asset and liability approach to account for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. A valuation allowance is established if, in management's opinion, it is more likely than not that some portion of the deferred tax asset will not be realized. All evidence, both positive and negative, is considered to determine whether a valuation allowance is needed for some or all of a deferred tax asset. Judgment must be used in considering the relative impact of negative and positive evidence. The more negative evidence that exists, (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed. Based on the above factors and management’s evaluation, we determined that a valuation allowance should be established for our entire deferred tax asset, which was approximately $5,800,000 at December 31, 2006.

We write down our inventory to provide for estimated obsolete or unsaleable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if written-off inventory is sold. At December 31, 2006, we had established a marketing inventory obsolescence reserve of approximately $58,000 for estimated obsolete or unsaleable inventory.

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

Results of Operations

The following table sets forth, as a percentage of net sales, selected consolidated results of our operations for the years ended December 31, 2006 and 2005. The selected consolidated results of operations are derived from our audited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

	For the Years Ended December 31,
	2006		2005
	Amount	Percent	Amount	Percent
Net sales	$9,680,592	100.00%	$12,606,325	100.00%
Cost of Sales:
Commissions and bonuses	3,240,471	33.5	5,231,879	41.5
Cost of products	2,056,581	21.2	2,877,714	22.8
Cost of shipping	1,164,669	12.0	1,407,256	11.2
Total cost of sales	6,461,721	66.7	9,516,849	75.5
Gross profit	3,218,871	33.3	3,089,476	24.5
Marketing, distribution and administrative expenses:
Marketing	689,126	7.1	1,169,768	9.3
Distribution and administrative	3,698,384	38.2	5,247,026	41.6
Total marketing, distribution and administrative expenses	4,387,510	45.3	6,416,794	50.9
Loss from operations	(1,168,639)	(12.0)	(3,327,318)	(26.4)
Other income (expense):
Interest and dividends, net	(286,898)	(3.0)	58,766	0.5
Other income (expense)	52,384	0.5	147,111	1.1
Total other income (expense)	(234,514)	(2.5)	205,877	1.6
Loss from continuing operations before taxes	(1,403,153)	(14.5)	(3,121,441)	(24.8)
Income tax	-	-	32,835	0.2
Loss from continuing operations	(1,403,153)	(14.5)	(3,154,276)	(25.0)
Discontinued operations:
Loss from operations of Heartland Cup	(812,272)	(8.4)	(611,807)	(4.9)
Income tax benefit	-	-	-	-
Total loss from discontinued operations	(812,272)	(8.4)	(611,807)	(4.9)
Net loss	$(2,215,425)	(22.9)%	$(3,766,083)	(29.9)%

Comparison of 2006 and 2005

Our net sales during the year ended December 31, 2006, decreased by $2,925,733, or 23.2%, to $9,680,592 from $12,606,325 during the year ended December 31, 2005. At December 31, 2006, we had approximately 11,500 "active" associates compared to approximately 15,000 at December 31, 2005. An associate is considered to be "active" if he or she has made a product purchase of $50 or more from us or is enrolled in our autoship program within the previous 90 days. On April 5, 2005, we announced that we were ending our free trial program that began in April, 2004, due to the lack of retention required to make the program profitable long term. In connection with the reduction in sales, on April 20, 2005, we announced the implementation of expense reductions designed to better align expenses with revenue. Due to the continued decrease in sales we implemented additional expense reductions and employee layoffs in August and December 2005, and again in January 2006.

Our cost of sales during 2006 decreased by $3,055,128, or 32.1%, to $6,461,822 from $9,516,849 during 2005. Total cost of sales, as a percentage of net sales, decreased to 66.7% in 2006 from 75.5% during 2005. This decrease in cost of sales was attributable to:

•	A decrease of approximately $1,991,000 in associate commissions and bonuses;

•	A decrease of approximately $821,000 in the cost of products sold; and

•	A decrease of approximately $243,000 in shipping costs.

Our gross profit increased $129,395, or 4.2%, to $3,218,871 during 2006 from $3,089,476 during 2005. The gross profit increased as a percentage of net sales to 33.3% in 2006 from 24.5% in 2005.

Marketing expenses decreased $480,642, or 41.1%, to $689,126 in 2006, from $1,169,768 during 2005. The decrease in expense was primarily attributable to:

•	A decrease in employee costs of approximately $344,000 related to reductions in staff;

•	A decrease in travel costs of approximately $138,000 related to reduced outside travel of marketing;

●	A decrease in promotional expense of approximately $105,000 related to associate meeting reimbursements, website expense and promotional mailings;

•	A decrease in professional fees of approximately $27,000 related to the maintenance of our websites; and

•	A decrease in miscellaneous expense of approximately $45,000 related to postage, printing, supplies and telephone expense.

The decrease in marketing expenses was partially offset by:

•	An increase in promotional expense of approximately $67,000 related to the 2006 national convention; and

●	An increase in professional fees of approximately $139,000 related to consulting expense incurred in the development of our new product line and sales tools to be unveiled in early 2007.

Administrative expense decreased $1,548,642, or 29.5%, to $3,698,384 during 2006 compared to $5,247,026 in 2005. The decrease in expense was primarily attributable to:

•	A decrease in employee costs of approximately $1,487,000 related to reductions in staff;

•	A decrease in repairs and maintenance expense of approximately $83,000;

•	A decrease in rent expense of approximately $114,000 related to a change in insurance carriers;

●	A decrease in bad debt expense of approximately $138,000 related to the reserves for doubtful accounts related to notes receivable in 2005;

•	A decrease in depreciation expense of approximately $12,000 due to the sale of a motorcoach, other vehicles, and other assets in 2006; and

•	A decrease in general and administrative expense of approximately $125,000 related to bank charges, supplies, telephone, etc.

The decrease in distribution and administrative expenses was partially offset by:

•	An increase in promotional expense of approximately $196,000 related to website and conference expenses; and

•	An increase in professional fees of approximately $119,000 related to consulting services and legal settlements.

The marketing, distribution and administrative expenses as a percentage of net sales decreased to 45.3% in 2006, from 50.9% in 2005. Management expects marketing and administrative expenses to remain at or below the current dollar level based on expense reductions implemented in 2005 and early 2006.

Our net other income (reduced by other expense) decreased $440,391 to net other expense of ($234,514) during 2006, from a net other income of $205,877 during the same period in 2005. This decrease was primarily due to:

•	An increase in interest expense of approximately $345,000 related to the convertible debt executed in 2006, and capital lease adjustments in 2005; and

•	A decrease in gain on sale of marketable securities of approximately $147,000 related to the decrease in marketable securities.

The decrease in net other income was partially offset by:

•	An increase in gain on sale of assets of approximately $31,000 related to the sale of excess office furniture and supplies and vehicles; and

•	An increase in other income of approximately $30,000 related to the collection of reserved notes receivable.

Our loss from continuing operations before taxes decreased $1,718,288 to a loss of $1,403,153 during 2006, from a loss of $3,121,441 during 2005. Loss before taxes as a percentage of net sales was 14.5% and 24.8% during 2006 and 2005. Income tax expense during 2006 and 2005 was $0 and $32,835. Our net loss from continuing operations decreased $1,751,123, to a net loss of $1,403,153 during 2006, from a net loss of $3,154,276 during 2005. This decrease in net loss was attributable to:

•	The increase in gross profit to $3,218,871 during 2006 from $3,089,476 during 2005;

•	The decrease in marketing and administrative expense to $4,387,510 during 2006 from $6,416,794 during 2005; and

•	The decrease in net other income to expense of ($234,514) during 2006 from income of $205,877 during 2005.

Net loss decreased $1,550,658 to a net loss of $2,215,425 for the year ended December 31, 2006, compared to a net loss of $3,766,083 for the same period of 2005. Net loss as a percentage of net sales decreased to (22.9%) during 2006, from (29.9%) during 2005.

Seasonality

No pattern of seasonal fluctuations exists due to the growth patterns that we are currently experiencing. However, there is no assurance that we will not become subject to seasonal fluctuations in operations.

Recently Issued Accounting Standards

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors, including employee stock options. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has utilized the guidance of SAB 107 in its adoption of SFAS 123R. Since we implemented SFAS 123R, we have recorded $81,950 of option expense as of December 31, 2006.

In June 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the impact of FIN 48 as of the January 1, 2007 adoption date and determined there will be no impact to its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently reviewing this new standard to determine its effects, if any, on our financial position, results of operations or cash flows.

The SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” in September 2006. SAB 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB 108 requires each of the Company’s financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB 108 will apply to the Company’s financial position and results of operations for the fiscal year ended December 31, 2006. The Company does not expect to record an adjustment from the implementation of SAB 108.

In February 2007, the FASB issued SFAS No. 159, which provides entities with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

Commitments and Contingencies

We, like other marketers of products that are intended to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. We have limited product liability insurance with coverage limits of $1.0 million per occurrence and $2.0 million aggregate. Products containing ephedra, which did not represent any of our 2005 or 2006 sales, are not covered by our product liability insurance. All of our product manufacturers carry product liability insurance, which covers our products. Product claims against us could adversely affect product sales, results of our operations, financial condition and the value of our common stock.

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

Liquidity and Capital Resources

Our primary source of liquidity has been cash provided by sales of our common stock and marketable securities. At December 31, 2006, we had a working capital deficit of ($252,426) compared to ($65,593) at December 31, 2005. Our working capital needs over the next 12 months consist primarily of marketing, distribution and administrative expenses, and will be provided by our operating activities and existing cash and cash equivalents. During the year ended December 31, 2006, net cash used in operating activities was $817,841, net cash used in investing activities was $441,735, and net cash provided by financing activities was $1,410,497. We had a net increase in cash during this period of $150,921.

Several factors have contributed to our current financial condition:

•
The impact of several material non-recurring events, including the one-time impairment of goodwill, the accrual of deferred compensation related to the employment contract of our founder and then CEO, the implementation of a free trial program, the write-off of our deferred tax asset, and a lease abandonment charge related to the abandonment of our former executive offices;

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

On March 31, 2006, we adopted a plan to cease the Heartland operations. We included an accrual for discontinued operations in the first quarter of 2006. On November 15, 2006, we entered into certain lease and purchase agreements with Republic Plastics Ltd. allowing Republic to take over operation of the Heartland plant immediately. Republic produces Styrofoam products for private label users. Pursuant to the Agreements, and effective November 15, 2006, Republic assumed the existing lease for the Heartland plant, purchased all remaining cup contracts with Heartland customers, and executed a two-year equipment lease. The equipment lease includes an option in favor of Republic to purchase all the equipment utilized in the Heartland operations at a specified price. The option period begins November 15, 2007 and ends November 15, 2008. We are also exploring strategic acquisitions of network marketing companies with profitable, sustained operations.

On June 28, 2006, we entered into a series of agreements with Laurus Master Fund, Ltd. (“Laurus”) whereby we issued to Laurus (i) a secured convertible term note (“Note”) in the principal amount of $2,000,000, and (ii) a warrant (“Warrant”) to purchase up to 2,272,727 shares of the Company’s common stock at a price of $0.53 per share. Out of the loan proceeds, we agreed to pay the sum of $74,000 to Laurus Capital Management, LLC, the investment advisor to Laurus, the sum of $27,500 to Laurus Capital Management, LLC, as reimbursement for its due diligence and legal fees and expenses incurred in connection with the transaction, and the sum of $1,500 to Loeb & Loeb LLP, the escrow agent for Laurus. Total closing costs were $103,000.

The principal amount of the Note bears interest at a per annum rate equal to the prime rate (as published in the Wall Street Journal from time to time) plus three percent (3.0%); provided, however, that the interest rate may not be less than ten percent (10.0%). At December 31, 2006, the interest rate was 11.25%. Interest payments, due monthly began July 1, 2006. Principal payments in the amount of $83,333 are due monthly beginning July 1, 2007. The final maturity date of the Note is June 28, 2009 (the “Maturity Date”). Interest expense related to the Note was $112,592 for the year ended December 31, 2006. Our obligations under the note are secured by all of our assets, including our shares of AMS Manufacturing, Inc. and by all of AMS Manufacturing’s assets, including its shares of Heartland. Additionally, our obligations under the Note are guaranteed by AMS Manufacturing.

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

Laurus has the option to convert any portion of the outstanding principal amount and/or accrued interest and fees and expenses payable into shares of our common stock at the Fixed Conversion Price. Laurus cannot optionally convert payments due under the Note into shares of our common stock, if such conversion would result in Laurus or its affiliates owning more than 4.99% of our common stock. This prohibition on Laurus’ ability to optionally convert amounts due under the Note into shares of our common stock may be waived by Laurus and becomes null and void upon (i) the occurrence and during the continuance of an event of default, and (ii) receipt of a notice of Optional Redemption (defined below) from us.

We can prepay the Note (an “Optional Redemption”) by paying Laurus (i) 125% of the principal amount outstanding if the Optional Redemption occurs prior to the June 28, 2007, (ii) 120% of the principal amount outstanding if the Optional Redemption occurs after June 28, 2007 and prior to the June 28, 2008, and (iii) 115% of the principal amount outstanding if the Optional Redemption occurs after June 28, 2008 and prior to the Maturity Date.

The Company calculated that the fair value of the Warrants issued to Laurus was $588,452 based upon the relative value of the Black-Scholes valuation of the warrants and the underlying debt amount. The Company determined that the beneficial conversion feature (“BCF”) of the note was $588,452. The value of the warrants issued to Laurus of $588,452 and the $588,452 of calculated BCF have been reflected by the Company as a valuation discount and offset to the face amounts of the Note. The valuation discount will be amortized into interest expense over the three-year term of the Note using the effective interest method. Amortization of discounts for the conversion feature and the warrants resulted in charges to interest expense totaling $218,791 for the year ended December 31, 2006.

Following the occurrence and continuance of an event of default by us (an “Event of Default”), we are required to pay additional default interest in the amount of seven percent (7%) per annum on the outstanding principal balance of the Note. Additionally, upon an Event of Default, Laurus may (i) demand repayment in full all the obligations and liabilities owing by us to Laurus under the Note, the Securities Purchase Agreement or any other agreements contemplated thereunder, and/or (ii) may elect to require us to make a default payment equal to 110% of the outstanding principal amount of the Note plus accrued and unpaid interest, all other fees then remaining unpaid, and all other amounts due and payable under the Note.

So long as at least twenty−five percent (25%) of the principal amount of the Note remains outstanding, we and our subsidiaries are subject to restrictions related to:

•	The declaration of dividends;
•	The issuance of preferred stock;
•	The redemption of preferred stock or other equity interests;
•	The liquidation, dissolution or the material reorganization of us or our subsidiaries (other than Heartland);
•
The ability to become subject to agreements restricting the ability of us or our subsidiaries (other than Heartland) from performing our obligations under the Securities Purchase Agreement or any agreement contemplated thereunder;

•	The ability to materially alter or change the scope of our business;
•	The ability to incur debt;
•	The ability to forgive indebtedness;
•	The ability to guarantee obligations of others; and
•	The ability to create or acquire subsidiaries.

In conjunction with the financing, the Company also incurred fees to various investment advisors that facilitated the transaction. These fees totaled $287,500, of which $127,500 was paid through the issuance of 250,000 shares of our common stock. In addition, the Company issued these advisors warrants to purchase 495,543 shares of common stock at a price of $0.51 per share. The Company calculated that the fair value of the warrants issued to the advisors was $130,770 based upon the relative value of the Black-Scholes valuation of the warrants and the underlying debt amount. The closing costs, fees paid to the advisors, and the value of the warrants issued to the advisors have been reflected as deferred financing costs in the accompanying balance sheet and are being amortized over the life of the loan. Amortization of the deferred financing costs related to the note totaled $86,878, for the year ended December 31, 2006.

We are seeing positive upswings and trends in associate recruiting, as well as continued reductions in costs of goods sold and administrative expenses. At December 31, 2006, our ratios compared to net sales are trending toward the levels that existed in our last profitable year, with the exception of marketing, distribution and administrative expenses. As discussed above, we have taken, and continue to take, drastic steps to bring this ratio in line the level that existed in our last profitable year. Finally, we plan to introduce a new product offering in early 2007 that we believe will be the replacement for the ephedra product banned in 2004.

We believe that without the drain on resources from the Heartland operations, and based on the trends in 2006 and early results in 2007, we will generate sufficient working capital to sustain operating activities for the next twelve months.

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

The following summarizes our contractual obligations at December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 year	1 -3 Years	3 - 5 Years
Long-term debt	$2,165,082	$618,673	$1,546,409	$-
Capital lease obligations	232,987	126,389	106,598	-
Operating leases (1)	187,419	132,296	55,123	-
Total	$2,585,488	$877,358	$1,708,130	$-

(1)	Includes abandoned lease at the Oil Center.

At December 31, 2006, we had total marketable debt and equity securities of $871,906.. Due to the Heartland acquisition, $78,723 of our marketable securities is restricted.

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

None.

PART III

In accordance with the provisions of General Instruction G (3), information required by Items 9, 10, 11, 12 and 14 of Form 10-KSB are incorporated herein by reference to our Proxy Statement for the Annual Meeting of Shareholders to be filed prior to April 30, 2007.

ITEM 13.	EXHIBITS

(a)(1)	The following financial statements of AMS Health Sciences, Inc. are included in Item 8:

(a)(2)	Financial Statement Schedules

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(a) (3) Exhibits

Exhibit No	Description

3.1	The Registrant's Certificate of Incorporation, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

3.2	The Registrant's Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

10.1*	Stock Option Agreement of Advantage Marketing Systems dated January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.2*	The Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.3*	Employment Agreement by and between David D’Arcangelo and Registrant dated effective as of November 25, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

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

10.9*	Employment Agreement by and between Steven G. Kochen and Registrant dated effective as of August 9, 2005, incorporated by reference to Form 8-K filed with the Commission on August 12, 2005.

10.10*	Employment Agreement by and between Jerry W. Grizzle and Registrant dated effective as of January 25, 2006, incorporated by reference to Form 10-KSB filed with the Commission on April 3, 2006.

10.11*	Employment Agreement by and between Robin L. Jacob and Registrant dated effective as of February 12, 2006, incorporated by reference to Form 8-K filed with the Commission on April 12, 2006.

10.12	Consulting Agreement by and between TVC Consulting and Registrant dated effective as of March 1, 2006, incorporated by reference to Form 10-QSB filed with the Commission on May 15, 2006,

10.13	Securities Purchase Agreement dated June 28, 2006 by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.14	Secured Convertible Term Note dated June 28, 2006 by the Company in favor of Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.15	Common Stock Purchase Warrant dated June 29, 2006 by the Company in favor of Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.16	Registration Rights Agreement dated June 28, 2006 by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

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

10.21	Common Stock Purchase Warrant dated June 28, 2006 by the Company in favor of Ascendiant Securities, LLC, incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.22	Engagement Letter between the Company and Ascendiant Securities, LLC, incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.23*	Employment Agreement by and between Dennis P. Loney and Registrant dated effective as of September 19, 2006, incorporated by reference to Form 8-K filed with the Commission on September 25, 2006.

21	Subsidiaries, filed herewith.

23.1	Consent of Cole & Reed PC, filed herewith.
31.1	Chief Executive Officer Certification, filed herewith.

31.2	Chief Financial Officer Certification, filed herewith.

32.1	Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of our Chief Financial Officer, filed herewith.

*	Designates a compensatory plan.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
AMS HEALTH SCIENCES, INC.

Date: March 30, 2007	By: /S/ JERRY W. GRIZZLE .
Jerry W. Grizzle, Chief Executive Officer,
President and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2007	By: /S/ JERRY W. GRIZZLE
Jerry W. Grizzle, Chief Executive Officer
President, Chairman of the Board and Director

Date: March 30, 2007	By: /S/ ROBIN L. JACOB
Robin L. Jacob, Chief Financial Officer, Vice
President, Secretary, Treasurer and Director

Date: March 30, 2007	By: /S/ M. THOMAS BUXTON III
M. Thomas Buxton III
Director

Date: March 30, 2007	By: /S/ STEPHEN E. JONES
Stephen E. Jones
Director

Date: March 30, 2007	By: /S/ RICHARD C. WISER
Richard C. Wiser
Director

Date: March 30, 2007	By: /S/ LAWRENCE R. MOREAU
Lawrence R. Moreau
Director

Date: March 30, 2007	By: /S/ JAMES M. LEE
James M. Lee
Director

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AMS Health Sciences, Inc. and subsidiaries
Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheet of AMS Health Sciences, Inc. and subsidiaries (the "Company") as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMS Health Sciences, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/S/ COLE & REED P.C.

Oklahoma City, Oklahoma
March 29, 2007

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS	2006
CURRENT ASSETS:
Cash	$269,726
Marketable securities, available for sale, at fair value	793,183
Receivables, net of allowance of $118,597	44,576
Inventory, net	700,664
Other assets	77,319
Current assets of discontinued operations	110,521
Total current assets	1,995,989
RESTRICTED SECURITIES	78,723
RECEIVABLES	28,374
PROPERTY AND EQUIPMENT, net	2,794,393
COVENANTS NOT TO COMPETE and other intangibles, net	324,553
OTHER ASSETS	457,344
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	1,253,480
TOTAL	$6,932,856
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$559,920
Accrued commissions and bonuses	268,717
Accrued other expenses	400,204
Accrued sales tax liability	200,481
Deferred compensation	96,378
Notes payable	257,542
Capital lease obligations	104,591
Current liabilities of discontinued operations	360,582
Total current liabilities	2,248,415
LONG-TERM LIABILITIES:
Notes payable	625,220
Capital lease obligations	95,527
Deferred compensation	281,101
Lease abandonment liability	55,123
Liabilities of discontinued operations	1,570,359
Total liabilities	4,875,745
COMMITMENT AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Common stock - $.0001 par value; authorized 495,000,000 shares; issued 9,107,419 shares; outstanding 8,515,824 shares	905
Paid-in capital	23,609,734
Notes receivable for exercise of options	(31,000)
Accumulated deficit	(18,889,749)
Accumulated other comprehensive income (loss), net of tax	-
Total capital and accumulated deficit	4,689,890
Less cost of treasury stock (591,595 shares)	(2,632,779)
Total stockholders' equity	2,057,111
TOTAL	$6,932,856
See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Net sales	$9,680,592	$12,606,325
Cost of sales	6,461,721	9,516,849
Gross profit	3,218,871	3,089,476

Marketing and administrative expenses:
Marketing	689,126	1,169,768
Administrative	3,698,384	5,247,026
Total marketing and administrative expenses	4,387,510	6,416,794
Loss from operations	(1,168,639)	(3,327,318)
Other income (expense):
Interest and dividends, net	(286,898)	58,766
Other , net	52,384	147,111
Total other income (expense)	(234,514)	205,877
Loss from continuing operations before taxes	(1,403,153)	(3,121,441)
Income tax expense (benefit)	-	32,835
Loss from continuing operations	(1,403,153)	(3,154,276)
Discontinued operations (Note 16)
Loss from discontinued operations, net of tax	(812,272)	(611,807)
Net loss:	$(2,215,425)	$(3,766,083)

Net loss per share:
Basic:
Loss from continuing operations	$(0.18)	$(0.43)
Loss from discontinued operations net of tax	(0.10)	(0.09)
Net loss per share	$(0.28)	$(0.52)

Diluted:
Loss from continuing operations	$(0.18)	$(0.43)
Loss from discontinued operations net of tax	(0.10)	$(0.09)
Net loss per share	$(0.28)	$(0.52)

Shares used in computing net loss per share:
Basic	7,995,767	7,307,455
Diluted	7,995,767	7,307,455

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2006 AND 2005

	Shares (See Note 9)	Common Stock	Paid-In Capital	Notes Receivable for Exercise of Options	(Accumul-ated Deficit)	Comprehen-sive Income (Loss)	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stock-holders' Equity
BALANCE, DECEMBER 31, 2004	6,904,790	$750	$20,331,852	$(31,000)	$(10,955,185)		$85,053	$(2,632,779)	$6,798,691
Options exercised with cash	640,918	64	1,194,327	-	-	$-	-	-	1,194,391
Stock issued	20,866	1	18,962	-	-	-	-	-	18,963
Acquisition	200,000	20	317,980	-	(1,953,056)	-	-	-	(1,635,056)
Disgorgements of profits	-	-	7,751	-	-	-	-	-	7,751
Comprehensive Loss:
Net Loss	-	-	-	-	(3,766,083)	(3,766,083)	-	-	(3,766,083)
Unrealized loss on available for sale securities, net of tax	-	-	-	-	-	(99,268)	(99,268)	-	(99,268)
Comprehensive loss	-	-	-	-	-	$(3,865,351)	-	-	-
BALANCE, DECEMBER 31, 2005	7,766,574	835	21,870,872	(31,000)	(16,674,324)		(14,215)	(2,632,779)	2,519,389
Stock option compensation expense	-	-	68,258	-	-	-	-	-	1,738,932
Discount on convertible debt	649,250	60	1,613,614	-	-	-	-	-
Issuance of shares for litigation settlement	100,000	10	56,990	-	-	-	-	-
Comprehensive Loss:
Net Loss	-	-	-	-	(2,215,425)	(2,215,425)	-	-	(2,215,425)
Realized loss on available for sale securities, net of tax	-	-	-	-	-	-	14,215	-	14,215
Comprehensive loss	-	-	-	-	-	$(2,215,425)	-	-	-
BALANCE, DECEMBER 31, 2006	8,515,824	$905	$23,609,734	$(31,000)	$(18,889,749)		$-	$(2,632,779)	$2,057,111

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,215,425)	$(3,766,083)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Net loss from discontinued operations	812,272	611,807
Depreciation and amortization	722,746	759,537
Amortization of note valuation discount	218,791	-
Bad debt expense (recovery)	(28,894)	147,491
Stock issued for services and legal settlement	57,000	-
Stock option compensation expense	68,258	66,602
Deferred taxes	-	32,835
Gain on sale of assets	(36,927)	(5,468)
Realized (gain) loss on sale of marketable securities	897	(123,097)
Inventory obsolescence expense (recovery)	(28,050)	86,532
Changes in operating assets and liabilities:
Receivables	18,924	324,767
Inventory	187,926	529,896
Other assets	(36,805)	(482,544)
Accounts payable and accrued expenses	128,847	(411,641)
Lease abandonment liability	(845)	16,852
Deferred compensation	(237,822)	(56,447)
Net operating activities of discontinued operations	(448,734)	64,596
Net cash used in operating activities	(817,841)	(2,204,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(108,736)	(241,269)
Sales of property and equipment	87,174	283,907
Acquisition of new business, net of cash acquired	-	(1,652,481)
Receipts on notes receivable	40,882	(135,217)
Purchase of marketable securities, available for sale	(1,089,020)	(3,722,279)
Sales marketable securities, available for sale	584,039	6,163,527
Net investing activities of discontinued operations	43,926	(6,251)
Net cash provided by (used in) investing activities	(441,735)	689,937

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	-	(203,500)
Proceeds from issuance of common stock	19,375	1,472,503
Net proceeds from issuance of notes	1,897,000	-
Principal payment on capital lease obligations	(125,845)	(166,334)
Deferred financing fees paid	(160,000)	-
Net financing activities of discontinued operations	(220,033)	(58,345)
Net cash provided by financing activities	1,410,497	1,044,324

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	150,921	(470,104)
CASH AND CASH EQUIVALENTS, BEGINNING	118,805	588,909
CASH AND CASH EQUIVALENTS, ENDING	$269,726	$118,805
See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications - Certain reclassifications have been made to the prior year consolidated financial statements to conform to the December 31, 2006 presentation.

Revenue Recognition - The Company recognizes revenue upon shipment of products, training aids and promotional material to the independent associates.

All of the Company's products include a customer satisfaction guarantee. Company products may be returned within 30 days of purchase for a full refund or credit toward the purchase of another Company product. The Company also has a buy-back program whereby it will repurchase products sold to an independent associate (subject to a restocking fee) provided that the associate terminates his/her associateship agreement with the Company and returns the product within 12 months of original purchase in marketable condition. The cost of products returned to the Company is included in net sales. For the years ended December 31, 2006 and 2005, the cost of products returned to the Company was 0.1%, and 7.1%, of gross sales, respectively.

Receivables - All of the Company’s customers pay for sales in advance of shipment. As such, the Company has no trade receivables with respect to its marketing customers. Loans to associates are repayable in five years or less; are secured by commissions controlled by the Company; and are no longer allowed as of December 31, 2000. Interest rates on loans are typically two percent or more above the Prime rate and are fixed.

Credit Losses and Doubtful Accounts - All loans are secured by commission payment sources that are within the Company’s control, but subject to increases and decreases depending upon associate sales activity. As such, management determined that there was a possibility of default on the associate loans. At December 31, 2006, the Company reserved $118,597 as an allowance for doubtful accounts in connection with the associate loans.

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
YEARS ENDED DECEMBER 31, 2006 AND 2005 (cont'd)

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

The table below details the gross carrying amount and accumulated amortization at December 31:

2006

Non-compete covenants, gross	$644,000
Deferred acquisition costs, and other intangibles, gross	428,338
Total intangibles, gross	$1,072,338

Accumulated amortization, non-compete covenants	$619,283
Accumulated amortization, deferred acquisition costs and other intangibles	128,502
Total accumulated amortization	$747,785

Non-compete covenants, net	$24,717
Deferred acquisition costs, and other intangibles, net	299,836
Total intangibles, net	$324,553

Intangible amortization for the years ended December 31, 2006 and 2005 was $77,817 per year. Estimated amortization expense for the year 2007 is $46,134; estimated annual amortization expense for the years 2008, 2009, 2010 and 2011 is $21,417.

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

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005 (cont'd)

Fair Value Disclosure - The Company’s financial instruments include cash and cash equivalents, marketable securities, receivables, short-term payables, notes payable and capital lease obligations. The carrying amounts of cash and cash equivalents, receivables and short-term payables approximate fair value due to their short-term nature. Marketable securities held for sale are carried at fair value. The carrying amounts of capital lease obligations approximate fair value based on borrowing rates currently available to the Company. Notes payable with a carrying amount of $1,840,875 had a fair value of approximately $1,840,875 at December 31, 2006.

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

Options to purchase 2,500,009 shares of common stock at exercise prices ranging from $0.61 to $6.00 per share were outstanding at December 31, 2006 but were not included in the computation of loss per common share-assuming dilution because all options were antidilutive.

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

	2006	2005
Unrealized gain (loss) on investment arising during the period	$-	$(25,892)
Less reclassification adjustment for gains (losses) included in net earnings	(14,215)	73,376
Unrealized gain (loss) on investment, net of income tax expense (benefit) of $0 and $(60,071), respectively	$14,215	$(99,268)

Income Taxes - The Company uses an asset and liability approach to account for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. A valuation allowance is established if, in management's opinion, it is more likely than not that some portion of the deferred tax asset will not be realized. The outlook for determination of this allowance is calculated on the Company’s historical taxable income, its expectations for the future based on a rolling twelve quarters, and available tax-planning strategies. Based on this determination, management does not expect that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as offsets to the tax consequences of future taxable income. As such, a valuation allowance was provided for the entire deferred tax asset of approximately $5,800,000 at December 31, 2006.

Advertising Costs - The Company expenses the cost of advertising the first time the advertising takes place. Advertising expense for the years ended December 31, 2006 and 2005 was $156 and $168 respectively.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005 (cont'd)

Financial Condition - Several factors have contributed to the Company’s current financial condition:

•
The impact of several material non-recurring events, including the one-time impairment of goodwill, the accrual of deferred compensation related to the employment contract of the Company’s founder and then CEO, the implementation of a free trial program, the write off of the Company’s deferred tax asset, and a lease abandonment charge related to the abandonment of the Company’s former executive offices;

•	Excessive expenses incurred in the Heartland operations, and a continuing excess of monthly operating expenses over revenues; and

•	Recurring losses due to the FDA’s ban on ephedra products.

The Company has taken the following steps to significantly reduce its cost of sales and marketing, distribution and administrative costs:

•	Reductions in force, encompassing all departments within the Company;

•	The termination of a discount sales program, designed to give customers a cash discount after purchasing a certain dollar amount of product; and

•	The termination of several extra employee benefits, including vehicle allowances and social and country-club privileges.

In addition to the above, the Company, due to the poor operating performance and the strain on the core operations, shut down the Heartland operations effective March 31, 2006. On an ongoing basis, only the service cost of the debt will be incurred. On November 15, 2006, we entered into certain lease and purchase agreements with Republic Plastics Ltd. (“Republic”) allowing Republic to take over operation of the Heartland plant immediately. Republic produces Styrofoam products for private label users. Pursuant to the Agreements, and effective November 15, 2006, Republic assumed the existing lease for the Heartland plant, purchased all remaining cup contracts with Heartland customers, and executed a two-year equipment lease. The equipment lease includes an option in favor of Republic to purchase all the equipment utilized in the Heartland operations at a specified price. The option period begins November 15, 2007 and ends November 15, 2008. In June 2006, the Company obtained $2 million through the issuance of a secured convertible term note to Laurus Master Fund, Ltd. In connection with the transaction, the Company also issued a warrant to purchase up to 2,272,727 shares of the Company’s common stock at a price of $0.53 per share. Closing costs in connection with the transaction were $103,000.

The Company is seeing positive upswings and trends in associate recruiting, as well as continued reductions in costs of goods sold and administrative expenses. At December 31, 2006, the Company’s ratios compared to net sales are trending toward the levels that existed in the Company’s last profitable year, with the exception of marketing, distribution and administrative expenses. As discussed above, the Company has taken, and continues to take, drastic steps to bring this ratio in line the level that existed in the Company’s last profitable year. Finally, the Company introduced a new product offering in early 2007, that it believes will be the replacement for the ephedra product banned in 2004.

The Company believes that without the drain on resources from the Heartland operations, and based on the early results in 2007, it will generate sufficient working capital to sustain operating activities for the next twelve months.

 AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005 (cont'd)

Share-Based Compensation - On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors, including employee stock options. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has utilized the guidance of SAB 107 in its adoption of SFAS 123R.

Grant-Date Fair Value - The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during 2006 and 2005, were calculated using the following estimated weighted average assumptions:

	Years Ended December 31,
	2006	2005
Expected volatility	77.7%	89.0%
Expected term (in years)	5	5
Risk-free interest rate	4.48%	5.34%
Expected dividend yield	0%	0%

Expected volatility is based on historical volatility. The expected term of the options is based on management’s best estimate. The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption.

The Company has not historically issued any dividends and does not expect to in the future.

Share-Based Compensation Expense - The Company uses the straight-line attribution method to recognize expense for unvested options. The amount of share-based compensation recognized during a period is based on the value of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will re-evaluate the forfeiture rate annually and adjust as necessary.

Share-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006 was $81,950.

There was no share-based compensation expense related to employee stock options recognized during the year ended 2005. Prior to January 1, 2006, the Company accounted for its share-based compensation under the recognition and measurement principles of APB 25 and related interpretations, the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and the disclosures required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. In accordance with APB 25, no share-based compensation cost was reflected in the Company’s net income for grants of stock options to employees because the Company granted stock options with an exercise price equal to the market value of the stock on the date of grant. Had the Company used the fair value based accounting method for share-based compensation expense prescribed by SFAS Nos. 123 and 148 for the period ended December 31, 2005, the Company’s consolidated net loss and net loss per share would have been increased to the pro-forma amount illustrated as follows:

 AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005 (cont'd)

Year Ended
December 31, 2005
Basic and diluted:
Net loss as reported	$(3,766,083)
Deduct: share-based employee compensation, net of income tax	(711,123)
Pro forma net loss	$(4,477,206)

Net loss per common share as reported	$(0.52)
Proforma net loss per common share, basic and diluted	$(0.61)
Weighted average common shares outstanding, basic and diluted	7,307,455

Option Activity - A summary of the activity under the Company’s stock option plans for the year ended December 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	1,950,009	$3.13
Granted	515,000	$0.59		$41,000
Granted outside a stock option plan*	250,000	$0.61		$9,000
Exercised	-	-		-
Canceled	-	-		-
Options outstanding at December 31, 2006	2,715,009	$2.42	4.54	$50,000
Option exercisable at December 31, 2006	2,115,009	$2.93	4.44	$-
Options vested and options expected to vest at December 31, 2006	2,715,009	$2.42	4.54	$-

*The Company’s CEO, Jerry Grizzle, was granted 250,000 stock options as an incentive to join the Company. These options were outside a Company Incentive Plan.

The total grant-date fair value of stock options that became fully vested during the year ended December 31, 2006 was $49,990. As of December 31, 2006, there was $198,951 of total unrecognized compensation cost, net of tax and estimated forfeitures, related to unvested share-based awards, which is expected to be recognized over a period of 4.375 years.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005 (cont'd)

2. MARKETABLE SECURITIES

Investments in securities are summarized as follows:

December 31, 2006
	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
Type of investment	Cost	Gains	Losses	Value
Short term investments - available for sale	$793,183	$—	$—	$793,183

Debt securities - available for sale
Corporate Bonds	$—	$—	$—	$—
Mutual Funds	—	—	—	—
	$—	$—	$—	$—

Equities - available for sale
Mutual Funds	$—	$—	$—	$—

	$793,183	$—	$—	$793,183

Proceeds from sales of available for sale securities were $285,537 and $7,149,842 for 2006 and 2005, respectively. Gross gains of $0 and $179,620, and gross losses of $0 and $47,146 for 2006 and 2005, respectively, were realized on those sales. The Company had no significant amount of impaired investments at December 31, 2006 and 2005, and believes its investments will be fully recovered.

For the years ended December 31, 2006 and 2005, interest income from available for sale securities was $7,887 and $16,597, respectively. Dividend income from available for sales securities for the years ended December 31, 2006 and 2005 was $0 and $31,464, respectively.

3.	RESTRICTED INVESTMENTS

In connection with the Heartland acquisition, the Company has marketable securities in the amount of $78,723 as restricted cash against one of the notes payable.

4.	INVENTORY

Inventory consists of the following at December 31:

2006
Raw materials	$328,748
Finished goods	430,117
Obsolescence reserve	(58,201)
Net inventory	$700,664

The Company writes down inventory based on assumptions about future demand for its products and market conditions. The Company has created an obsolescence reserve based on these demands.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005 (cont'd)

5	PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

2006
Office furniture, fixtures and equipment	$5,307,936
Vehicles	82,550
Leasehold improvements	62,793
Building	2,296,501
Land	148,308
7,898,088
Accumulated depreciation and amortization	(5,103,695)
Total property and equipment, net	$2,794,393

Depreciation expense for the years ended December 31, 2006 and 2005 was $574,142 and $669,252, respectively.

6. DEBT

The secured financing consists of the following at December 31, 2006:

2006
Laurus term note	$2,000,000
Partial conversion, issuance of 350,000 shares	(159,125)
Valuation discount	(1,176,904)
Accretion of discount to interest expense	218,791
Total secured financing	$882,762

Current	$257,542
Long-term	$625,220

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

The principal amount of the Note bears interest at a per annum rate equal to the prime rate (as published in the Wall Street Journal from time to time) plus three percent (3.0%); provided, however that the interest rate may not be less than ten percent (10.0%). At December 31, 2006, the interest rate was 11.25%. Interest payments are due monthly beginning July 1, 2006. Principal payments in the amount of $83,333 are due monthly beginning July 1, 2007. The final maturity date of the Note is June 28, 2009 (the “Maturity Date”). Interest expense related to the note was $112,592 for the year ended December 31, 2006.

The principal amount of the Note and accrued interest thereon is convertible into shares of the Company’s common stock at a price of $0.51 per share, subject to anti-dilution adjustments. Under the terms of the Note, the monthly payments of interest and/or principal (the “Monthly Amount”) due on the Note are payable in shares of the Company’s common stock if the following criteria are met: (i) the average closing price of the

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005 (cont'd)

Company’s common stock for the five (5) days preceding the payment date is greater than or equal to 11.5% of the Fixed Conversion Price (defined below) and (ii) the amount of such conversion does not exceed twenty five percent (25%) of the aggregate dollar trading volume of the Company’s common stock for the period of twenty-two trading days immediately preceding such payment date. If subsection (i) above is met but subsection (ii) above is not met as to the entire Monthly Amount, then Laurus is required to convert only such part of the Monthly Amount that meets the criteria of subsection (ii). The Company has agreed to register all of the shares that are issuable upon conversion of the Note and exercise of the 2,272,727 Warrants. The Company has granted Laurus a right of first refusal with respect to any debt or equity financings.

The Company calculated that the fair value of the Warrants issued to Laurus was $588,452 based upon the relative value of the Black-Scholes valuation of the warrants and the underlying debt amount. The Company determined that the beneficial conversion feature (“BCF”) of the Note was $588,452. The value of the Warrants issued to Laurus of $588,452 and the $588,452 of calculated BCF have been reflected by the Company as a valuation discount and offset to the face amounts of the Note. The valuation discount will be amortized into interest expense over the three-year term of the Note using the effective interest method. Amortization of discounts for the conversion feature and the Warrants resulted in charges to interest expense totaling $218,791 for the year ended December 31, 2006.

In conjunction with the financing, the Company also incurred fees to various investment advisors that facilitated the transaction. These fees totaled $287,500, of which $127,500 was paid through the issuance of 250,000 shares of our common stock. In addition, the Company issued these advisors warrants to purchase 495,543 shares of common stock at a price of $0.51 per share. The Company calculated that the fair value of the warrants issued to the advisors was $130,770 based upon the relative value of the Black-Scholes valuation of the warrants and the underlying debt amount. The closing costs, fees paid to the advisors and the value of the warrants issued to the advisors have been reflected as deferred financing costs in the accompanying balance sheet and are being amortized over the life of the loan. Amortization of the deferred financing costs related to the note totaled $86,878 for the year ended December 31, 2006.

7.	LEASE AGREEMENTS

The Company has various capital leases for office and warehouse equipment. The lease terms range from 24 to 60 months. Additionally, annual lease rental payments for each lease range from $7,800 to $71,500 per year. The schedule of future minimum lease payments below reflects all payments under the leases.

The property and equipment accounts include $1,170,596 for leases that have been capitalized at December 31, 2006. Related accumulated amortization was $915,656 at December 31, 2006.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005 (cont'd)

The Company leases office and warehouse space under noncancellable operating leases. Future annual minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms of one year or more at December 31, 2006 are as follows:

	Capital Leases	Operating Leases	Total
Year ending:
2007	$126,389	$132,296	$258,685
2008	90,165	55,123	145,288
2009	16,435	-	16,435
2010	-	-	-
2011 and thereafter	-	-	-
Total minimum lease payments	232,989	$187,419	$420,408
Less amount representing interest	32,871
Present value of net minimum lease payments	200,118
Less current portion	104,591
Long-term capital lease obligations	$95,527

Rental expense under operating leases for the years ended December 31, 2006 and 2005 was $81,586 and $73,753, respectively.

In 2004, the Company began sub-leasing the office space under the noncancellable operating leases. As of October 1, 2006, those sub-lease agreements were terminated. Sub-lease revenue for the year ended December 31, 2006 was $40,500.

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

The table below shows the reconciliation between the beginning and ending liability balance, as well as the presentation in the consolidated balance sheet at December 31, 2006:

Beginning liability accrual balance	$188,264
Adjustment to accrual	93,691
Total accrual recorded in expense	281,955
Payment of rent, net of sublease revenue	(94,536)
Ending liability accrual balance	$187,419

Accrual portion in current liabilities	$132,296
Accrual portion in long-term liabilities	55,123
Ending liability accrual balance	$187,419

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005 (cont'd)

In determining lease abandonment, management assumed the continuation of the existing sublease at the current rate. In addition, a discount rate of 6.5% was used to calculate the present value of current lease payments less sublease revenue. At December 31, 2006 and 2005, the lease abandonment expense was $81,586 and $28,797, respectively, and was included in administrative expense.

9.	SHAREHOLDERS’ EQUITY

Common Stock - On March 4, 1998, the Company announced its intent to repurchase up to one million shares of the Company's common stock in the open market for cash. In connection with such repurchase, the Company filed with the Securities and Exchange Commission pursuant to Section 13(e)(1) of the Securities Exchange Act of 1934, as amended, an Issuer Tender Offer Statement on March 4, 1998. As of December 31, 2006, the Company had repurchased 591,595 shares of the common stock at a total cost of $2,632,779.

Common Stock Options and Other Warrants - The following table summarizes the Company's employee stock option and other warrants activity for the years ended December 31, 2006 and 2005:

	2006	Weighted Average Exercise Price	2005	Weighted Average Exercise Price
Options and other warrants outstanding - beginning of year	1,950,009	$3.58	2,935,334	$2.95

Options and other warrants issued during the year	765,000	0.59	310,500	1.96

Options and other warrants exercised during the year	-	-	(640,918)	1.76

Options and other warrants cancelled during the year	-	-	(429,907)	1.50

Options and other warrants expired during the year	-	-	(225,000)	2.00

Options and other warrants outstanding - end of year	2,715,009	$2.74	1,950,009	$3.58

The weighted average grant-date fair value of options and other warrants granted during 2006 and 2005 was $0.59 and $1.96 per share, respectively.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005 (cont'd)

	Options and Other Warrants Outstanding			Options and Other Warrants Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/06	Weighted Average Exercise Price
$0.51 - $2.95	2,384,652	6.03 years	$1.60	1,784,652	$1.94
$3.00 - $4.75	286,543	4.26 years	$3.66	286,543	$3.66
$5.25 - $6.13	43,814	3.24 years	$5.75	43,814	$5.75
	2,715,009		$1.88	2,115,009	$2.25

Common Stock Warrants - On December 10, 2003, the Company announced the redemption of all outstanding warrants not exercised by January 16, 2004. As such, there were no stock warrants at January 1, 2005. The following table summarizes the Company's common stock warrants and their activity for the years ended December 31, 2006 and 2005:

	Warrants Issued and Outstanding	Exercise Price	Exercise Period
December 31, 2006:
Common Stock Purchase Warrants, beginning of the year	-	$-
Common Stock Purchase Warrants issued during the year	2,272,727	$0.53	6/28/06 - 6/28/11
Common Stock Purchase Warrants exercised during the year	-	$-
Common Stock Purchase Warrants, end of the year	2,272,727	$0.53
Advisor Warrants, beginning of the year	-	$-
Advisor Warrants issued during the year	495,543	$0.51	6/28/06 - 6/28/13
Advisor Warrants exercised during the year	-	$-
Advisor Warrants, end of the year	495,543	$0.51
December 31, 2005:
Common Stock Purchase Warrants, beginning of the year	-	$-
Common Stock Purchase Warrants, end of the year	-	$-
Underwriters’ Warrants, beginning of the year	-	$-
Underwriters’ Warrants, end of the year	-	$-

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005 (cont'd)

10.	STOCK OPTION PLANS

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

During the year ended December 31, 2006, the Company issued no options under the 1995 Plan, no options under the 2003 Plan and 765,000 under the 2006 Plan. During the year ended December 31, 2005, the Company issued no options under the 1995 Plan and 310,500 options under the 2003 Plan. At December 31, 2006, the Company had 2,715,009 stock options outstanding of which 697,609 were issued pursuant to the 1995 Plan, 1,252,400 were issued pursuant to the 2003 Plan and 765,000 were issued pursuant to the 2006 Plan. At December 31, 2005, the Company had 1,950,000 stock options outstanding of which 697,609 were issued pursuant to the 1995 Plan, 1,252,400 were issued pursuant to the 2003 Plan.

11.	RELATED PARTIES

During 2006 and 2005, the Company received $8,216 and $3,870, respectively, from Pre-Paid Legal Services, Inc. (“Pre-Paid Legal”), a shareholder, for commissions on sales of memberships for the services provided by Pre-Paid Legal. As of July 1, 2000, the Company began offering the Company’s employees access to the services provided by Pre-Paid Legal through an employee benefit option. The Company pays half of the cost for each employee electing to participate in the plan. During 2006 and 2005, the Company paid $2,058 and $4,287, respectively, to Pre-Paid Legal for these services. The Company’s former Chairman of the Board and Chief Executive Officer, John W. Hail, is a director of Pre-Paid Legal.

 AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005 (cont'd)

Also during 2006 and 2005, the Company paid Mr. Loney, Vice President of Operations, and his wife sales bonuses of $6,310 and $13,972, respectively. These bonuses were based upon purchases by them and their downline associates in accordance with the Company’s network marketing program applicable to all independent associates in effect at the time of the sales. Mr. Loney’s wife is the daughter of John W. Hail.

12.	INCOME TAXES

Income taxes for 2006 and 2005 are comprised of current tax (benefit) expense of $0 and $0 and deferred taxes of $0 and $32,835, respectively. A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Statutory federal income tax rate	(34.0)%	(34.0)%
State tax effective rate	(4.0)	(4.0)
Permanent differences	0.3	0.9
Benefit of graduated tax rates	-	-
Prior year assessments finalized	-	-
Increase in valuation allowance	37.7	38.0
Other	-	-
	(0.0)%	0.9%

Deferred tax liabilities and assets at December 31, 2006 are comprised of the following:

Deferred tax liabilities:
Depreciation	$(269,911)
Debt discount amortization	(361,549)
Total deferred tax liabilities	(631,460)

Deferred tax assets:
Unrealized losses	-
Goodwill impairment and other intangibles	870,213
Net operating loss carryforwards	5,110,705
Deferred compensation	256,019
Allowance for doubtful accounts	44,753
Inventory	15,326
Allowance for obsolete inventory	22,001
Lease abandonment	70,723
Employee benefit accrual	16,952
Other	52,768
Valuation allowance	(5,828,000)
Total deferred tax assets	631,460
Net deferred taxes	-
Less current portion of net deferred tax assets	-
Long-term portion of deferred tax asset	$-

The valuation allowance increased $467,427 for the year ended December 31, 2006.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005 (cont'd)

On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Valuation allowances have been established for certain operating loss and credit carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices and costs. The outlook for determination of this allowance is calculated on the Company’s historical taxable income, its expectations for the future based on a rolling twelve quarters, and available tax-planning strategies. Based on this determination, management does not expect that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as offsets to the tax consequences of future taxable income. As such, a valuation allowance was provided for the entire deferred tax asset of approximately $5,800,000 at December 31, 2006. The Company has net operating loss carryforwards of approximately $13,500,000 available to reduce future taxable income, which will begin to expire in 2021.

13. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	December 31,
	2006	2005
Cash paid (received) during the year for:
Interest	$104,323	$78,395
Income taxes paid	-	-

Noncash financing and investing activities:
Property and equipment acquired by capital lease	$178,261	$-
Value of warrants issued to lenders recorded as debt discount	588,452	-
Value of beneficial conversion feature of notes issued recorded as debt discount	588,452	-
Value of warrants issued to advisor recorded as deferred financing costs	130,770	-
Issuance of common stock recorded as deferred financing costs	127,500	-
Payment of debt principal and interest through Issuance of stock	178,500	-

14. COMMITMENTS, CONTINGENCIES AND GUARANTEES

Legal Proceedings - We are a defendant in a lawsuit commenced against us in September 2006 entitled, Janet and Royce Britt v. AMS Health Science, Inc., Case No. 5:06-cv-01005-F, which was filed in the United States District Court for the Western District of Oklahoma. The Britts asserted a breach of contract claim alleging that they sold their stock in Chambre' International, Inc. to us in 1997 in exchange for our common stock and an employment agreement for Mrs. Britt. Under the alleged employment agreement, Mrs. Britt contended she was to receive a salary and certain benefits that could not be terminated unilaterally by us. We discontinued Mrs. Britt's salary and benefits and the Britts commenced the above-mentioned lawsuit for breach of contract seeking past and future payment for the salary and benefits lost. We settled this matter by agreement dated March 1, 2007. All claims and causes of action have been dismissed with prejudice to re-filing. Pursuant to the terms of the settlement agreement, we entered into a distribution agreement with Britt Enterprises, Inc. regarding the sale and distribution of Chambre’s products.

On February 6, 2006, AMS Health Sciences, Inc. and AMS Manufacturing, Inc. filed a lawsuit against Truett McCarty. AMS Health Sciences, Inc. and AMS Manufacturing, Inc. v. Truett McCarty, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-2006-981. We allege that Mr. McCarty defrauded us in the sale of his stock in Heartland by failing to disclose the true amount of Heartland's accounts payable and a certain long-term liability of Heartland. In addition, we allege that this failure was a breach of the stock purchase agreement Mr. McCarty signed with us. Mr. McCarty has filed an answer denying our allegations.

 AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005 (cont'd)

In addition, Mr. McCarty has alleged several counterclaims against us. Mr. McCarty has alleged we defrauded him with regard to the value of the stock he received in exchange for his interest in Heartland that we breached the terms of the stock purchase agreement by failing to take steps to remove Mr. McCarty as guarantor of a certain promissory notes, that we tortuously interfered with a promissory note between Mr. McCarty and Heartland and that we tortuously interfered with an employment agreement between Mr. McCarty and Heartland. Mr. McCarty has also sought to reform the stock purchase agreement in numerous respects, and to pierce the corporate veils of AMS Health Sciences, Inc. and AMS Manufacturing, Inc. in order to hold them liable for any breach by Heartland of the promissory note and employment agreement between Heartland and Mr. McCarty. In addition, Mr. McCarty has brought claims against Heartland for breach of the promissory note and employment agreement. We deny liability to Mr. McCarty and will vigorously defend these counterclaims. The parties are engaged in written discovery and depositions. A pretrial conference will occur on July 12, 2007, at which time it is likely that the court will set a trial date.

On November 22, 2005, we filed a declaratory judgment action against Vaughn Feather in Oklahoma County District Court. The case was removed to federal court on December 29, 2005 and is styled AMS Heath Sciences, Inc. v. Vaughn Feather, Western District of Oklahoma, Case no. CIV-05-1522. The action sought a judicial declaration that we were no longer bound to pay royalties to Feather under the terms of the previous Royalty Agreement between us and Feather pursuant to which AMS was paying royalties of approximately $10,000 per month for certain alleged proprietary products and formulas no longer believed to be proprietary. AMS sought no damages or return of any previous royalty payments, however a favorable outcome would have resulted in an end to AMS’ royalty obligation to Feather. Feather counterclaimed for past due royalties and damages. The matter was settled by agreement effective December 28, 2006. All claims and causes of action have been dismissed with prejudice to re-filing. Pursuant to the terms of the settlement, Feather gave up any claim for future royalty payments on the disputed products and formulas in exchange for a one-time cash payment of $50,000 plus 24 succeeding monthly payments of $3,500 and the issuance to him of 100,000 shares of our common stock.

Recent Regulatory Developments (Unaudited) - As a marketer of products that are ingested by consumers, the Company is subject to the risk that one or more of the ingredients in its products may become the subject of adverse regulatory action. For example, one of the ingredients in the Company’s prior AM-300 product was ephedra, an herb that contains naturally-occurring ephedrine alkaloids. The Company’s manufacturer used a powdered extract of that herb when manufacturing AM-300. The Company marketed AM-300 principally as an aid in weight management. The extract was an 8% extract, which means that every 100 milligrams of the powdered extract contains approximately eight milligrams of naturally occurring ephedrine alkaloids.

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

 AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005 (cont'd)

Product Liability - Also, in the aftermath of the ephedra ban, on April 22, 2004, in comments before a scientific meeting, then Acting FDA Commissioner, Lester Crawford, outlined what an FDA press release termed a “science-based plan for dietary supplement enforcement”. The press release went on to say that the agency “would soon provide further details about its plan to ensure that the consumer protection provisions of DSHEA are used effectively and appropriately”. Referring to its recent rulemaking on ephedra, the FDA also stated that it “expects to evaluate the available pharmacology, published literature …, evidence-based reviews, and adverse event information” of “individual dietary supplements”. Soon afterwards, this promised FDA document was issued, with the title “Regulatory Strategy for the Further Implementation and Enforcement of the Dietary Supplement Health and Education Act of 1994”. No new regulations or proposed rules pursuant to this strategy have yet been issued, except that the FDA has recently welcomed and received comments from the industry for a better procedure for the FDA to review a company’s safety information as to a new dietary ingredient, or NDI, in an NDI Notification. The final guidance document concerning NDI Notifications has not yet been issued by the FDA. At this time, NDI Notifications are not required for any AMS products.

Anti-DSHEA Proposed Legislation - Finally, as the press, the FDA, and members of Congress and of the supplement industry have all predicted, the very issuance of the final rule (ban) on ephedra has caused Congress to rethink DSHEA, specifically as to how safety in supplements may be ensured, and also as to whether specific categories of dietary ingredients should not be permitted at all. In particular, there is growing sentiment (including from one herbal trade association) to make Adverse Event Reporting (AERs) mandatory for all manufacturers and marketers of dietary supplements, so that the FDA may take action more quickly than it did on ephedra, when a harmful herb or other ingredient is suspected. Since February 2003, there have been several bills proposed in Congress that would amend DSHEA, make safety safeguards stricter, even approaching the rigor and reporting required for FDA-regulated drugs. Some examples are as follows:

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

So far, neither of the bills above, nor any other proposed legislation that would undermine DSHEA or impose additional requirements on supplements, have passed. With the help of their regulatory attorney, the company will continue to monitor these anti-DSHEA bills, and determine if any of them become a serious threat to our business. In addition, the two major trade associations of the dietary supplement industry—the American Herbal Products Association, or AHPA, and the National Natural Foods Association, or NNFA—have both been actively lobbying against any bills that would require or lead to unreasonable restraints on the manufacture, labeling, and marketing of dietary supplements.

Product Liability - AMS, like other marketers of products that are intended to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of their products results in injury. AMS has evaluated the risk associated with consumption of their current products and, based on the indemnification given by their manufacturers and the current product mix, they cancelled their product liability insurance in August 2005. Products containing ephedra, which represented 9.7% of the 2004 net sales, were not covered by AMS’ product liability insurance. All of AMS’ product manufacturers carry product liability insurance, which covers the Company’s products. Such product claims against the Company could adversely affect product sales, results of their operations, financial condition and the value of common stock.

 AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005 (cont'd)

Employment Agreement - On November 4, 2003, the Company entered into a written employment agreement with John W. Hail, the then Chief Executive Officer. The contract was for an initial two−year term, commencing November 4, 2003, subject to up to five additional one−year terms at the mutual agreement of the parties. The contract called for a base salary of $249,600 per year, a monthly variable salary equal to one percent (1%) of the Company’s gross revenues, and a discretionary year−end bonus determined by a majority vote of the Board of Directors. The agreement also contained provisions for graduated severance payments if the Company terminated Mr. Hail without cause. On November 4, 2005, the Company extended Mr. Hail’s employment agreement to November 4, 2006. In connection with the extension, Mr. Hail’s monthly variable salary ceased and was replaced by a fixed supplemental payment, in a gross amount necessary to cover all federal, state and local taxes and all employment taxes and to pay a net amount of $7,000 per month. Mr. Hail retired as our Chief Executive Officer and Chairman of the Board effective February 12, 2006. At such time, the Company’s obligations under Mr. Hail’s employment agreement terminated.

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

15. DEFERRED COMPENSATION

In connection with the November 4, 2005 extension of Mr. Hail’s employment agreement, Mr. Hail’s monthly variable salary ceased and was replaced by a fixed supplemental payment, in a gross amount necessary to cover all federal, state, and local taxes and all employment taxes and to pay a net amount of $7,000 per month.

 AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005 (cont'd)

In 2003, the Company made an accrual for the discounted value of the fixed supplemental payments as a distribution and administrative expense. At December 31, 2006, the discounted value of those fixed supplemental payments was approximately $377,500. The Company accrues the expense in distribution and administrative expenses. On February 16, 2006, the Company announced Mr. Hail’s retirement as Chief Executive Officer and Chairman of the Board.

16. DISCONTINUED OPERATIONS

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
On March 31, 2006, the Company adopted a plan to discontinue the operations of its Heartland Cup subsidiary. On November 15, 2006, the Company entered into certain lease and purchase agreements with Republic Plastics Ltd. (“Republic”) allowing Republic to take over operation of the Heartland Cup plant immediately. Republic produces Styrofoam products for private label users. Pursuant to the agreements, and effective November 15, 2006, Republic assumed the existing lease for the Heartland Cup plant, purchased all remaining cup contracts with Heartland customers, and executed a two-year equipment lease. The equipment lease includes an option in favor of Republic Plastics to purchase all the equipment utilized in the Heartland Cup operations at a specified price. The option period begins November 15, 2007 and ends November 15, 2008.

The results of operations of discontinued operations are summarized below:

	For the Years Ended December 31,
	2006	2005
Revenues	$1,232,610	$1,094,999

Loss from operations of discontinued operations	(2,024,882)	(1,706,806)
Estimated costs to sell	(20,000)	-
Income tax effect	-	-
Loss from operations of discontinued operations, net of tax	$(812,272)	$(611,807)

 AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005 (cont'd)

The components of assets and liabilities of discontinued operations in the accompanying consolidated balance sheets are as follows:

December 31,
2006
Current assets of discontinued operations:
Cash	$1,252
Accounts receivable, net	70,245
Inventory	39,024
Total	$110,521
Noncurrent assets of discontinued operations:
Other assets	$15,431
Property and equipment, net	1,238,049
Total	$1,253,480

Current liabilities of discontinued operations:
Accounts payable	$41,105
Current portion of long-term debt	296,477
Other current liabilities	23,000
Total	$360,582

Long-term liabilities of discontinued operations:
Long-term debt	$1,570,359

17. REPORTABLE SEGMENTS

The Company manages its business by type of business activity. The Company had two reportable segments for the year ended December 31, 2005: Marketing and Manufacturing. The Manufacturing Segment consisted of the operations of Heartland Cup, Inc., which was acquired by the Company effective in September 2005. The Company discontinued the Heartland Cup operations as of March 31, 2006. As of December 31, 2006, the Company’s only operating segment was its Marketing Segment. This segment markets a line of products through a network marketing organization in which independent associates purchase products for a resale to retail customers as well as for their own personal use.

19. YEAR-END ADJUSTMENTS

The Company made certain year-end adjustments in 2006 resulting from inventory write off and obsolescence reserve. This adjustment, after applicable income tax effect, increased net income as follows:

Allowance for doubtful accounts	$28,894
Inventory write off and obsolescence reserve	28,050
Total	$56,944

These adjustments offset 2006 fourth quarter basic loss per share by $0.01.

 AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005 (cont'd)

20. VALUATION AND QUALIFYING ACCOUNTS

The table below shows the beginning balance, activity and ending balance for the Company’s reserves and allowances deducted from asset accounts:

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
YEAR ENDED DECEMBER 31, 2006:
Reserves and allowances deducted from asset accounts
Allowances for doubtful accounts	$147,491	-	-	(28,894)	$118,597
Allowance for obsolete inventory	86,352	-	-	(28,050)	58,302
Allowance for deferred tax assets	5,360,573	-	467,427	-	5,828,000

YEAR ENDED DECEMBER 31, 2005:
Reserves and allowances deducted from asset accounts
Allowances for doubtful accounts	-	147,491	-	-	147,491
Allowance for obsolete inventory	-	86,352	-	-	86,352
Allowance for deferred tax assets	3,921,515	-	1,439,058	-	5,360,573

* * * * * *

Exhibit Index

Exhibit No	Description

3.1	The Registrant's Certificate of Incorporation, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

3.2	The Registrant's Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the commission on March 11, 1998.

10.1	Stock Option Agreement of Advantage Marketing Systems dated January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.2*	The Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.3*	Employment Agreement by and between David D’Arcangelo and Registrant dated effective as of November 25, 2002, incorporated by reference to Form 10-K/A filed with the Commission on March 31, 2003.

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

10.9*	Employment Agreement by and between Steven G. Kochen and Registrant dated effective as of August 9, 2005, incorporated by reference to Form 8-K filed with the Commission on August 12, 2005.

10.10*	Employment Agreement by and between Jerry W. Grizzle and Registrant dated effective as of January 25, 2006, incorporated by reference to Form 10-KSB filed with the Commission on April 3, 2006.

10.11*	Employment Agreement by and between Robin L. Jacob and Registrant dated effective as of February 12, 2006, incorporated by reference to Form 8-K filed with the Commission on April 12, 2006.

10.12	Consulting Agreement by and between TVC Consulting and Registrant dated effective as of March 1, 2006, incorporated by reference to Form 10-QSB filed with the Commission on May 15, 2006,

10.13	Securities Purchase Agreement dated June 28, 2006 by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.14	Secured Convertible Term Note dated June 28, 2006 by the Company in favor of Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.15	Common Stock Purchase Warrant dated June 29, 2006 by the Company in favor of Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.16	Registration Rights Agreement dated June 28, 2006 by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

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

10.21	Common Stock Purchase Warrant dated June 28, 2006 by the Company in favor of Ascendiant Securities, LLC, incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.22	Engagement Letter between the Company and Ascendiant Securities, LLC, incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.23*	Employment Agreement by and between Dennis P. Loney and Registrant dated effective as of September 19, 2006, incorporated by reference to Form 8-K filed with the Commission on September 25, 2006.

21	Subsidiaries, filed herewith.

23.1	Consent of Cole & Reed PC, filed herewith.

31.1	Chief Executive Officer Certification, filed herewith.

31.2	Chief Financial Officer Certification, filed herewith.

32.1	Section 1350 Certification of our Chief Executive Officer, filed herewith.

32.2	Section 1350 Certification of our Chief Financial Officer, filed herewith.

* Designates a compensatory plan.