Form 10QSB
period 2007-03-31
AMS HEALTH SCIENCES INC
filed 2007-05-11
CIK 841866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2007

or

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

On May 10, 2007 we had outstanding 8,515,824 shares of our common stock, $0.0001 par value.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

AMS HEALTH SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE THREE MONTHS ENDED MARCH 31, 2007

Table of Contents

Report of Independent Registered Public Accounting

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

_____________________PART I -FINANCIAL INFORMATION______________________

Item 1. FINANCIAL STATEMENTS

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31,	December 31,
ASSETS	2007	2006
	(Unaudited)
CURRENT ASSETS:
Cash	$223,388	$269,726
Marketable securities, available for sale, at fair value	500,000	793,183
Receivables	16,653	44,576
Inventory, net	853,262	700,664
Other assets	77,368	77,319
Current assets of discontinued operations	56,025	110,521
Total current assets	1,726,696	1,995,989
RESTRICTED SECURITIES	79,628	78,723
RECEIVABLES	28,994	28,374
PROPERTY AND EQUIPMENT, net	2,684,450	2,794,393
COVENANTS NOT TO COMPETE and other intangibles, net	305,099	324,553
OTHER ASSETS	412,957	457,344
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	1,207,926	1,253,480
TOTAL	$6,445,750	$6,932,856
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$724,474	$559,920
Accrued commissions and bonuses	265,761	268,717
Accrued other expenses	235,553	400,204
Accrued sales tax liability	235,013	200,481
Deferred compensation	97,129	96,378
Notes payable	507,542	257,542
Capital lease obligations	97,393	104,591
Current liabilities of discontinued operations	302,336	360,582
Total current liabilities	2,465,201	2,248,415
LONG-TERM LIABILITIES:
Notes payable	480,096	625,220
Capital lease obligations	73,418	95,527
Deferred compensation	259,012	281,101
Lease abandonment liability	5,158	55,123
Liabilities of discontinued operations	1,489,712	1,570,359
Total liabilities	4,772,597	4,875,745
COMMITMENT AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Common stock - $.0001 par value; authorized 495,000,000 shares; issued 9,107,419 and 9,107,419 shares; outstanding 8,515,824 and 8,515,824 shares, respectively	905	905
Paid-in capital	23,636,243	23,609,734
Notes receivable for exercise of options	(31,000)	(31,000)
Accumulated deficit	(19,300,216)	(18,889,749)
Total capital and accumulated deficit	4,305,932	4,689,890
Less cost of treasury stock (591,595 shares)	(2,632,779)	(2,632,779)
Total stockholders' equity	1,673,153	2,057,111
TOTAL	$6,445,750	$6,932,856

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
Net sales	$2,435,342	$2,425,474
Cost of sales	1,556,705	1,565,154
Gross profit	878,637	860,320

Marketing, distribution and administrative expenses:
Marketing	282,996	141,144
Distribution and administrative	897,465	689,520
Total marketing, distribution and administrative expenses	1,180,461	830,664
Income (loss) from operations	(301,824)	29,656
Other income (expense):
Interest and dividends, net	(143,174)	3,842
Other, net	27,005	59,664
Total other income (expense)	(116,169)	63,506
Income (loss) from continuing operations before taxes	(417,993)	93,162
Income tax expense (benefit)	-	-
Income (loss) from continuing operations	(417,993)	93,162
Discontinued operations (Note 11)
Income (loss) from discontinued operations, net of tax	7,654	(335,715)
Net loss	$(410,339)	$(242,553)

Net loss per share:
Basic:
Income (loss) from continuing operations	$(0.05)	$0.01
Income (loss) from discontinued operations net of tax	-	(0.04)
Net loss per share	$(0.05)	$(0.03)

Diluted:
Income (loss) from continuing operations	$(0.05)	$0.01
Income (loss) from discontinued operations net of tax	-	(0.04)
Net loss per share	$(0.05)	$(0.03)

Shares used in computing net loss per share:
Basic	8,515,824	7,766,574
Diluted	8,515,824	7,766,574

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(410,339)	$(242,553)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Net (income) loss from discontinued operations	(7,654)	335,715
Depreciation and amortization	188,922	164,859
Amortization of note valuation discount	104,877	-
Bad debt recovery	(1,452)	(11,319)
Stock option compensation expense	26,509	2,937
Gain on sale of assets	-	(46,617)
Gain on lease cancellation	(120,755)	-
Realized gain on sale of marketable securities	-	(234)
Changes in operating assets and liabilities:
Receivables	26,686	(15,379)
Inventory	(152,598)	215,240
Other assets	3,930	850
Accounts payable and accrued expenses	132,700	(127,491)
Lease abandonment liability	(30,561)	(17,007)
Deferred compensation	(21,337)	(23,594)
Net operating activities of discontinued operations	39,404	(95,899)
Net cash provided by (used) in operating activities	(221,668)	139,508

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,118)	(97,822)
Sales of property and equipment	-	47,950
Receipts on notes receivable	2,070	10,412
Purchase of marketable securities, available for sale	(8,336)	(281,450)
Sales marketable securities, available for sale	300,613	404,452
Net investing activities of discontinued operations	12,756	-
Net cash provided by investing activities	287,985	83,542

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	-	(203,500)
Principal payment on capital lease obligations	(29,306)	(30,228)
Net financing activities of discontinued operations	(83,350)	(34,809)
Net cash used in financing activities	(112,656)	(268,537)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,339)	(45,487)
CASH AND CASH EQUIVALENTS, BEGINNING	269,727	118,805
CASH AND CASH EQUIVALENTS, ENDING	$223,388	$73,318

See notes to consolidated financial statements.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

1.	UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company, and notes thereto, for the year ended December 31, 2006.

The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the year ending December 31, 2007.

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

Equity Compensation Plans

During 1995, the Company approved the 1995 Stock Option Plan (the "Plan"). Under this Plan, options available for grant can consist of (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and (iv) incentive stock options with stock appreciation rights attached. The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value, for the Plan. The Plan limits participation to employees, independent contractors and consultants. Non-employee directors are excluded from Plan participation. The option price for shares of stock subject to this Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the market value of the stock on the date of grant. No stock options may be exercised within nine months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. The Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise. The fair value of stock appreciation rights is charged to compensation expense. The stock appreciation right is not separable from the underlying stock option or incentive stock option originally granted and can only be exercised in tandem with the stock option. No stock appreciation rights are attached to any options outstanding. At March 31, 2007, no shares were available for future grants under the 1995 Stock Option Plan. Options granted under the Plan have an exercise price equal to the fair market value on the date of grant, are fully vested at March 31, 2007, and generally expire ten years after grant date.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

During 2003, the Company approved the 2003 Stock Incentive Plan, or 2003 Plan. Under the 2003 Plan, options available for grant can consist of (i) nonqualified stock options, (ii) incentive stock options, and (iii) restricted stock. The Company has reserved 2,000,000 shares of the Company's common stock $.0001 par value for the 2003 Plan. The Plan limits participation to employees, independent contractors, and consultants. The option price for shares of stock subject to this Plan is set by the Compensation Committee of the Board of Directors at a price not less than market value of the common stock on the date of grant. No stock options may be exercised within six months from the date of grant, unless under a Plan exception, nor more than ten years after the date of grant. At March 31, 2007, no shares were available for future grants under the 2003 Stock Incentive Plan. Options granted under the Plan have an exercise price equal to the fair market value on the date of grant, are fully vested at March 31, 2007, and generally expire ten years after grant date.

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

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the first quarter of 2007 and 2006 were calculated using the following estimated weighted average assumptions:

	Three Months Ended
	March 31,
	2007	2006
Expected volatility	79.34%	74.49%
Expected term (in years)	5	5
Risk-free interest rate	4.39%	4.80%
Expected dividend yield	0%	0%

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

Share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2007 and 2006 was $26,509, and $2,937, respectively.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

Option Activity

A summary of the activity under the Company’s stock options plans for the three-month period ended March 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	2,715,009	$2.42
Granted	50,000	$0.65		$1,000
Exercised	-	-		-
Expired	(2,000)	$2.00		-
Canceled	-	-		-
Options outstanding at March 31, 2007	2,763,009	$2.39	4.54	$13,000
Option exercisable at March 31, 2007	2,113,009	$3.11	3.91	$-
Options vested and options expected to vest at March 31, 2007	2,763,009	$2.39	4.54	$-

*The Company’s CEO, Jerry Grizzle was granted 250,000 stock options in 2006 as an incentive to join the Company. These options were outside a Company Incentive Plan.

The total grant-date fair value of stock options that became fully vested during the three months ended March 31, 2007 was $26,509. As of March 31, 2007 there was $207,738 of total unrecognized compensation cost, net of tax and estimated forfeitures, related to unvested share-based awards, which is expected to be recognized over a period of 4.25 years.

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

4.	RESTRICTED INVESTMENTS

In connection with the Heartland Cup acquisition, the Company has pledged marketable securities in the amount of $79,268 as restricted cash against one of the notes payable.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

5.     DEBT

The secured financing consists of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Laurus term note	$2,000,000	$2,000,000
Partial conversion, issuance of 350,000 shares	(159,125)	(159,125)
Valuation discount	(1,176,904)	(1,176,904)
Accretion of discount to interest expense	323,668	218,791
Total secured financing	$987,638	$882,762

Current	$507,542	$257,542
Long-term	$480,096	$625,220

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

The principal amount of the Note bears interest at a per annum rate equal to the prime rate (as published in the Wall Street Journal from time to time) plus three percent (3.0%); provided, however that the interest rate may not be less than ten percent (10.0%). At March 31, 2007, the interest rate was 11.25%. Interest payments are due monthly beginning July 1, 2006. Principal payments in the amount of $83,333 are due monthly beginning July 1, 2007. The final maturity date of the Note is June 28, 2009 (the “Maturity Date”). Interest expense related to the note was $51,775 for the three months ended March 31, 2007.

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

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

The valuation discount will be amortized into interest expense over the three-year term of the Note using the effective interest method. Amortization of discounts for the conversion feature and the Warrants resulted in charges to interest expense totaling $104,878 for the three months ended March 31, 2007.

In conjunction with the financing, the Company also incurred fees to various investment advisors that facilitated the transaction. These fees totaled $287,500, of which $127,500 was paid through the issuance of 250,000 shares of the Company’s common stock. In addition, the Company issued these advisors warrants to purchase 495,543 shares of common stock at a price of $0.51 per share. The Company calculated that the fair value of the warrants issued to the advisors was $130,770 based upon the relative value of the Black-Scholes valuation of the warrants and the underlying debt amount. The closing costs, fees paid to the advisors and the value of the warrants issued to the advisors have been reflected as deferred financing costs in the accompanying balance sheet and are being amortized over the life of the loan. Amortization of the deferred financing costs related to the note totaled $43,439 for the three months ended March 31, 2007.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

The following is a reconciliation of the common shares used in the calculations of loss per common share - basic and loss per common share - assuming dilution:

	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Weighted average common shares outstanding:
For the three months ended March 31, 2007:
Loss per common share:
Loss available to common stockholders	$(410,339)	8,515,824	$(0.05)
Loss per common share - assuming dilution:
Options	-	-
Loss available to common stockholders plus assumed conversions	$(410,339)	8,515,824	$(0.05)

For the three months ended March 31, 2006:
Loss per common share:
Loss available to common stockholders	$(242,553)	7,766,574	$(0.03)
Loss per common share - assuming dilution:
Options	-	-
Loss available to common stockholders plus assumed conversions	$(242,553)	7,766,574	$(0.03)

Options to purchase 2,763,009 shares of common stock at exercise prices ranging from $0.51 to $6.00 per share were outstanding for the three months ended March 31, 2007, but were not included in the computation of income (loss) per common share - assuming dilution because there was a net loss for the period then ended and inclusion of such options is anti-dilutive.

Options to purchase 2,200,009 shares of common stock at exercise prices ranging from $.62 to $6.00 per share were outstanding for the three months ended March 31, 2006, but were not included in the computation of income (loss) per common share - assuming dilution because there was a net loss for the period then ended and inclusion of such options is anti-dilutive.

7.	DEFERRED TAXES

On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets. Valuation allowances have been established for certain operating loss and credit carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices and costs. The outlook for determination of this allowance is calculated on the Company’s historical taxable income, its expectations for the future based on a rolling twelve quarters, and available tax-planning strategies. Based on this determination, management does not expect that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as offsets to the tax consequences of future taxable income. As such, a valuation allowance was provided for the entire deferred tax asset of approximately $6,000,000 at March 31, 2007. The Company’s effective tax rate differs from its statutory tax rate for the three months ended March 31, 2007 and 2006, due to the tax valuation allowance. The Company has net operating loss carryforwards of approximately $14,000,000 available to reduce future taxable income, which will begin to expire in 2021.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

8.	COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

Anti-DSHEA Proposed Legislation. Finally, as the press, the FDA, and members of Congress and of the supplement industry have all predicted, the very issuance of the final rule (ban) on ephedra has caused Congress to rethink the Dietary Supplement Health and Education Act of 1994, or DSHEA, specifically as to how safety in supplements may be ensured, and also as to whether specific categories of dietary ingredients should not be permitted at all. In particular, there is growing sentiment (including from one herbal trade association) to make Adverse Event Reporting (AERs) mandatory for all manufacturers and marketers of dietary supplements, so that the FDA may take action more quickly than it did on ephedra, when a harmful herb or other ingredient is suspected. Since February 2003, there have been several bills proposed in Congress that would amend DSHEA, make safety safeguards stricter, even approaching the rigor and reporting required for FDA-regulated drugs. Some examples are as follows:

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
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

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

Employment Agreements - In January 2006, the Company entered into a written employment agreement with Jerry W. Grizzle, the Company’s Chairman of the Board, President and Chief Executive Officer. The contract is for a two-year term, commencing January 25, 2006, followed by two successive one-year terms. On April 2, 2007, the board of directors extended the term of Jerry Grizzle’s employment agreement from January 25, 2008 to January 25, 2010. Mr. Grizzle’s base salary is $150,000 per year for the first year of the Initial Term, $200,000 for the second year of the Initial Term and $250,000 for each year after the Initial Term. Additionally, Mr. Grizzle will be eligible to receive certain performance-based incentive bonuses. The Company granted Mr. Grizzle options to purchase 250,000 shares of the Company’s common stock on February 15, 2006, with an exercise price of $0.62 per share, which was the closing price of the Company’s common stock on that day. The options vest in five equal annual installments beginning February 15, 2007, and expire February 15, 2016. In the event the Company terminates Mr. Grizzle without cause, he will receive certain severance pay based upon his length of employment with the Company.

In April 2006, the Company entered into a written employment agreement with Robin L. Jacob, the Company’s Vice President, Secretary, Treasurer and Chief Financial Officer. The contract is for a two-year term, commencing February 12, 2006, followed by two successive one-year terms unless either party elects not to renew the Agreement. Ms. Jacob’s base salary is $100,000 per year for the first year of the Initial Term, $112,500 for the second year of the Initial Term and $125,000 for each year after the Initial Term. Additionally, she is eligible to receive certain performance-based incentive bonuses. The Company granted Ms. Jacob options to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.64 per share, which was the closing price of the Company’s common stock on March 31, 2006, the last trading day prior to the date the options were granted. The options vest in five equal annual installments beginning April 1, 2007, and expire April 1, 2016. In the event the Company terminates Ms. Jacob without cause, she will receive certain severance pay based upon her length of employment with the Company.

In September 2006, the Company entered into a written employment agreement with Dennis P. Loney, the Company’s Vice President of Operations. The contract is for a two-year term, commencing September 19, 2006, followed by two successive one-year terms unless either party elects not to renew the Agreement. Mr. Loney’s base salary is $106,000 per year for the first year of the Initial Term, $112,500 for the second year of the Initial Term and $125,000 for each year after the Initial Term. Additionally, he is eligible to receive certain performance-based incentive bonuses. The Company granted Mr. Loney options to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.63 per share, which was the closing price of the Company’s common stock on that day. The options vest in five equal annual installments beginning September 19, 2007, and expire September 19, 2016. In the event the Company terminates Mr. Loney without cause, he will receive certain severance pay based upon his length of employment with the Company.

9.	DEFERRED COMPENSATION

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

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

In 2003, the Company made an accrual for the discounted value of the fixed supplemental payments as a distribution and administrative expense. At March 31, 2007, the discounted value of those fixed supplemental payments was approximately $356,000. The Company accrues the expense in distribution and administrative expenses. On February 16, 2006, the Company announced Mr. Hail’s retirement as Chief Executive Officer and Chairman of the Board.

10.	LEASE ABANDONMENT

In January 2004, the Company commenced a relocation of its corporate headquarters from 2601 NW Expressway (the Oil Center), Oklahoma City, Oklahoma to its warehouse and distribution facility. A portion of the Oil Center was maintained for storage, a portion was maintained for possible relocation of Company personnel due to expansion of the business and a portion was subleased to a third party under a short-term lease. In September 2004, the Company purchased an existing building adjacent to its corporate headquarters to be used for additional office, warehouse and storage space. Company management believes the purchased building is sufficient to meet expansion needs, and as such, abandoned the Oil Center location. In determining lease abandonment, management assumed the continuation of the existing sublease at the current rate. In addition, a discount rate of 6.5% was used to calculate the present value of current lease payments less sublease revenue. At March 31, 2007, the lease abandonment accrual was approximately $36,000.

11.	DISCONTINUED OPERATIONS

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

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

The results of operations of discontinued operations for the three months ended March 31, 2007 and 2006 are summarized below:

	Three Months Ended
	March 31,
	2007	2006
Net sales	$1,931	$513,445
Other income - lease revenue	78,000	-
Revenues	$79,931	$513,445

Income (loss) from operations of discontinued operations	$7,654	$(315,715)
Estimated cost to sell	-	(20,000)
Income tax effect	-	-
Loss from operations of discontinued operations, net of tax	$7,654	$(335,715)

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

The components of assets and liabilities of discontinued operations in the accompanying consolidated balance sheets are as follows:

	March 31,
	2007	2006
Current assets of discontinued operations:
Cash	$1,252	$1,113
Accounts Receivable	16,560	171,933
Inventory	38,213	203,931
Total	$56,025	$376,977
Noncurrent assets of discontinued operations:
Other assets	$5,092	$471
Property and equipment, net	1,202,834	1,347,977
Total	$1,207,926	$1,348,448

Current liabilities of discontinued operations:
Accounts payable	$13,933	$227,225
Current portion of long-term debt	293,774	444,434
Other current liabilities	22,495	30,656
Total	$302,336	$702,315

Long-term liabilities of discontinued operations:
Long-term debt	$1,485,134	$1,607,626

12.     RECENT ACCOUNTING PRONOUNCEMENTS

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

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company’s management is currently reviewing this new standard to determine its effects, if any, on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, which provides entities with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company’s management is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

13.	CURRENT FINANCIAL CONDITION

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

•	Excessive expenses incurred in the Heartland operations; and

•	Recurring loses due to the FDA’s ban on ephedra products.

The Company has taken the following steps to significantly reduce its cost of sales and marketing, distribution and administrative costs:

•	Reductions in force, encompassing all departments within the Company;

•	The termination of a discount sales program, designed to give customers a cash discount after purchasing a certain dollar amount of product; and

•	The termination of several extra employee benefits, including vehicle allowances and social and country-club privileges.

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

The Company is seeing positive upswings and trends in associate recruiting. At March 31, 2007, our ratios compared to net sales are trending toward the levels that existed in our last profitable year.

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

Finally, we introduced a new product offering, SABA, in February 2007 that we believe will be the replacement for the ephedra product banned in 2004.

On June 28, 2006, the Company completed a $2,000,000 private placement financing through the sale of secured convertible notes to Laurus Master Fund Ltd. The net proceeds of the funding were used primarily for sales and marketing. For a full description of the terms of the note, see Note 6 to Consolidated Financial Statements.

14.	CORRECTION OF ERROR IN REPORTING NET SALES

In the fourth quarter of 2006 it was discovered that the net sales were not being recorded correctly due to an error in system reports. The error was corrected and an adjustment was made in the fourth quarter of 2006. The comparative figures for 2006 have been changed to reflect this correction of error in the financial statements for the quarter ended March 31, 2007.

The comparative figures based on the quarterly adjustments in 2006 are as follows:

	2006 Quarters Ended,
	March 31,	June 30,	September 30,

Net Sales	$2,351,713	$2,397,975	$2,323,583
Adjustment	73,761	82,900	86,668
Adjusted net sales	$2,425,474	$2,480,875	$2,410,251

Net loss from operations as previously reported	$(316,314)	$(152,900)	$(635,774)
Adjusted net loss from operations	$(242,553)	$(70,000)	$(549,106)

15.  RECLASSIFICATIONS

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

We have reviewed the accompanying consolidated balance sheet of AMS Health Sciences, Inc. and Subsidiaries as of March 31, 2007, and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements, as of and for the period ended March 31, 2007 and 2006, for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of AMS Health Sciences, Inc. and Subsidiaries as of December 31, 2006 and the consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein) and, in our report dated March 29, 2007, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ COLE & REED P.C.

Oklahoma City, Oklahoma
May 10, 2007

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

•
Use additional capital to build a foundation that will allow us to grow.  Because of our consecutive years of losses, we have not had the funds to develop marketing, training and support tools, and programs to support our independent associates’ efforts in the field. On June 28, 2006, we raised $2,000,000 in additional financing.   We used these funds to start an aggressive sales and marketing campaign, which we believe will increase our top line revenues. We intend to produce better product videos, business builder videos, printed material and other materials for use by our independent associates in their marketing efforts.  In addition we intend to upgrade our back office to provide our independent associates with the most current management tools available in network marketing.

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

We recognize revenue upon shipment of products, training aids and promotional material to our independent associates. All of our customers pay for sales in advance of shipment. As such, we have no trade receivables. We used to make loans to associates, which were repayable in five years or less, and which were secured by commissions controlled by us. Associate loans are no longer allowed. Interest rates on loans were typically two percent or more above the Prime rate and were fixed. All loans were secured by guaranteed payment sources that were within our control, but subject to increases and decreases depending upon associate sales activity. Management determined that there was a possibility of default on the associate loans. As such, we have reserved an allowance for doubtful accounts in connection with the associate loans. At March 31, 2007, the allowance was approximately $117,000. Total associate loans still outstanding at March 31, 2007 totaled approximately $154,000.

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

We use an asset and liability approach to account for income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities. A valuation allowance is established if, in management's opinion, it is more likely than not that some portion of the deferred tax asset will not be realized. All evidence, both positive and negative, is considered to determine whether a valuation allowance is needed for some or all of a deferred tax asset. Judgment must be used in considering the relative impact of negative and positive evidence. The more negative evidence that exists, (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed. Based on the above factors and management’s evaluation, we determined at December 31, 2004, that a valuation allowance should be established for our entire deferred tax asset, which was approximately $6,000,000 at March 31, 2007.

We write down our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if written-off inventory is sold. At March 31, 2007, we have a marketing inventory obsolescence reserve of approximately $51,000 for estimated obsolete or unsalable inventory.

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

Results of Operations

The following table sets forth, in dollars and as a percentage of net sales, selected results of operations for the three months ended March 31, 2007 and 2006. The selected results of operations are derived from our unaudited consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of our future operations.

	For the Three Months Ended
	March 31,
	2007		2006
	Amount	Percent	Amount	Percent
Net sales	$2,435,342	100.0%	$2,425,474	100.0%
Cost of Sales:
Commissions and bonuses	804,945	33.1	827,815	34.1
Cost of products	482,302	19.8	458,070	18.9
Cost of shipping	269,458	11.1	279,269	11.5
Total cost of sales	1,556,705	63.9	1,565,154	64.5
Gross profit	878,637	36.1	860,320	35.5
Marketing, distribution and administrative expenses:
Marketing	282,996	11.6	141,144	5.8
Distribution and administrative	897,465	36.9	689,520	28.4
Total marketing, distribution and administrative expenses	1,180,461	48.5	830,664	34.2
Income (loss) from operations	(301,824)	(12.4)	29,656	1.2
Other income (expense):
Interest and dividends, net	(143,174)	(5.9)	3,842	0.2
Other income (expense)	27,005	1.1	59,664	2.4
Total other income (expense)	(116,169)	(4.8)	63,506	2.6
Income (loss) from continuing operations before taxes	(417,993)	(17.2)	93,162	3.8
Income tax	-	-	-	-
Income (loss) from continuing operations	(417,993)	(17.2)	93,162	3.8
Discontinued operations:
Income (loss) from operations of Heartland Cup	7,654	0.3	(335,715)	(13.8)
Income tax benefit	-	-	-	-
Income (loss) from discontinued operations	7,654	0.3	(335,715)	(13.8)
Net loss	$(410,339)	(16.8)%	$(242,553)	(10.0)%

Comparison of the Three Months ended March 31, 2007 and 2006

Our net sales during the three months ended March 31, 2007 increased $9,868 or .4%, to $2,435,342 from $2,425,474 during the three months ended March 31, 2006. Due to the correction of an error, the net sales for the three months ended March 31, 2006 increased by $73,761 from $2,351,713 to $2,425,474. See Part I, Note 16 for a description of the reported change.

In late February 2007, we launched a new division and product. Saba weight loss features the Borojo fruit, a fruit which offers essential amino acids for the body, as well as our exclusive formula of adaptogens, which help diminish the impact of physical, mental and emotional stress. Saba weight loss accounted for $92,600 of the first quarter net sales.

Our cost of sales during the three months ended March 31, 2007 decreased $8,449, or .5%, to $1,556,705 from $1,565,154 during the same period in 2006. Total cost of sales, as a percentage of net sales, decreased to 63.9% during the three months ended March 31, 2007 from 64.5% during the same period in 2006. The decrease in cost of sales resulted from:

•	A decrease of approximately $22,900 in associate commissions and bonuses; and

•	A decrease of approximately $10,000 in the shipping costs.

The decrease in cost of sales was partially offset by:

•	An increase of approximately $24,000 in cost of products.

The factors discussed above resulted in an increase in gross profit of $18,317, or 2.1%, to $878,637 for the three months ended March 31, 2007 from $860,320 for the same period in 2006.

Marketing expenses increased $141,852, or 100.5%, to $282,996 during the three months ended March 31, 2007, from $141,144 during the same period in 2006. The increase in expense was primarily attributable to:

•	An increase in promotional cost of approximately $78,000, related primarily to the 2007 national convention; and

•	An increase in professional services of approximately $125,000 related to consulting fees for the branding of the new SABA division.

The increase in marketing expense was partially offset by:

•	A decrease in employee costs of approximately $37,000 related to reductions in staff; and

•	A decrease in travel costs of approximately $21,000 related to outside travel of marketing.

Administrative expense increased $207,945 or 30.2%, to $897,465 during the three months ended March 31, 2007 from $689,520 during the same period of 2006. The increase in expense was primarily attributable to:

•	An increase in employee costs of approximately $103,000 related primarily to two additional executive headcount and vehicle allowance bonuses for executives;

•	An increase in professional expenses of approximately $23,000 related to a consulting agreement and staff recruitment fees;

•	An increase in amortization expense of approximately $43,000 due to deferred financing costs related to the debt;

•	An increase in promotional expenses of approximately $37,000 related to website expenses; and

•	An increase in general and administrative expense of approximately $14,000 related to postage, supplies, telephone, etc.

The marketing and administrative expenses as a percentage of net sales increased to 36.9% during the three months ended March 31, 2007 from 28.4% during the same period in 2006.

Our net other income (reduced by other expense) decreased by $179,675 to net other expense of ($116,169) at March 31, 2007, from net other income of $63,506 during the same period in 2006, primarily due to:

•	A decrease in gain on sale of assets of approximately $47,000 related to the sale of motorcoach and an excess vehicle in 2006; and

•	An increase in interest expense of approximately $161,000 related to the Laurus debt executed in 2006.

The decrease in net other income was partially offset by:

•	A increase in interest income of approximately $8,000 related to the notes receivables; and

•	An increase in other income of approximately $15,000 related to the collection of a class action suit settlement.

Our income (loss) from continuing operations before taxes decreased $511,155 to a net loss of ($417,993) for the three months ended March 31, 2007, compared to net income of $93,162 during the same period in 2006. Income (loss) from continuing operations before taxes as a percentage of net sales was (17.2%) and 3.8% for the three months ended March 31, 2007 and 2006, respectively. Income tax benefit for the first quarter 2007 and 2006 was, $0. Our net income (loss) from continuing operations decreased $511,1555 to net loss of ($417,993) for the three months ended March 31, 2007, from net income of $93,162 for the same period in 2006. This increase was attributable to:

•	The increase in gross profit to $878,637 during 2007 from $860,320 during 2006;

•	The increase in marketing and administrative expense to $1,180,461 during 2007 from $830,664 during 2006; and

•	The decrease in other income (expense) to expense of ($116,169) during 2007 from income of $63,506 during 2006.

Net income (loss) from continuing operations as a percentage of net sales decreased to (17.2%) for the three months ended March 31, 2007, from 3.8% during the same period in 2006.

Net loss increased $167,786 to $410,339 for the three months ended March 31, 2007, compared to $242,553 for the same period of 2006. This increase was primarily the result of amortization of the valuation discount and deferred financing costs related to the financing closed in the second quarter of 2006.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company’s management is currently reviewing this new standard to determine its effects, if any, on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, which provides entities with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company’s management is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

Liquidity and Capital Resources

Our primary source of liquidity has been cash provided by sales of our common stock and marketable securities. At March 31, 2007, we had a working capital deficit of ($738,505), compared to a working capital deficit of ($252,426) at December 31, 2006. Our working capital needs over the next 12 months consist primarily of marketing and administrative expenses and debt service requirements. As discussed below and in Note 5 of the Notes to the Consolidated Financial Statements, we will be required to make principal payments on the Laurus debt beginning on July 1, 2007, in the amount of $83,333 per month, in addition to the monthly payments of interest that we have been making since July 2006. If certain criteria are met, Laurus is required under the terms of the Note to convert the principal and interest payments into share of our common stock, at a price of $0.51 per share, with no effect on cash flow. To the extent that such conditions are not met, however, or are only partially met, we will be required to make the payments of principal and interest, or some portion thereof, in cash. Additionally, certain restrictions exist on Laurus’ ability to convert the Note into our common stock. Most importantly, Laurus is prohibited from converting the Note or exercising its Warrant if such conversion would result in Laurus beneficially owning more than 4.99% of our common stock. Laurus can waive this restriction upon 61 days’ notice to us. Additionally, this restriction becomes automatically null and void upon an event of default under the Note.

Management believes our working capital needs over the next 12 months will be provided by our operating activities and existing cash and cash equivalents. During the three months ended March 31, 2007, net cash used in operating activities was ($221,668), net cash provided by investing activities was $287,985 and net cash used in financing activities was ($112,656). This represented a net decrease in cash during the period of ($46,339).

The following have contributed to our current cash and cash equivalent position:

•	Excessive expenses incurred in the Heartland operations; and

•	Recurring losses due to the FDA’s ban on ephedra products.

We have taken the following steps to significantly reduce our cost of sales and marketing, distribution and administrative costs:

•	Reductions in force, encompassing all departments within the Company;

•	The termination of a discount sales program, designed to give customers a cash discount after purchasing a certain dollar amount of product; and

•	The termination of several extra employee benefits, including vehicle allowances and social and country-club privileges.

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

The principal amount of the Note bears interest at a per annum rate equal to the prime rate (as published in the Wall Street Journal from time to time) plus three percent (3.0%); provided, however that the interest rate may not be less than ten percent (10.0%). At March 31, 2007, the interest rate was 11.25%. Interest payments are due monthly beginning July 1, 2006. Principal payments in the amount of $83,333 are due monthly beginning July 1, 2007. The final maturity date of the Note is June 28, 2009 (the “Maturity Date”). Interest expense related to the note was $51,775 for the three months ended March 31, 2007.

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

The Company calculated that the fair value of the Warrants issued to Laurus was $588,452 based upon the relative value of the Black-Scholes valuation of the warrants and the underlying debt amount. The Company determined that the beneficial conversion feature (“BCF”) of the note was $588,452. The value of the warrants issued to Laurus of $588,452 and the $588,452 of calculated BCF have been reflected by the Company as a valuation discount and offset to the face amounts of the Notes. The valuation discount will be amortized into interest expense over the three-year term of the note using the effective interest method. Amortization of discounts for the conversion feature and the warrants resulted in charges to interest expense totaling $104,878 for the three months ended March 31, 2007.

In conjunction with the financing, the Company also incurred fees to various investment advisors that facilitated the transaction. These fees totaled $287,500, of which $127,500 was paid through the issuance of 250,000 shares of our common stock. In addition, the Company issued these advisors warrants to purchase 495,543 shares of common stock at a price of $0.51 per share. The Company calculated that the fair value of the warrants issued to the advisors was $130,770 based upon the relative value of the Black-Scholes valuation of the warrants and the underlying debt amount. The closing costs, fees paid to the advisors, and the value of the warrants issued to the advisors have been reflected as deferred financing costs in the accompanying balance sheet and are being amortized over the life of the loan. Amortization of the deferred financing costs related to the note totaled $43,439, for the three months ended March 31, 2007.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

REGISTRANT:
AMS HEALTH SCIENCES, INC.

By: /S/ ROBIN L. JACOB
Dated: May 10, 2007	Robin L. Jacob, Vice President and Chief Financial Officer
(Duly Authorized Officer of Registrant and Principal Financial Officer)

Index of Exhibits

3.1	The Registrant's Certificate of Incorporation, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the Commission on March 11, 1998.

3.2	The Registrant's Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the Commission on March 11, 1998.

10.1	Stock Option Agreement of Advantage Marketing Systems dated January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.2*	The Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.3*	Employment Agreement by and between Steven G. Kochen and Registrant dated effective as of August 9, 2005, incorporated by reference to Form 8-K filed with the Commission on August 12, 2005.

10.4*	Employment Agreement by and between Jerry W. Grizzle and Registrant dated effective as of January 25, 2006, incorporated by reference to Form 10-KSB filed with the Commission on April 3, 2006.

10.5*	Employment Agreement by and between Robin L. Jacob and Registrant dated effective as of February 12, 2006, incorporated by reference to Form 8-K filed with the Commission on April 12, 2006.

10.6	Consulting Agreement by and between TVC Consulting and Registrant dated effective as of March 1, 2006, incorporated by reference to Form 10-QSB filed with the Commission on May 15, 2006.

10.7	Securities Purchase Agreement dated June 28, 2006 by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.8	Secured Convertible Term Note dated June 28, 2006 by the Company in favor of Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.9	Common Stock Purchase Warrant dated June 29, 2006 by the Company in favor of Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.10	Registration Rights Agreement dated June 28, 2006 by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

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