Form 10QSB
period 2007-06-30
AMS HEALTH SCIENCES INC
filed 2007-08-14
CIK 841866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2007

or

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

On August 10, 2007 we had outstanding 8,515,824 shares of our common stock, $0.0001 par value.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

AMS HEALTH SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE SIX MONTHS ENDED JUNE 30, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the caption “Item 2 – Management’s Discussion and Analysis or Plan of Operation” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “may”, “will”, or “should” or other variations thereon, or by discussions of strategies that involve risks and uncertainties.  Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business and acquisition strategies; changes in the network marketing industry and changes in consumer preferences; competition; availability of key personnel; increasing operating costs; unsuccessful advertising and promotional efforts; changes in brand awareness; acceptance of new product offerings; changes in, or the failure to comply with, government regulations (especially food and drug laws and regulations); product liability matters; our ability to obtain financing for future acquisitions and other factors. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements were made.

_____________________PART I –FINANCIAL INFORMATION______________________

Item 1. FINANCIAL STATEMENTS

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30,	December 31,
ASSETS	2007	2006
	(Unaudited)
CURRENT ASSETS:
Cash	$285,977	$269,726
Marketable securities, available for sale, at fair value	-	793,183
Receivables	14,577	44,576
Inventory, net	655,470	700,664
Other assets	76,083	77,319
Current assets of discontinued operations	2,139	110,521
Total current assets	1,034,246	1,995,989
RESTRICTED SECURITIES	80,565	78,723
RECEIVABLES	26,134	28,374
PROPERTY AND EQUIPMENT, net	2,556,231	2,794,393
COVENANTS NOT TO COMPETE and other intangibles, net	285,645	324,553
OTHER ASSETS	370,985	457,344
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	1,176,841	1,253,480
TOTAL	$5,530,647	$6,932,856
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$80,652	$559,920
Accrued commissions and bonuses	261,426	268,717
Accrued other expenses	272,983	400,204
Accrued sales tax liability	224,418	200,481
Deferred compensation	97,889	96,378
Notes payable	757,542	257,542
Capital lease obligations	95,404	104,591
Current liabilities of discontinued operations	313,116	360,582
Total current liabilities	2,103,430	2,248,415
LONG-TERM LIABILITIES:
Notes payable	355,012	625,220
Capital lease obligations	45,514	95,527
Deferred compensation	236,566	281,101
Lease abandonment liability	4,059	55,123
Liabilities of discontinued operations	1,416,519	1,570,359
Total liabilities	4,161,100	4,875,745
COMMITMENT AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Common stock - $.0001 par value; authorized 495,000,000 shares; issued 9,107,419 and 9,107,419 shares; outstanding 8,515,824 and 8,515,824 shares, respectively	905	905
Paid-in capital	23,653,311	23,609,734
Notes receivable for exercise of options	(31,000)	(31,000)
Accumulated deficit	(19,620,890)	(18,889,749)
Total capital and accumulated deficit	4,002,326	4,689,890
Less cost of treasury stock (591,595 shares)	(2,632,779)	(2,632,779)
Total stockholders' equity	1,369,547	2,057,111
TOTAL	$5,530,647	$6,932,856
See notes to consolidated financial statements.

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE PERIODS ENDED JUNE 30, 2007 AND 2006
        (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$1,979,288	$2,480,875	$4,414,630	$4,906,349
Cost of sales:
Cost of product	509,646	754,902	1,261,406	1,492,241
Associate commissions	590,627	732,583	1,395,572	1,560,398
Total cost of sales	1,100,273	1,487,485	2,656,978	3,052,639
Gross profit	879,015	993,390	1,757,652	1,853,710

Marketing and administrative expenses:
Marketing	99,531	101,851	382,527	242,995
Administrative	916,440	765,564	1,813,905	1,455,084
Total marketing and administrative expenses	1,015,971	867,415	2,196,432	1,698,079
Income (loss) from operations	(136,956)	125,975	(438,780)	155,631
Other income (expense):
Interest and dividends, net	(175,814)	5,246	(318,988)	9,088
Other , net	12,187	(15,704)	39,192	43,959
Total other income (expense)	(163,627)	(10,458)	(279,796)	53,047
Income (loss) from continuing operations before taxes	(300,583)	115,517	(718,576)	208,678
Income tax expense (benefit)	-	-	-	-
Income (loss) from continuing operations	(300,583)	115,517	(718,576)	208,678
Discontinued operations (Note 13)
Loss from discontinued operations, net of tax	(20,091)	(185,517)	(12,437)	(521,232)
Net loss	$(320,674)	$(70,000)	$(731,013)	$(312,554)

Net loss per share:
Basic:
Income (loss) from continuing operations	$(0.04)	$0.01	$(0.08)	$0.03
Loss from discontinued operations net of tax	-	(0.02)	-	(0.07)
Net loss per share	$(0.04)	$(0.01)	$(0.08)	$(0.04)

Diluted:
Income (loss) from continuing operations	$(0.04)	$0.01	$(0.08)	$0.03
Loss from discontinued operations net of tax	-	(0.02)	-	(0.07)
Net loss per share	$(0.04)	$(0.01)	$(0.08)	$(0.04)

Shares used in computing net loss per share:
Basic	8,562,113	7,545,708	8,515,824	7,545,708
Diluted	8,562,113	7,547,324	8,515,824	7,555,868

See notes to consolidated financial statements.

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
        (UNAUDITED)
	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(731,013)	$(312,554)

Adjustments to reconcile net loss to net cash used in operating activities
Net loss from discontinued operations	12,437	521,232
Depreciation and amortization	287,929	333,466
Amortization of note valuation discount	229,793	-
Bad debt recovery	(7,572)	(15,590)
Stock option compensation expense	43,577	4,794
Gain on sale of assets	(2,492)	(42,530)
Gain on sale of lease cancellation	(120,755)	-
Realized gain on sale of marketable securities	-	14,126
Changes in operating assets and liabilities:
Receivables	31,598	(30,094)
Inventory	45,194	231,154
Other assets	6,782	(34,059)
Accounts payable and accrued expenses	(482,029)	(271,897)
Lease abandonment liability	(38,252)	(36,585)
Deferred compensation	(43,023)	(14,570)
Net operating activities of discontinued operations	113,305	(394,828)
Net cash used in operating activities	(654,521)	(47,935)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(27,432)	(133,435)
Sales of property and equipment	13,000	72,235
Receipts on notes receivable	8,213	19,078
Purchase of marketable securities, available for sale	-	(283,766)
Sales of marketable securities, available for sale	791,342	404,452
Net investing activities of discontinued operations	73,326	12,970
Net cash provided by investing activities	858,449	91,534

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	-	(203,500)
Net proceeds from issuance of notes	-	1,897,000
Principal payment on capital lease obligations	(59,200)	(46,190)
Deferred financing fees paid	-	(160,000)
Net financing activities of discontinued operations	(128,477)	(94,193)
Net cash provided by (used in) financing activities	(187,677)	1,393,117

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,251	1,436,716
CASH AND CASH EQUIVALENTS, BEGINNING	269,726	118,805
CASH AND CASH EQUIVALENTS, ENDING	$285,977	$1,555,521
See notes to consolidated financial statements.

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
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

Equity Compensation Plans

During 1995, the Company approved the 1995 Stock Option Plan (the "1995 Plan"), which provides for the grant of (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and (iv) incentive stock options with stock appreciation rights attached.  The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value (the “Common Stock”), for issuance under the Plan.  The Plan limits participation to employees, independent contractors and consultants; however, only employees may be granted incentive stock options under the 1995 Plan.  Non-employee directors are excluded from participation in the 1995 Plan.  The option price for shares of stock subject to the 1995 Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the fair market value of the stock on the date of grant in the case of nonqualified stock options and 100% of the fair market value of the stock on the date of grant in the case of incentive stock options.  No stock options may be exercised within nine months from the date of grant, unless under a plan exception, nor more than ten years after the date of grant.  The 1995 Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise.  The fair value of stock appreciation rights is charged to compensation expense.   The stock appreciation right is not separable from the underlying stock option originally granted and can only be exercised in tandem with the stock option.  No stock appreciation rights are attached to any options outstanding.  At June 30, 2007, no shares were available for future grants under the 1995 Plan.  Outstanding options granted under the 1995 Plan have an exercise price equal to the fair market value on the date of grant, are fully vested at June 30, 2007, and generally expire ten years after grant date.

During 2003, the Company approved the 2003 Stock Incentive Plan (the “2003 Plan”), which provides for the grant of (i) nonqualified stock options, (ii) incentive stock options, and (iii) restricted stock.  The Company has reserved 2,000,000 shares of Common Stock for issuance under the 2003 Plan.

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
        (UNAUDITED)

The 2003 Plan limits participation to employees, independent contractors, and consultants; however, only employees may be granted incentive stock options under the 2003 Plan.  The option price for shares of stock subject to the 2003 Plan is set by the Compensation Committee of the Board of Directors at a price not less than the fair market value of the Common Stock on the date of grant.  No stock options may be exercised within six months from the date of grant, unless under a plan exception, nor more than ten years after the date of grant.  At June 30, 2007, no shares were available for future grants under the 2003 Plan.  Outstanding options granted under the 2003 Plan have an exercise price equal to the fair market value on the date of grant, are fully vested at June 30, 2007, and generally expire ten years after grant date.

During 2006, the Company approved the 2006 Long-Term Incentive Plan (the “2006 Plan”), which provides for the grant of (i) nonqualified stock options, (ii) incentive stock options, (iii) restricted stock, (iv) stock appreciation rights, and (v) performance units.  The Company has reserved 5,000,000 shares of the Company's Common Stock for issuance under the 2006 Plan.  The 2003 Plan limits participation to employees and non-employee Directors; however, only employees may be granted incentive stock options under the 2006 Plan.  The option price for shares of stock subject to the 2006 Plan is set by the Compensation Committee of the Board of Directors at a price not less than the fair market value of the Common Stock on the date of grant.  No stock options may be exercised more than ten years after the date of grant.

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.  The fair value of options granted during the three and six months ended June 30, 2007 and 2006 were calculated using the following estimated weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected volatility	80.51%	76.10%	80.51%	76.10%
Expected term (in years)	5	5	5	5
Risk-free interest rate	4.79%	4.64%	4.79%	4.35%
Expected dividend yield	0%	0%	0%	0%

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

Share-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2007 and 2006 was $17,068, and $1,857, respectively.  Share-based compensation expense recognized for the six months ended June 30, 2007 and 2006 was $43,577 and $4,773, respectively.

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
        (UNAUDITED)

Option Activity

A summary of the activity under the Company’s stock options plans for the six-month period ended June 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	2,715,009	$ 2.42
Granted	300,000	$ 0.65		$ 1,000
Exercised	-	-		-
Expired	(104,250)	$ 0.65		-
Canceled	(50,000)	$ 1.78		-
Options outstanding at June 30, 2007	2,860,759	$ 2.28	4.63	$ 13,000
Option exercisable at June 30, 2007	2,090,759	$ 2.53	4.47	$ -
Options vested and options expected to vest at June 30, 2007	2,860,759	$ 2.28	4.63	$ -

*The Company’s CEO, Jerry Grizzle was granted 250,000 stock options in 2006 as an incentive to join the Company.  These options were outside a Company incentive plan.

The total grant-date fair value of stock options that became fully vested during the six months ended June 30, 2007 was $43,577.  As of June 30, 2007 there was $276,762 of total unrecognized compensation cost, net of tax and estimated forfeitures, related to unvested share-based awards, which is expected to be recognized over a period of 3.38 years.

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

In connection with the Heartland Cup acquisition, the Company has pledged marketable securities in the amount of $80,565 as restricted cash against one of the notes payable.

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
        (UNAUDITED)

5.	DEBT

The secured financing consists of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Laurus term note	$2,000,000	$2,000,000
Partial conversion, issuance of 350,000 shares	(159,125)	(159,125)
Valuation discount	(1,176,904)	(1,176,904)
Accretion of discount to interest expense	448,583	218,791
Total secured financing	$1,112,554	$882,762

Current	$757,542	$257,542
Long-term	$355,012	$625,220

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

The principal amount of the Note bears interest at a per annum rate equal to the prime rate (as published in the Wall Street Journal from time to time) plus three percent (3.0%); provided, however that the interest rate may not be less than ten percent (10.0%).  At June 30, 2007, the interest rate was 11.25%.  Under the terms of the Note, interest payments are due monthly beginning July 1, 2006, and principal payments in the amount of $83,333 are due monthly beginning July 1, 2007.  Under the terms of the Note, the monthly payments of interest and/or principal (the “Monthly Amount”) due on the Note are convertible into shares of the Company’s Common Stock at a price of $0.51 per share, subject to anti-dilution adjustments, if the following criteria are met: (i) the average closing price of the Common Stock for the five (5) days preceding the payment date is greater than or equal to 11.5% of the Fixed Conversion Price (defined below) and (ii) the amount of such conversion does not exceed twenty five percent (25%) of the aggregate dollar trading volume of the Common Stock for the period of 22 trading days immediately preceding such payment date.  If subsection (i) above is met but subsection (ii) above is not met as to the entire Monthly Amount, then Laurus is required to convert only such part of the Monthly Amount that meets the criteria of subsection (ii).   In October 2006, Laurus converted $159,125 of principal to Common Stock, effectively delaying the first required principal payment under the Note to September 1, 2007.  The final maturity date of the Note is June 28, 2009 (the “Maturity Date”).  Interest expense related to the note was $52,350 and $104,124 for the three and six months ended June 30, 2007, respectively.

The Company has agreed to register all of the shares that are issuable upon conversion of the Note and exercise of the 2,272,727 Warrants.  The Company has granted Laurus a right of first refusal with respect to any debt or equity financings.

The Company calculated that the fair value of the Warrants issued to Laurus was $588,452 based upon the relative value of the Black-Scholes valuation of the warrants and the underlying debt amount.  The Company determined that the beneficial conversion feature (“BCF”) of the Note was $588,452.  The value of the Warrants issued to Laurus of $588,452 and the $588,452 of calculated BCF have been

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
        (UNAUDITED)

reflected by the Company as a valuation discount and offset to the face amounts of the Note.  The valuation discount will be amortized into interest expense over the three-year term of the Note using the effective interest method.  Amortization of discounts for the conversion feature and the Warrants resulted in charges to interest expense totaling $124,915 and $229,793 for the three and six months ended June 30, 2007, respectively.

In conjunction with the financing, the Company also incurred fees to various investment advisors that facilitated the transaction.  These fees totaled $287,500, of which $127,500 was paid through the issuance of 250,000 shares of Common Stock.  In addition, the Company issued these advisors warrants to purchase 495,543 shares of Common Stock at a price of $0.51 per share.  The Company calculated that the fair value of the Warrants issued to the advisors was $130,770 based upon the relative value of the Black-Scholes valuation of the Warrants and the underlying debt amount.  The closing costs, fees paid to the advisors and the value of the Warrants issued to the advisors have been reflected as deferred financing costs in the accompanying balance sheet and are being amortized over the life of the loan.  Amortization of the deferred financing costs related to the Note totaled $43,439 and $86,878 for the three and six months ended June 30, 2007, respectively.

6.	LOSS PER SHARE

“Loss per common share – basic” is computed based upon net loss divided by the weighted average number of common shares outstanding during each period.  “Loss per common share – assuming dilution” is computed based upon net loss divided by the weighted average number of common shares outstanding during each period adjusted for the effect of dilutive potential common shares calculated using the treasury stock method.

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
        (UNAUDITED)

The following is a reconciliation of the common shares used in the calculations of loss per common share – basic and loss per common share – assuming dilution:

	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Weighted average common shares outstanding:
For the three months ended June 30, 2007:
Loss per common share:
Loss available to common stockholders	$(320,674)	8,562,113	$(0.04)
Loss per common share – assuming dilution:
Options	-	-
Loss available to common stockholders plus assumed conversions	$(320,674)	8,562,113	$(0.04)

For the three months ended June 30, 2006:
Loss per common share:
Loss available to common stockholders	$(70,000)	7,545,708	$(0.01)
Loss per common share – assuming dilution:
Options	-	1,616
Loss available to common stockholders plus assumed conversions	$(70,000)	7,547,324	$(0.01)

For the six months ended June 30, 2007:
Loss per common share:
Loss available to common stockholders	$(731,013)	8,515,824	$(0.08)
Loss per common share – assuming dilution:
Options	-	-
Loss available to common stockholders plus assumed conversions	$(731,013)	8,515,824	$(0.08)

For the six months ended June 30, 2006:
Loss per common share:
Loss available to common stockholders	$(312,554)	7,545,708	$(0.04)
Loss per common share – assuming dilution:
Options	-	10,160
Loss available to common stockholders plus assumed conversions	$(312,554)	7,555,868	$(0.04)

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
        (UNAUDITED)

Options to purchase 2,860,759 shares of Common Stock at exercise prices ranging from $0.51 to $6.00 per share were outstanding for the three and six months ended June 30, 2007, but were not included in the computation of income (loss) per common share – assuming dilution because there was a net loss for the period then ended and inclusion of such options is anti-dilutive.

Options to purchase 2,350,009 shares of Common Stock at exercise prices ranging from $1.30 to $6.00 per share were outstanding for the three and six months ended June 30, 2006, but were not included in the computation of income (loss) per common share – assuming dilution because there was a net loss for the period then ended and inclusion of such options is anti-dilutive.

7.	DEFERRED TAXES

On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets.  Valuation allowances have been established for certain operating loss and credit carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices and costs. The outlook for determination of this allowance is calculated on the Company’s historical taxable income, its expectations for the future based on a rolling twelve quarters, and available tax-planning strategies.  Based on this determination, management does not expect that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as offsets to the tax consequences of future taxable income.  As such, a valuation allowance was provided for the entire deferred tax asset of approximately $6,000,000 at June 30, 2007.  The Company’s effective tax rate differs from its statutory tax rate for the three months ended June 30, 2007 and 2006, due to the tax valuation allowance.  The Company has net operating loss carryforwards of approximately $14,000,000 available to reduce future taxable income, which will begin to expire in 2021.

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
      FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
        (UNAUDITED)

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

Anti-DSHEA Proposed Legislation.  Finally, as the press, the FDA, and members of Congress and of the supplement industry have all predicted, the very issuance of the final rule (ban) on ephedra has caused Congress to rethink the Dietary Supplement Health and Education Act of 1994, or DSHEA, specifically as to how safety in supplements may be ensured, and also as to whether specific categories of dietary ingredients should not be permitted at all.  In particular, there is growing sentiment (including from one herbal trade association) to make Adverse Event Reporting (AERs) mandatory for all manufacturers and marketers of dietary supplements, so that the FDA may take action more quickly than it did on ephedra, when a harmful herb or other ingredient is suspected.  Since February 2003, there have been several bills proposed in Congress that would amend DSHEA, make safety safeguards stricter, even approaching the rigor and reporting required for FDA-regulated drugs.  Some examples are as follows:

S. 722– The Dietary Supplement Safety Act was introduced by Senator Richard Durbin in March 2003, and would greatly undermine DSHEA, especially Section 4 regarding safety, giving the FDA new powers of oversight and blanket authority over whole categories of supplements, including stimulants.  Stimulants are used in many weight loss products, including some of our supplements.  To the best of our knowledge, this bill and the bill described below (though perhaps under different numbers) are still pending.

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
      FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
        (UNAUDITED)

NNFA—have both been actively lobbying against any bills that would require or lead to unreasonable restraints on the manufacture, labeling, and marketing of dietary supplements.

Product Liability - AMS, like other marketers of products that are intended to be ingested, face an inherent risk of exposure to product liability claims in the event that the use of their products results in injury.  The Company has limited product liability insurance with coverage limits of $1.0 million per occurrence and $2.0 million aggregate.  All of AMS’ product manufacturers carry product liability insurance, which covers the Company’s products.  Such product claims against the Company could adversely affect product sales, results of their operations, financial condition and the value of common stock.

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

Employment Agreements - In January 2006, the Company entered into a written employment agreement with Jerry W. Grizzle, the Company’s Chairman of the Board, President and Chief Executive Officer.  The contract was originally for a two-year term, commencing January 25, 2006, followed by two successive one-year terms.  On April 2, 2007, the Board of Directors extended the Initial Term of Jerry Grizzle’s employment agreement from January 25, 2008 to January 25, 2010.  Mr. Grizzle’s base salary is $150,000 per year for the first year of the employment agreement, $200,000 for the second year and $250,000 for each year thereafter.  Additionally, Mr. Grizzle will be eligible to receive certain performance-based incentive bonuses.  On February 15, 2006, the Company granted Mr. Grizzle options to purchase 250,000 shares of Common Stock with an exercise price of $0.62 per share, which was the closing price of the Company’s Common Stock on that day.  The options vest in five equal annual installments beginning February 15, 2007, and expire February 15, 2016.  In the event the Company terminates Mr. Grizzle without cause, he will receive certain severance pay based upon his length of employment with the Company.

In April 2006, the Company entered into a written employment agreement with Robin L. Jacob, the Company’s Vice President, Secretary, Treasurer and Chief Financial Officer.  The contract is for a two-year term, commencing February 12, 2006, followed by two successive one-year terms unless either party elects not to renew the Agreement.  Ms. Jacob’s base salary is $100,000 per year for the first year of her employment agreement, $112,500 for the second year and $125,000 for each year thereafter.  Additionally, she is eligible to receive certain performance-based incentive bonuses.  The Company granted Ms. Jacob options to purchase 150,000 shares of Common Stock at an exercise price of $0.64 per share, which was the closing price of the Common Stock on June 30, 2006, the last trading day prior to the date the options were granted.  The options vest in five equal annual installments beginning April 1, 2007, and expire April 1, 2016.  In the event the Company terminates Ms. Jacob without cause, she will receive certain severance pay based upon her length of employment with the Company.

In September 2006, the Company entered into a written employment agreement with Dennis P. Loney, the Company’s Vice President of Operations.  The contract is for a two-year term, commencing

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
        (UNAUDITED)

September 19, 2006, followed by two successive one-year terms unless either party elects not to renew the Agreement.  Mr. Loney’s base salary is $106,000 per year for the first year of his employment agreement, $112,500 for the second year and $125,000 for each year thereafter.  Additionally, he is eligible to receive certain performance-based incentive bonuses.  The Company granted Mr. Loney options to purchase 150,000 shares of Common Stock at an exercise price of $0.63 per share, which was the closing price of the Common Stock on that day.  The options vest in five equal annual installments beginning September 19, 2007, and expire September 19, 2016.  In the event the Company terminates Mr. Loney without cause, he will receive certain severance pay based upon his length of employment with the Company.

9.	DEFERRED COMPENSATION

In connection with the November 4, 2005 extension of Mr. Hail’s employment agreement, Mr. Hail’s monthly variable salary ceased and was replaced by a fixed supplemental payment, in a gross amount necessary to cover all federal, state, and local taxes and all employment taxes and to pay a net amount of $7,000 per month.

In 2003, the Company made an accrual for the discounted value of the fixed supplemental payments as a distribution and administrative expense.  At June 30, 2007, the discounted value of those fixed supplemental payments was approximately $334,000.  The Company accrues the expense in distribution and administrative expenses.  On February 16, 2006, the Company announced Mr. Hail’s retirement as Chief Executive Officer and Chairman of the Board.

10.	LEASE ABANDONMENT

In January 2004, the Company commenced a relocation of its corporate headquarters from 2601 NW Expressway (the Oil Center), Oklahoma City, Oklahoma to its warehouse and distribution facility.  A portion of the Oil Center was maintained for storage, a portion was maintained for possible relocation of Company personnel due to expansion of the business and a portion was subleased to a third party under a short-term lease.  In September 2004, the Company purchased an existing building adjacent to its corporate headquarters to be used for additional office, warehouse and storage space.  Company management believes the purchased building is sufficient to meet expansion needs, and as such, abandoned the Oil Center location.  In determining lease abandonment, management assumed the continuation of the existing sublease at the current rate.  In addition, a discount rate of 6.5% was used to calculate the present value of current lease payments less sublease revenue.  At June 30, 2007, the lease abandonment accrual was approximately $28,000.

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

On June 30, 2006, the Company adopted a plan to discontinue the operations of its Heartland Cup subsidiary.  On November 15, 2006, the Company entered into certain lease and purchase agreements with Republic Plastics Ltd. (“Republic”) allowing Republic to take over operation of the Heartland Cup plant immediately.  Republic produces Styrofoam products for private label users. Pursuant to the agreements, and effective November 15, 2006, Republic assumed the existing lease for the Heartland Cup plant, purchased all remaining cup contracts with Heartland customers, and executed a two-year equipment lease.

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
        (UNAUDITED)

 The equipment lease includes an option in favor of Republic Plastics to purchase all the equipment utilized in the Heartland Cup operations at a specified price.  The option period begins November 15, 2007 and ends November 15, 2008.  On August 3, 2007 we were notified by Republic of cessation of operations at Heartland.  We are still evaluating the impact to the Company.

The results of operations of discontinued operations for the three and six months ended June 30, 2007 and 2006 are summarized below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Revenues	$0	$207,771	$1,931	$721,217

Loss from operations of discontinued operations	$(20,091)	$(185,517)	$(12,437)	$(501,232)
Estimated cost to sell	-	-	-	(20,000)
Income tax effect	-	-	-	-
Loss from operations of discontinued operations, net of tax	$(20,091)	$(185,517)	$(12,437)	$(521,232)

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
        (UNAUDITED)

The components of assets and liabilities of discontinued operations in the accompanying consolidated balance sheets are as follows:

	June 30,	December 31,
	2007	2006
Current assets of discontinued operations:
Cash	$0	$1,252
Accounts Receivable	0	70,245
Inventory	2,139	39,024
Total	$2,139	$110,521
Noncurrent assets of discontinued operations:
Other assets	$0	$15,431
Property and equipment, net	1,176,841	1,238,049
Total	$1,176,841	$1,253,480

Current liabilities of discontinued operations:
Accounts payable	$0	$41,105
Current portion of long-term debt	293,116	296,477
Other current liabilities	20,000	23,000
Total	$313,116	$360,582

Long-term liabilities of discontinued operations:
Long-term debt	$1,416,519	$1,570,359

In connection with the Heartland acquisition, the Company assumed approximately $2.1 million in Heartland debt.  The loans have varying due dates, interest rates and terms.  The loans are collateralized by inventory, furniture and fixtures of Heartland, along with the Company’s executive offices and warehouse.

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
      FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
        (UNAUDITED)

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

On June 30, 2006, we adopted a plan to cease the Heartland operations.  We included an accrual for discontinued operations in the first quarter of 2006.  On November 15, 2006, we entered into certain lease and purchase agreements with Republic Plastics Ltd. allowing Republic to take over operation of the Heartland plant immediately.  Republic produces Styrofoam products for private label users.  Pursuant to the Agreements, and effective November 15, 2006, Republic assumed the existing lease for the Heartland plant, purchased all remaining cup contracts with Heartland customers, and executed a two-year equipment lease.  The equipment lease includes an option in favor of Republic to purchase all the equipment utilized in the Heartland operations at a specified price.  The option period begins November 15, 2007 and ends November 15, 2008.  On August 3, 2007 we were notified by Republic of cessation of operations at Heartland.  We are still evaluating the impact to the Company.  We are also exploring strategic acquisitions of network marketing companies with profitable, sustained operations.

In February 2007, we introduced a new product offering, SABA, that we believe will be the replacement for the ephedra product banned in 2004.

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
        (UNAUDITED)

On June 28, 2006, the Company completed a $2,000,000 private placement financing through the sale of secured convertible notes to Laurus Master Fund Ltd.  The net proceeds of the funding were used primarily for sales and marketing.  For a full description of the terms of the note, see Note 6 to Consolidated Financial Statements.

14.	CORRECTION OF ERROR IN REPORTING NET SALES

In the fourth quarter of 2006 it was discovered that the net sales were not being recorded correctly due to an error in system reports.  The error was corrected and an adjustment was made in the fourth quarter of 2006.  The comparative figures for 2006 have been changed to reflect this correction of error in the financial statements for the three and six months ended June 30, 2007.

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

16.	SUBSEQUENT EVENT

On August 3, 2007, we were notified by Republic Plastics, LLC, the lessee of Heartland Cup, that Republic had ceased the operations at Heartland.  We are still evaluating the total impact this will have to the Company.

******

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
AMS Health Sciences, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of AMS Health Sciences, Inc. and Subsidiaries as of June 30, 2007, and the related consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements, as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006,  for them to be in conformity with accounting principles generally accepted in the United States of America.

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
August 13, 2007

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

As described in Footnote 13 to the Financial Statements, we have made the decision to sell or cease operations at Heartland Cup.  As such, our consolidated financial statements reflect Heartland Cup as a discontinued operation.  As described in Part II, Item 1. Legal Proceedings, we have filed suit against Truett McCarty in the District Court of Oklahoma County, State of Oklahoma relating to our acquisition of Heartland.  We believe that Mr. McCarty has both defrauded us regarding the financial conditions and results of operations of Heartland, as well as breached certain representations and warranties in the Stock Purchase Agreement relating to the Heartland acquisition.  It is our belief that, had we been aware of the true facts and circumstances regarding Heartland’s financial condition and historical results of operations, we would not have purchased Heartland.  We presently believe that the dedication of our time and attention to Heartland is neither in our or our stockholders’ best interests.  As a result, we have discontinued the Heartland operations.  On November 15, 2006, we entered into certain lease and purchase agreements with Republic Plastics Ltd. (“Republic”), allowing Republic to take over operation of the Heartland plant immediately.  Republic produces Styrofoam products for private label users.  Pursuant to the agreements, and effective November 15, 2006, Republic assumed the existing lease for the Heartland plant, purchased all remaining cup contracts with Heartland customers, and executed a two-year equipment lease.  The equipment lease includes an option in favor of Republic to purchase all the equipment utilized in the Heartland operations at a specified price.  The option period begins November 15, 2007 and ends November 15, 2008.  On August 3, 2007 we were notified by Republic of cessation of operations at Heartland.  We are still evaluating the impact to the Company.  Due to the above reasons, any further discussion of Heartland and its operations in this report will be limited to the discussions included in Part I, Item 2. Management’s Discussion and Analysis or Plan of Operation and Part II, Item 1. Legal Proceedings.

On July 28, 2006, our Chief Executive Officer, outlined a strategic plan for our future operations as follows:

·  Sell Heartland Cup.

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

•  Enter the international markets.

In February 2007, we launched a new division, Saba, that included a new binary commission system, allowing associates to choose the existing commission system or the new binary system.  We also introduced new product and business builder videos and printed materials for use by our independent associates in their marketing efforts.  We have also upgraded our back office to provide associates with the most current management tools.

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

We recognize revenue upon shipment of products, training aids and promotional material to our independent associates.  All of our customers pay for sales in advance of shipment.  As such, we have no trade receivables.  Previously, we provided financing to associates, with associate loans repayable in five years or less, and which were secured by commissions controlled by us.  Associate loans are no longer allowed.  Interest rates on loans were typically two percent or more above the Prime rate and were fixed.  All loans were secured by guaranteed payment sources that were within our control, but subject to increases and decreases depending upon associate sales activity.  Management determined that there was a possibility of default on the associate loans.  As such, we have reserved an allowance for doubtful accounts in connection with the associate loans.  At June 30, 2007, the allowance was approximately $111,000.  Total associate loans still outstanding at June 30, 2007 totaled approximately $145,000.

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

We use an asset and liability approach to account for income taxes.  Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities.  A valuation allowance is established if, in management's opinion, it is more likely than not that some portion of the deferred tax asset will not be realized.  All evidence, both positive and negative, is considered to determine whether a valuation allowance is needed for some or all of a deferred tax asset.  Judgment must be used in considering the relative impact of negative and positive evidence.  The more negative evidence that exists, (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed.  Based on the above factors and management’s evaluation, we determined at December 31, 2004, that a valuation allowance should be established for our entire deferred tax asset, which was approximately $6,000,000 at June 30, 2007.

We write down our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions.  If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required.  Likewise, favorable future demand and market conditions could positively impact future operating results if written-off inventory is sold.  At June 30, 2007, we had a marketing inventory obsolescence reserve of approximately $46,000 for estimated obsolete or unsalable inventory.

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

Results of Operations

The following table sets forth, in dollars and as a percentage of net sales, selected results of operations for the three and six months ended June 30, 2007 and 2006.  The selected results of operations are derived from our unaudited consolidated financial statements.  The results of operations for the periods presented are not necessarily indicative of our future operations.

[REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$1,979,288	100.0%	$2,480,875	100.0%	$4,414,630	100.0%	$4,906,349	100.0%
Cost of Sales:
Commissions and bonuses	590,627	29.8	732,583	29.5	1,395,572	31.6	1,560,398	31.8
Cost of products	310,049	15.7	462,935	18.7	792,351	17.9	920,725	18.8
Cost of shipping	199,597	10.1	291,967	11.8	469,055	10.6	571,516	11.6
Total cost of sales	1,100,273	55.6	1,487,485	60.0	2,656,978	60.2	3,052,639	62.2
Gross profit	879,015	44.4	993,390	40.0	1,757,652	39.8	1,853,710	37.8
Marketing and administrative expenses:
Marketing	99,531	5.0	101,851	4.1	382,527	8.7	242,995	5.0
Administrative	916,440	46.3	765,564	30.9	1,813,905	41.1	1,455,084	29.7
Total marketing and administrative expenses	1,015,971	51.3	867,415	35.0	2,196,432	49.8	1,698,079	34.7
Loss from operations	(136,956)	(6.9)	125,975	5.0	(438,780)	(9.9)	155,631	3.1
Other income (expense):
Interest and dividends, net	(175,814)	(8.9)	5,246	0.2	(318,988)	(7.2)	9,088	0.2
Other income (expense)	12,187	0.6	(15,704)	(0.7)	39,192	0.9	43,959	0.9
Total other income (expense)	(163,627)	(8.3)	(10,458)	(0.5)	(279,796)	(6.3)	53,047	1.1
Loss from continuing operations before taxes	(300,583)	(15.2)	115,517	4.5	(718,576)	(16.3)	208,678	4.2
Income tax	-	-	-	-	-	-	-	-
Loss from continuing operations	(300,583)	(15.2)	115,517	4.5	(718,576)	(16.3)	208,678	4.2
Discontinued operations:
Loss from operations of Heartland Cup	(20,091)	(1.0)	(185,517)	(7.5)	(12,437)	(0.3)	(521,232)	(10.6)
Income tax benefit	-	-	-	-	-	-	-	-
Total loss from discontinued operations	(20,091)	(1.0)	(185,517)	(7.5)	(12,437)	(0.3)	(521,232)	(10.6)
Net loss	$(320,674)	(16.2)%	$(70,000)	(3.0)%	$(731,013)	(16.6)%	$(312,554)	(6.4)%

Comparison of the Three Months ended June 30, 2007 and 2006

Our net sales during the three months ended June 30, 2007 decreased $501,587 or 20.2%, to $1,979,288 from $2,480,875 during the three months ended June 30, 2006.   Due to the correction of an error, the net sales for the three months ended June 30, 2006 increased by $82,900 from $2,397,975 to $2,480,875.  See Part I, Note 16 for a description of the reported change.

In late February 2007, we launched a new division and product.  Saba weight loss features the Borojo fruit, a fruit which offers essential amino acids for the body, as well as our exclusive formula of adaptogens, which help diminish the impact of physical, mental and emotional stress.  Saba weight loss accounted for approximately $492,000 of net sales for the three months ended June 30, 2007.

Our cost of sales during the three months ended June 30, 2007 decreased $387,212, or 26.0%, to $1,100,273 from $1,487,485 during the same period in 2006.  Total cost of sales, as a percentage of net sales, decreased to 55.6% during the three months ended June 30, 2007 from 60.0% during the same period in 2006.  The decrease in cost of sales resulted from:

•	A decrease of approximately $142,000 in associate commissions and bonuses;

•	A decrease of approximately $153,000 in cost of products; and

•	A decrease of approximately $92,000 in the shipping costs.

The factors discussed above resulted in a decrease in gross profit of $114,375, or 11.5%, to $879,015 for the three months ended June 30, 2007 from $993,389 for the same period in 2006.

Marketing expenses decreased $2,320, or 2.3%, to $99,531 during the three months ended June 30, 2007, from $101,851 during the same period in 2006.  The decrease in expense was primarily attributable to:

•	A decrease in employee costs of approximately $28,000 related to reductions in staff.

•	The decrease in marketing expense was partially offset by:

•	An increase in professional services of approximately $12,000 related to consulting fees ;

•	An increase in travel expense of approximately $3,400 due to more outside travel;

•	An increase in promotional cost of approximately $1,300; and

•	An increase in general and administrative expense of approximately $9,000 related to postage, supplies, telephone, etc.

Administrative expense increased $150,876 or 19.7%, to $916,440 during the three months ended June 30, 2007 from $765,564 during the same period of 2006.  The increase in expense was primarily attributable to:

•	An increase in employee costs of approximately $35,000 related primarily to option expense under FAS 123R;

•	An increase in shareholder relations expense of approximately $50,000 related to the annual shareholder’s meeting;

•
An increase in rent and insurance expense of approximately $51,000 related to a correction in 2006 related to the lease abandonment accrual and the addition of director and officer liability insurance; and

•	An increase in general and administrative expense of approximately $43,000 related to postage, supplies, telephone, etc.

•	The increase in administrative expense was partially offset by:

•	A decrease in professional services of approximately $22,000 related primarily to consulting services;

•	A decrease in promotional expenses of approximately $16,000; and

•	A decrease in travel expense of approximately $4,300.

The marketing and administrative expenses as a percentage of net sales increased to 51.3% during the three months ended June 30, 2007 from 35.0% during the same period in 2006.

Our net other expense (reduced by other income) increased by $153,169 to net other expense of $163,627 at June 30, 2007, from net other expense of $10,458 during the same period in 2006, primarily due to:

•	An increase in interest expense of approximately $181,000 related to the Laurus debt executed in 2006.

•	The increase in interest expense was partially offset by:

•	An increase in gain on sale of assets of approximately $6,000 related to the sale of an excess vehicle;

•	A increase in gain on sale of marketable securities of approximately $14,000; and

•	An increase in other income of approximately $9,000 related to the collection of notes receivable previously written off.

Our net income (loss) from continuing operations decreased $416,099 to net loss of ($300,583) for the three months ended June 30, 2007, from net income of $115,517 for the same period in 2006. This decrease was attributable to:

•	The decrease in gross profit to $879,015 during 2007 from $993,390 during 2006;

•	The increase in marketing and administrative expenses to $1,015,971 during 2007 from $867,415 during 2006; and

•	The increase in other expense to $163,627 during 2007 from $10,458 during 2006.

Net income (loss) from continuing operations as a percentage of net sales decreased to (15.2%) for the three months ended June 30, 2007, from 4.5% during the same period in 2006.

Net loss increased $250,674 to $320,674 for the three months ended June 30, 2007, compared to $70,000 for the same period of 2006.  This increase was primarily the result of amortization of the valuation discount and deferred financing costs related to the financing closed in the second quarter of 2006.

Comparison of the Six Months ended June 30, 2007 and 2006

Our net sales during the six months ended June 30, 2007 decreased $491,719 or 10.0%, to $4,414,630 from $4,906,349 during the six months ended June 30, 2006.   Due to the correction of an error, the net sales for the six months ended June 30, 2006 increased by $156,661 from $4,749,688 to $4,906,349.  See Part I, Note 16 for a description of the reported change.

In late February 2007, we launched a new division and product.  Saba weight loss features the Borojo fruit, a fruit which offers essential amino acids for the body, as well as our exclusive formula of adaptogens, which help diminish the impact of physical, mental and emotional stress.  Saba weight loss accounted for approximately $644,000 of net sales for the six months ended June 30, 2007.

Our cost of sales during the six months ended June 30, 2007 decreased $395,661, or 13.0%, to $2,656,978 from $3,052,639 during the same period in 2006.  Total cost of sales, as a percentage of net sales, decreased to 60.2% during the six months ended June 30, 2007 from 62.2% during the same period in 2006.  The decrease in cost of sales resulted from:

•	A decrease of approximately $165,000 in associate commissions and bonuses;

•	A decrease of approximately $128,000 in cost of products; and

•	A decrease of approximately $102,000 in shipping costs.

The factors discussed above resulted in a decrease in gross profit of $96,058, or 5.2%, to $1,757,652 for the six months ended June 30, 2007 from $1,853,710 for the same period in 2006.

Marketing expenses increased $139,532, or 57.4%, to $382,527 during the six months ended June 30, 2007, from $242,995 during the same period in 2006.  The increase in expense was primarily attributable to:

•	An increase in promotional cost of approximately $80,000, related primarily to the 2007 national convention;

•	An increase in professional services of approximately $137,000 related to consulting fees for the branding of the new SABA division; and

•	An increase in general and administrative expense of approximately $6,000 related to postage, supplies, telephone, etc.

•	The increase in marketing expense was partially offset by:

•	A decrease in employee costs of approximately $66,000 related to reductions in staff; and

•	A decrease in travel costs of approximately $19,000 related to outside travel of marketing.

Administrative expense increased $358,821 or 24.7%, to $1,813,905 during the six months ended June 30, 2007 from $1,455,084 during the same period of 2006.  The increase in expense was primarily attributable to:

•	An increase in employee costs of approximately $139,000 related primarily option expense under FAS 123R and employee vacation liability adjustment;

•	An increase in shareholder relations expense of approximately $56,000 related the annual shareholder meeting;

•
An increase in rent and insurance expenses of approximately $48,000 related to a correction in 2006 related to the lease abandonment accrual and the addition of director and officer liability insurance;

•	An increase in amortization expense of approximately $41,000 due to deferred financing costs related to the debt;

•	An increase in promotional expenses of approximately $21,000 related to website expenses; and

•	An increase in general and administrative expense of approximately $56,000 related to postage, supplies, telephone, etc.

The marketing and administrative expenses as a percentage of net sales increased to 49.8% during the six months ended June 30, 2007 from 34.7% during the same period in 2006.

Our net other income (reduced by other expense) decreased by $332,843 to net other expense of ($279,796) at June 30, 2007, from net other income of $53,047 during the same period in 2006, primarily due to:

•	A decrease in gain on sale of assets of approximately $40,000 related to the sale of motorcoach and an excess vehicle in 2006; and

•	An increase in interest expense of approximately $342,000 related to the Laurus debt executed in 2006.

•	The increase in net other expense was partially offset by:

•	An increase in gain on sale of marketable securities of approximately $14,000; and

•	An increase in interest income of approximately $10,000 related to the notes receivables; and

•	An increase in other income of approximately $24,000 related to the collection of notes receivable previously written off.

Our net income (loss) from continuing operations decreased $927,254 to net loss of ($718,576) for the six months ended June 30, 2007, from net income of $208,678 for the same period in 2006. This increase was attributable to:

•	The decrease in gross profit to $1,757,652 during 2007 from $1,853,710 during 2006;

•	The increase in marketing and administrative expense to $2,196,432 during 2007 from $1,698,079 during 2006; and

•	The change in other income (expense) to expense of ($279,796) during 2007 from income of $53,047 during 2006.

Net income (loss) from continuing operations as a percentage of net sales decreased to (16.3%) for the six months ended June 30, 2007, from 4.2% during the same period in 2006.

Net loss increased $418,459 to $731,013for the six months ended June 30, 2007, compared to $312,554 for the same period of 2006.  This increase was primarily the result of the factors discussed above.

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

Liquidity and Capital Resources

Our primary source of liquidity has been cash provided by sales of our common stock and marketable securities.  At June 30, 2007, we had a working capital deficit of ($1,069,184), compared to a working capital deficit of ($252,426) at December 31, 2006.  Our working capital needs over the next 12 months consist primarily of marketing and administrative expenses and debt service requirements.  As discussed below and in Note 5 of the Notes to the Consolidated Financial Statements, we will be required to make principal payments on the Laurus debt beginning on September 1, 2007, in the amount of $83,333 per month, in addition to the monthly payments of interest that we have been making since July 2006.  If certain criteria are met, Laurus is required under the terms of the Note to convert the principal and interest payments into share of our common stock, at a price of $0.51 per share, with no effect on cash flow.  To the extent that such conditions are not met, however, or are only partially met, we will be required to make the payments of principal and interest, or some portion thereof, in cash.  Additionally, certain restrictions exist on Laurus’ ability to convert the Note into our common stock.  Most importantly, Laurus is prohibited from converting the Note or exercising its Warrant if such conversion would result in Laurus beneficially owning more than 4.99% of our common stock.  Laurus can waive this restriction upon 61 days’ notice to us.  Additionally, this restriction becomes automatically null and void upon an event of default under the Note.

Management believes our working capital needs over the next 12 months will be provided by our operating activities and existing cash and cash equivalents.  However, we have signed a contract with a investment firm to assist in securing additional working capital if needed.  During the six months ended June 30, 2007, net cash used in operating activities was ($654,521), net cash provided by investing activities was $858,448 and net cash used in financing activities was ($187,677).  This represented a net increase in cash during the period of $16,250.

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

On June 30, 2006, we adopted a plan to cease the Heartland operations.  We included an accrual for discontinued operations in the first quarter of 2006.  On November 15, 2006, we entered into certain lease and purchase agreements with Republic Plastics Ltd. allowing Republic to take over operation of the Heartland plant immediately.  Republic produces Styrofoam products for private label users.  Pursuant to the Agreements, and effective November 15, 2006, Republic assumed the existing lease for the Heartland plant, purchased all remaining cup contracts with Heartland customers, and executed a two-year equipment lease.  The equipment lease includes an option in favor of Republic to purchase all the equipment utilized in the Heartland operations at a specified price.  The option period begins November 15, 2007 and ends November 15, 2008.  On August 3, 2007 we were notified by Republic of cessation of operations at Heartland.  We are still evaluating the impact to the Company.  We are also exploring strategic acquisitions of network marketing companies with profitable, sustained operations.

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

The principal amount of the Note bears interest at a per annum rate equal to the prime rate (as published in the Wall Street Journal from time to time) plus three percent (3.0%); provided, however that the interest rate may not be less than ten percent (10.0%).  At June 30, 2007, the interest rate was 11.25%.  Under the terms of the Note, interest payments are due monthly beginning July 1, 2006, and principal payments in the amount of $83,333 are due monthly beginning July 1, 2007.  Under the terms of the Note, the monthly payments of interest and/or principal (the “Monthly Amount”) due on the Note is convertible into shares of the Company’s Common Stock at a price of $0.51 per share, subject to anti-dilution adjustments, if the following criteria are met: (i) the average closing price of the Common Stock for the five (5) days preceding the payment date is greater than or equal to 11.5% of the Fixed Conversion Price (defined below) and (ii) the amount of such conversion does not exceed twenty five percent (25%) of the aggregate dollar trading volume of the Common Stock for the period of 22 trading days immediately preceding such payment date.  If subsection (i) above is met but subsection (ii) above is not met as to the entire Monthly Amount, then Laurus is required to convert only such part of the Monthly Amount that meets the criteria of subsection (ii).   In October 2006, Laurus converted $159,125 of principal to Common Stock, effectively delaying the first required principal payment under the Note to September 1, 2007.  The final maturity date of the Note is

June 28, 2009 (the “Maturity Date”).  Interest expense related to the note was $51,775 for the three months ended June 30, 2007.

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

The Company calculated that the fair value of the Warrants issued to Laurus was $588,452 based upon the relative value of the Black-Scholes valuation of the warrants and the underlying debt amount.  The Company determined that the beneficial conversion feature (“BCF”) of the note was $588,452.  The value of the warrants issued to Laurus of $588,452 and the $588,452 of calculated BCF have been reflected by the Company as a valuation discount and offset to the face amounts of the Notes.  The valuation discount will be amortized into interest expense over the three-year term of the note using the effective interest method.  Amortization of discounts for the conversion feature and the warrants resulted in charges to interest expense totaling $124,916 and $229,793 for the three and six months ended June 30, 2007, respectively.

In conjunction with the financing, the Company also incurred fees to various investment advisors that facilitated the transaction.  These fees totaled $287,500, of which $127,500 was paid through the issuance of 250,000 shares of our common stock.  In addition, the Company issued these advisors warrants to purchase 495,543 shares of common stock at a price of $0.51 per share.  The Company calculated that the fair value of the warrants issued to the advisors was $130,770 based upon the relative value of the Black-Scholes valuation of the warrants and the underlying debt amount.  The closing costs, fees paid to the advisors, and the value of the warrants issued to the advisors have been reflected as deferred financing costs in the accompanying balance sheet and are being amortized over the life of the loan.  Amortization of the deferred financing costs related to the note totaled $43,439 and $86,878 for the three and six months ended June 30, 2007.

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

____________________PART II.   OTHER INFORMATION____________________

Item 1.  LEGAL PROCEEDINGS

On February 6, 2006, AMS Health Sciences, Inc. and AMS Manufacturing, Inc. filed a lawsuit against Truett McCarty.  AMS Health Sciences, Inc. and AMS Manufacturing, Inc. v. Truett McCarty, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-2006-981.  We allege that Mr. McCarty defrauded us in the sale of his stock in Heartland by failing to disclose the true amount of Heartland's accounts payable and a certain long-term liability of Heartland.  In addition, we allege that this failure was a breach of the stock purchase agreement Mr. McCarty signed with us.  Mr. McCarty has filed an answer denying our allegations.  In addition, Mr. McCarty has alleged several counterclaims against us.  Mr. McCarty has alleged we defrauded him with regard to the value of the stock he received in exchange for his interest in Heartland, that we breached the terms of the stock purchase agreement by failing to take steps to remove Mr. McCarty as guarantor of certain promissory notes, that we tortiously interfered with a promissory note between Mr. McCarty and Heartland and that we tortiously interfered with an employment agreement between Mr. McCarty and Heartland.  Mr. McCarty seeks punitive damages on these claims.  Mr. McCarty has also sought to reform the stock purchase agreement in numerous respects, and to pierce the corporate veils of AMS Health Sciences, Inc. and AMS Manufacturing, Inc. in order to hold them liable for any breach by Heartland of the promissory note and employment agreement between Heartland and Mr. McCarty.  In addition, Mr. McCarty has brought claims against Heartland for breach of the promissory note and employment agreement.  We deny liability to Mr. McCarty and will vigorously defend these counterclaims.  The parties are engaged in written discovery and depositions.  A jury trial has been scheduled to begin on October 29, 2007.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 18, 2007, we held an annual meeting of our shareholders.  The business of the meeting included the election of the following individuals as directors for three (3) year terms or until their successors have been elected and qualified:

	Votes For	Votes Against	Withheld	Broker Non-Votes
Director:
Jerry W. Grizzle	7,031,901	21,544	30,952	-
James M. Lee	7,030,630	15,340	38,427	-
Ronald L. Smith	7,030,454	15,026	38,917	-

At the meeting, our shareholders also voted to ratify the appointment of Cole & Reed, P.C. as our independent auditors for fiscal year 2007.  The table below sets forth the voting for such proposal:

Votes For	Votes Against	Abstentions	Broker Non-Votes
7,031,093	6,765	46,539	-

Item 5.  OTHER INFORMATION

On July 13, 2007, AMS Health Sciences, Inc. (“AMS” or the “Company”) received a notice from the Staff of the American Stock Exchange (“Amex”), indicating that AMS had not regained compliance with the Amex’s continued listing standards by the July 12, 2007 deadline previously imposed by the Amex, and that, accordingly, the Amex intends to file an application with the Securities and Exchange Commission to strike AMS’s common stock from listing and registration on the Amex.

The Staff notice provides that delisting proceedings will be commenced because the Company is not in compliance with the continued listing standards outlined in Sections 1003(a)(i), (ii) or (iii) of the Amex Company Guide in that:

•
AMS had stockholders’ equity of less than $2 million and losses from continuing operations and/or net losses in two of its three most recent fiscal years, as a result of which AMS is not in compliance with Sections 1003(a)(i) of the Amex Company Guide;

•
AMS had stockholders’ equity of less than $4 million and losses from continuing operations and/or net losses in three of its four most recent fiscal years, as a result of which AMS is not in compliance with Sections 1003(a)(ii) of the Amex Company Guide; and

•
AMS had stockholders’ equity of less than $6 million and losses from continuing operations and/or net losses in its five most recent fiscal years, as a result of which AMS is not in compliance with Sections 1003(a)(iii) of the Amex Company Guide;

Since March 2006, the Company’s securities have been listed on Amex pursuant to a temporary exception that required the Company to demonstrate compliance with Amex’s continued listing criteria on or before July 12, 2007.  According to its letter, following a review of the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2007, the Amex Staff concluded that the Company had not made progress consistent with a plan of compliance submitted in response to a prior notice from the Amex in January 2006 and, specifically, had not regained compliance with Section 1003(a)(ii) by July 12, 2007 as required by the AMEX in connection with its acceptance of the plan.  In addition, the Amex Staff also stated that the Company had fallen out of compliance with certain additional continued listing standards, specifically, Section 1003(a)(i) and Section 1003(a)(iii).

The Company exercised its right to appeal the Amex’s decision in accordance with Sections 1203 and 1009(d) of the Amex Company Guide on  July 20, 2007 with a request for a hearing date.  The filing of a hearing request will operate to stay delisting of the Company’s securities pending the hearing panel’s determination.  While the Company believes that it should be granted an extension of the time period by which it must be in compliance with the Amex’s continued listing standards, there is no assurance that the Amex hearing panel will grant such an extension and permit the Company’s securities to remain listed on the Amex.

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

REGISTRANT:
AMS HEALTH SCIENCES, INC.

By: /S/ ROBIN L. JACOB
Dated: August 14, 2007	Robin L. Jacob, Vice President and Chief Financial Officer
(Duly Authorized Officer of Registrant and Principal Financial Officer)

Index of Exhibits

3.1	The Registrant's Certificate of Incorporation, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the Commission on March 11, 1998.

3.2	The Registrant's Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the Commission on March 11, 1998.

10.1	Stock Option Agreement of Advantage Marketing Systems dated January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.2*	The Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.3*           Employment Agreement by and between Steven G. Kochen and Registrant dated effective as of
August 9, 2005, incorporated by reference to Form 8-K filed with the Commission on August 12,
2005.

10.4*	Employment Agreement by and between Jerry W. Grizzle and Registrant dated effective as of
January 25, 2006, incorporated by reference to Form 10-KSB filed with the Commission on April 3, 2006.

10.5*	Employment Agreement by and between Robin L. Jacob and Registrant dated effective as of February 12, 2006, incorporated by reference to Form 8-K filed with the Commission on April 12, 2006.

10.6	Consulting Agreement by and between TVC Consulting and Registrant dated effective as of March 1, 2006, incorporated by reference to Form 10-QSB filed with the Commission on May 15, 2006.

10.7	Securities Purchase Agreement dated June 28, 2006 by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.8	Secured Convertible Term Note dated June 28, 2006 by the Company in favor of Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.9	Common Stock Purchase Warrant dated June 29, 2006 by the Company in favor of Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.10	Registration Rights Agreement dated June 28, 2006 by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

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