Form 10QSB
period 2007-11-18
AMS HEALTH SCIENCES INC
filed 2007-11-20
CIK 841866

    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2007

or

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

On November 12, 2007 we had outstanding 8,515,824 shares of our common stock, $0.0001 par value.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

AMS HEALTH SCIENCES, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

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

_____________________PART I –FINANCIAL INFORMATION______________________

Item 1. FINANCIAL STATEMENTS

AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(UNAUDITED)
	September 30,	December 31,
ASSETS	2007	2006
	(Unaudited)
CURRENT ASSETS:
Cash	$157,775	$269,726
Marketable securities, available for sale, at fair value	-	793,183
Receivables	17,586	44,576
Inventory, net	485,837	700,664
Other assets	68,875	77,319
Current assets of discontinued operations	2,139	110,521
Total current assets	732,212	1,995,989
RESTRICTED SECURITIES	81,513	78,723
RECEIVABLES	17,687	28,374
PROPERTY AND EQUIPMENT, net	2,569,185	2,794,393
COVENANTS NOT TO COMPETE and other intangibles, net	289,107	324,553
OTHER ASSETS	320,015	457,344
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	800,000	1,253,480
TOTAL	$4,809,719	$6,932,856
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$211,188	$559,920
Accrued commissions and bonuses	261,454	268,717
Accrued other expenses	254,478	400,204
Accrued sales tax liability	224,874	200,481
Deferred compensation	98,657	96,378
Notes payable	726,664	257,542
Capital lease obligations	117,383	104,591
Current liabilities of discontinued operations	315,875	360,582
Total current liabilities	2,210,573	2,248,415
LONG-TERM LIABILITIES:
Notes payable	388,555	625,220
Capital lease obligations	134,887	95,527
Deferred compensation	213,758	281,101
Lease abandonment liability	-	55,123
Liabilities of discontinued operations	1,338,576	1,570,359
Total liabilities	4,286,349	4,875,745
COMMITMENT AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Common stock - $.0001 par value; authorized 495,000,000 shares; issued 9,107,419 and 9,107,419 shares; outstanding 8,515,824 and 8,515,824 shares, respectively	$905	$905
Paid-in capital	23,670,379	23,609,734
Notes receivable for exercise of options	(31,000)	(31,000)
Accumulated deficit	(20,484,135)	(18,889,749)
Total capital and accumulated deficit	3,156,149	4,689,890
Less cost of treasury stock (591,595 shares)	(2,632,779)	(2,632,779)
Total stockholders' equity	523,370	2,057,111
TOTAL	$4,809,719	$6,932,856
See notes to consolidated financial statements.

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
        (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$1,706,402	$2,410,251	$6,121,032	$7,316,600
Cost of sales:
Cost of product	602,431	629,218	1,863,837	2,121,459
Associate commissions	489,291	793,570	1,884,863	2,353,968
Total cost of sales	1,091,722	1,422,788	3,748,700	4,475,427
Gross profit	614,680	987,463	2,372,332	2,841,173

Marketing and administrative expenses:
Marketing	106,587	211,127	489,114	454,122
Administrative	881,924	1,134,913	2,695,829	2,589,997
Total marketing and administrative expenses	988,511	1,346,040	3,184,943	3,044,119
Income (loss) from operations	(373,831)	(358,577)	(812,611)	(202,946)
Other income (expense):
Interest and dividends, net	(143,931)	(145,095)	(462,919)	(136,007)
Other , net	4,659	7,041	43,851	51,000
Total other income (expense)	(139,272)	(138,054)	(419,068)	(85,007)
Income (loss) from continuing operations before taxes	(513,103)	(496,631)	(1,231,679)	(287,953)
Income tax expense (benefit)	-	-	-	-
Income (loss) from continuing operations	(513,103)	(496,631)	(1,231,679)	(287,953)
Discontinued operations (Note 11)
Loss from discontinued operations, net of tax	(350,142)	(52,475)	(362,579)	(573,707)
Net loss	$(863,245)	$(549,106)	$(1,594,258)	$(861,660)

Net loss per share:
Basic:
Income (loss) from continuing operations	$(0.06)	$(0.06)	$(0.15)	$(0.04)
Loss from discontinued operations net of tax	(0.04)	(0.01)	(0.04)	(0.07)
Net loss per share	$(0.10)	$(0.07)	$(0.19)	$(0.11)

Diluted:
Income (loss) from continuing operations	$(0.06)	$(0.06)	$(0.15)	$(0.04)
Loss from discontinued operations net of tax	(0.04)	(0.01)	(0.04)	(0.07)
Net loss per share	$(0.10)	$(0.07)	$(0.19)	$(0.11)

Shares used in computing net loss per share:
Basic	8,515,824	7,828,322	8,515,824	7,819,072
Diluted	8,515,824	7,828,322	8,515,824	7,819,072

See notes to consolidated financial statements.

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
        (UNAUDITED)
	Nine months ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,594,258)	$(861,660)

Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	362,579	573,707
Depreciation and amortization	555,213	533,110
Amortization of note valuation discount	323,332	102,956
Bad debt expense (recovery)	(9,301)	(27,789)
Stock option compensation expense	60,645	14,682
Gain on sale of assets	(2,492)	(36,927)
Gain on lease cancellation	(120,755)	-
Realized loss on sale of marketable securities	-	108
Changes in operating assets and liabilities :
Receivables	45,544	(17,738)
Inventory	214,827	84,487
Other assets	6,358	(27,776)
Accounts payable and accrued expenses	(384,082)	(84,031)
Lease abandonment liability	(27,744)	(56,156)
Deferred compensation	(65,064)	(41,789)
Net operating activities of discontinued operations	146,076	(520,464)
Net cash used in operating activities	(489,122)	(365,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27,433)	(149,097)
Sales of property and equipment	13,000	84,512
Receipts on notes receivable	1,434	42,060
Purchase of marketable securities, available for sale	-	(1,062,666)
Sales of marketable securities, available for sale	790,393	422,488
Net investing activities of discontinued operations	9,102	43,926
Net cash provided by (used in) investing activities	786,496	(618,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	-	(203,500)
Net proceeds from issuance of notes	-	1,897,000
Principal payment on capital lease obligations	(86,066)	(62,480)
Deferred financing fees paid	-	(160,000)
Note payable principal payments	(90,875)	-
Net financing activities of discontinued operations	(232,384)	(151,438)
Net cash provided by (used in) financing activities	(409,325)	1,319,582

NET DEC/INC IN CASH AND CASH EQUIVALENTS	(111,951)	335,525
CASH AND CASH EQUIVALENTS, BEGINNING	269,726	118,805
CASH AND CASH EQUIVALENTS, ENDING	157,775	454,330
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fixed assets acquired through capital lease financing	138,220	178,261
Value of warrants issued to lenders recorded as debt discount	-	588,452
Value of beneficial conversion feature of notes issued recorded as debt discount	-	588,452
Value of warrants issued to advisor recorded as deferred financing costs	-	130,770
Issuance of common stock recorded as deferred financing costs	-	127,500

See notes to consolidated financial statements.

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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

Equity Compensation Plans

During 1995, the Company approved the 1995 Stock Option Plan (the "1995 Plan"), which provides for the grant of (i) nonqualified stock options, (ii) nonqualified stock options with stock appreciation rights attached, (iii) incentive stock options, and (iv) incentive stock options with stock appreciation rights attached.  The Company has reserved 1,125,000 shares of the Company's common stock $.0001 par value (the “Common Stock”), for issuance under the Plan.  The Plan limits participation to employees, independent contractors and consultants; however, only employees may be granted incentive stock options under the 1995 Plan.  Non-employee directors are excluded from participation in the 1995 Plan.  The option price for shares of stock subject to the 1995 Plan is set by the Stock Option Committee of the Board of Directors at a price not less than 85% of the fair market value of the stock on the date of grant in the case of nonqualified stock options and 100% of the fair market value of the stock on the date of grant in the case of incentive stock options.  No stock options may be exercised within nine months from the date of grant, unless under a plan exception, nor more than ten years after the date of grant.  The 1995 Plan provides for the grant of stock appreciation rights, which allow the holder to receive in cash, stock or combination thereof, the difference between the exercise price and the fair value of the stock at date of exercise.  The fair value of stock appreciation rights is charged to compensation expense.   The stock appreciation right is not separable from the underlying stock option originally granted and can only be exercised in tandem with the stock option.  No stock appreciation rights are attached to any options outstanding.  At September 30, 2007, no shares were available for future grants under the 1995 Plan.  Outstanding options granted under the 1995 Plan have an exercise price equal to the fair market value on the date of grant, are fully vested at September 30, 2007, and generally expire ten years after grant date.

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

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
        (UNAUDITED)
The 2003 Plan limits participation to employees, independent contractors, and consultants; however, only employees may be granted incentive stock options under the 2003 Plan.  The option price for shares of stock subject to the 2003 Plan is set by the Compensation Committee of the Board of Directors at a price not less than the fair market value of the Common Stock on the date of grant.  No stock options may be exercised within six months from the date of grant, unless under a plan exception, nor more than ten years after the date of grant.  At September 30, 2007, no shares were available for future grants under the 2003 Plan.  Outstanding options granted under the 2003 Plan have an exercise price equal to the fair market value on the date of grant, are fully vested at September 30, 2007, and generally expire ten years after grant date.

During 2006, the Company approved the 2006 Long-Term Incentive Plan (the “2006 Plan”), which provides for the grant of (i) nonqualified stock options, (ii) incentive stock options, (iii) restricted stock, (iv) stock appreciation rights, and (v) performance units.  The Company has reserved 5,000,000 shares of the Company's Common Stock for issuance under the 2006 Plan.  The 2006 Plan limits participation to employees and non-employee Directors; however, only employees may be granted incentive stock options under the 2006 Plan.  The option price for shares of stock subject to the 2006 Plan is set by the Compensation Committee of the Board of Directors at a price not less than the fair market value of the Common Stock on the date of grant.  No stock options may be exercised more than ten years after the date of grant.

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.  The fair value of options granted during the three and nine months ended September 30, 2007 and 2006 were calculated using the following estimated weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected volatility	87.88%	77.00%	87.88%	76.10%
Expected term (in years)	5	5	5	5
Risk-free interest rate	4.79%	4.52%	4.79%	4.68%
Expected dividend yield	0%	0%	0%	0%

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

Share-based compensation expense recognized under SFAS 123R for the three months ended September 30, 2007 and 2006 was $17,068, and $9,888, respectively.  Share-based compensation expense recognized for the nine months ended September 30, 2007 and 2006 was $60,645 and $14,682, respectively.

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
        (UNAUDITED)

Option Activity

A summary of the activity under the Company’s stock options plans for the nine-month period ended September 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	2,715,009	$2.42
Granted	300,000	$0.65		$1,000
Exercised	-	-		-
Expired	(104,250)	$0.65		-
Canceled	(50,000)	$1.78		-
Options outstanding at September 30, 2007	2,860,759	$2.28	4.54	$13,000
Option exercisable at September 30, 2007	2,090,759	$2.53	3.91	$-
Options vested and options expected to vest at September 30, 2007	2,860,759	$2.28	4.54	$-

*The Company’s CEO, Jerry Grizzle was granted 250,000 stock options in 2006 as an incentive to join the Company.  These options were outside a Company incentive plan.

The total grant-date fair value of stock options that became fully vested during the nine months ended September 30, 2007 was $60,645.  As of September 30, 2007 there was $256,739 of total unrecognized compensation cost, net of tax and estimated forfeitures, related to unvested share-based awards, which is expected to be recognized over a period of 4.5 years.

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

In connection with the Heartland Cup acquisition, the Company has pledged marketable securities in the amount of $81,513 as restricted cash against one of the notes payable.

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
        (UNAUDITED)
5.	DEBT

The secured financing consists of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Laurus term note	$2,000,000	$2,000,000
Partial conversion, issuance of 350,000 shares	(159,125)	(159,125)
Valuation discount	(1,176,904)	(1,176,904)
Accretion of discount to interest expense	451,248	218,791
Total secured financing	$1,115,219	$882,762

Current	$726,664	$257,542
Long-term	$388,555	$625,220

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

The principal amount of the Note bears interest at a per annum rate equal to the prime rate (as published in the Wall Street Journal from time to time) plus three percent (3.0%); provided, however that the interest rate may not be less than ten percent (10.0%).  At September 30, 2007, the interest rate was 10.75%.  Under the terms of the Note, interest payments are due monthly beginning July 1, 2006, and principal payments in the amount of $83,333 are due monthly beginning July 1, 2007.  Under the terms of the Note, the monthly payments of interest and/or principal (the “Monthly Amount”) due on the Note are convertible into shares of the Company’s Common Stock at a price of $0.51 per share, subject to anti-dilution adjustments, if the following criteria are met: (i) the average closing price of the Common Stock for the five (5) days preceding the payment date is greater than or equal to 11.5% of the Fixed Conversion Price (defined below) and (ii) the amount of such conversion does not exceed twenty five percent (25%) of the aggregate dollar trading volume of the Common Stock for the period of 22 trading days immediately preceding such payment date.  If subsection (i) above is met but subsection (ii) above is not met as to the entire Monthly Amount, then Laurus is required to convert only such part of the Monthly Amount that meets the criteria of subsection (ii).   In October 2006, Laurus converted $159,125 of principal to Common Stock, effectively delaying the first required principal payment under the Note to September 1, 2007.  The final maturity date of the Note is June 28, 2009 (the “Maturity Date”).  Interest expense related to the note was $54,903 and $159,027 for the three and nine months ended September 30, 2007, respectively.

The Company has agreed to register all of the shares that are issuable upon conversion of the Note and exercise of the 2,272,727 Warrants.  The Company has granted Laurus a right of first refusal with respect to any debt or equity financings.

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
        (UNAUDITED)
The Company calculated that the fair value of the Warrants issued to Laurus was $588,452 based upon the relative value of the Black-Scholes valuation of the warrants and the underlying debt amount.  The Company determined that the beneficial conversion feature (“BCF”) of the Note was $588,452.  The value of the Warrants issued to Laurus of $588,452 and the $588,452 of calculated BCF have been reflected by the Company as a valuation discount and offset to the face amounts of the Note.  The valuation discount will be amortized into interest expense over the three-year term of the Note using the effective interest method.  Amortization of discounts for the conversion feature and the Warrants resulted in charges to interest expense totaling $93,539 and $323,332 for the three and nine months ended September 30, 2007, respectively.

In conjunction with the financing, the Company also incurred fees to various investment advisors that facilitated the transaction.  These fees totaled $287,500, of which $127,500 was paid through the issuance of 250,000 shares of Common Stock.  In addition, the Company issued these advisors warrants to purchase 495,543 shares of Common Stock at a price of $0.51 per share.  The Company calculated that the fair value of the Warrants issued to the advisors was $130,770 based upon the relative value of the Black-Scholes valuation of the Warrants and the underlying debt amount.  The closing costs, fees paid to the advisors and the value of the Warrants issued to the advisors have been reflected as deferred financing costs in the accompanying balance sheet and are being amortized over the life of the loan.  Amortization of the deferred financing costs related to the Note totaled $43,439 and $130,317 for the three and nine months ended September 30, 2007, respectively.

In October 2007, the Company signed an amendment to the previous agreement with Laurus Master Fund, Ltd.  The Company and each relevant holder agreed the amount of the principal portion due each month, commencing with the amortization date occurring on October 1, 2007 and ending with the amortization date occurring on January 1, 2008, shall be $15,000, rather than $83,333.  Monthly payment amounts shall resume pursuant to the Term Note prior to this amendment on February 1, 2008.  The aggregate deferred principal payment amount shall be paid in full on the maturity date (as defined in the original Term Note), together with all accrued and unpaid interest and all other amounts due and payable on the maturity date under the original Term Note, the Purchase Agreement and the other Related Agreements referred to in the Purchase Agreement.  In addition, the amendment includes the deletion and replacement of the conditions concerning the “Optional Redemption.”  The Company may now prepay the Note at any time by paying to the Holder a sum of money equal to 123% of the principal amount outstanding.

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
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
        (UNAUDITED)
The following is a reconciliation of the common shares used in the calculations of loss per common share – basic and loss per common share – assuming dilution:

	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Weighted average common shares outstanding:
For the three months ended September 30, 2007:
Loss per common share:
Loss available to common stockholders	$(863,245)	8,515,824	$(0.10)
Loss per common share – assuming dilution:
Options	-	-
Loss available to common stockholders plus assumed conversions	$(863,245)	8,515,824	$(0.10)

For the three months ended September 30, 2006:
Loss per common share:
Loss available to common stockholders	$(549,106)	7,828,322	$(0.07)
Loss per common share – assuming dilution:
Options	-	-
Loss available to common stockholders plus assumed conversions	$(549,106)	7,828,322	$(0.07)

For the nine months ended September 30, 2007:
Loss per common share:
Loss available to common stockholders	$(1,594,258)	8,515,824	$(0.19)
Loss per common share – assuming dilution:
Options	-	-
Loss available to common stockholders plus assumed conversions	$(1,594,258)	8,515,824	$(0.19)

For the nine months ended September 30, 2006:
Loss per common share:
Loss available to common stockholders	$(861,660)	7,819,072	$(0.11)
Loss per common share – assuming dilution:
Options	-	-
Loss available to common stockholders plus assumed conversions	$(861,660)	7,819,072	$(0.11)

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
        (UNAUDITED)
Options to purchase 2,860,759 shares of Common Stock at exercise prices ranging from $0.51 to $6.00 per share were outstanding for the three and nine months ended September 30, 2007, but were not included in the computation of income (loss) per common share – assuming dilution because there was a net loss for the period then ended and inclusion of such options is anti-dilutive.

Options to purchase 2,565,009 shares of Common Stock at exercise prices ranging from $1.30 to $6.00 per share were outstanding for the three and nine months ended September 30, 2006, but were not included in the computation of income (loss) per common share – assuming dilution because there was a net loss for the period then ended and inclusion of such options is anti-dilutive.

7.	DEFERRED TAXES

On a regular basis, management evaluates all available evidence, both positive and negative, regarding the ultimate realization of the tax benefits of its deferred tax assets.  Valuation allowances have been established for certain operating loss and credit carryforwards that reduce deferred tax assets to an amount that will, more likely than not, be realized. Uncertainties that may affect the realization of these assets include tax law changes and the future level of product prices and costs. The outlook for determination of this allowance is calculated on the Company’s historical taxable income, its expectations for the future based on a rolling twelve quarters, and available tax-planning strategies.  Based on this determination, management does not expect that the net deferred tax assets will be realized as offsets to reversing deferred tax liabilities and as offsets to the tax consequences of future taxable income.  As such, a valuation allowance was provided for the entire deferred tax asset of approximately $6,000,000 at September 30, 2007.  The Company’s effective tax rate differs from its statutory tax rate for the nine months ended September 30, 2007 and 2006, due to the tax valuation allowance.  The Company has net operating loss carryforwards of approximately $14,000,000 available to reduce future taxable income, which will begin to expire in 2021.

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
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
        (UNAUDITED)
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

In April 2006, the Company entered into a written employment agreement with Robin L. Jacob, the Company’s Vice President, Secretary, Treasurer and Chief Financial Officer.  The contract is for a two-year term, commencing February 12, 2006, followed by two successive one-year terms unless either party elects not to renew the Agreement.  Ms. Jacob’s base salary is $100,000 per year for the first year of her employment agreement, $112,500 for the second year and $125,000 for each year thereafter.  Additionally, she is eligible to receive certain performance-based incentive bonuses.  The Company granted Ms. Jacob options to purchase 150,000 shares of Common Stock at an exercise price of $0.64 per share, which was the closing price of the Common Stock on March 31, 2006, the last trading day prior to the date the options were granted.  The options vest in five equal annual installments beginning April 1, 2007, and expire April 1, 2016.  In the event the Company terminates Ms. Jacob without cause, she will receive certain severance pay based upon her length of employment with the Company.

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
        (UNAUDITED)
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

In 2003, the Company made an accrual for the discounted value of the fixed supplemental payments as a distribution and administrative expense.  At September 30, 2007, the discounted value of those fixed supplemental payments was approximately $312,000.  The Company accrues the expense in distribution and administrative expenses.  On February 16, 2006, the Company announced Mr. Hail’s retirement as Chief Executive Officer and Chairman of the Board.

10.	LEASE ABANDONMENT

In January 2004, the Company commenced a relocation of its corporate headquarters from 2601 NW Expressway (the Oil Center), Oklahoma City, Oklahoma to its warehouse and distribution facility.  A portion of the Oil Center was maintained for storage, a portion was maintained for possible relocation of Company personnel due to expansion of the business and a portion was subleased to a third party under a short-term lease.  In September 2004, the Company purchased an existing building adjacent to its corporate headquarters to be used for additional office, warehouse and storage space.  As such, the Company abandoned the Oil Center location.  In determining lease abandonment, management assumed the continuation of the existing sublease at the current rate.  In addition, a discount rate of 6.5% was used to calculate the present value of current lease payments less sublease revenue.  At September 30, 2007, the lease abandonment accrual was approximately $39,000.

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

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
        (UNAUDITED)
On March 31, 2006, the Company adopted a plan to discontinue the operations of its Heartland Cup subsidiary.  On November 15, 2006, the Company entered into certain lease and purchase agreements with Republic Plastics Ltd. (“Republic”) allowing Republic to take over operation of the Heartland Cup plant immediately.  Republic produces Styrofoam products for private label users. Pursuant to the agreements, and effective November 15, 2006, Republic assumed the existing lease for the Heartland Cup plant, purchased all remaining cup contracts with Heartland customers, and executed a two-year equipment lease.  The equipment lease includes an option in favor of Republic Plastics to purchase all the equipment utilized in the Heartland Cup operations at a specified price.  The option period begins November 15, 2007 and ends November 15, 2008.  On August 3, 2007 the Company was notified by Republic that they had ceased the operations at Heartland.  The Company is currently in negotiations regarding the remaining lease period, and as such, is still evaluating the impact to the Company.

The Company conducted an assessment of the manufacturing equipment listed in the fixed assets of Heartland Cup as of September 30, 2007.  As a result, the Company has recorded asset write-downs totaling $352,598.  The Company has contracted with an independent valuation firm to further conduct a valuation of the equipment prior to year-end.  At that time any valuation differences will be recorded.

The results of operations of discontinued operations for the three and nine months ended September 30, 2007 and 2006 are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	-	$335,774	$1,931	$1,056,990

Loss from operations of discontinued operations	$(350,142)	$(52,475)	$(362,579)	$(553,707)
Estimated cost to sell	-	-	-	(20,000)
Income tax effect	-	-	-	-
Loss from operations of discontinued operations, net of tax	$(350,142)	$(52,475)	$(362,579)	$(573,707)

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
        (UNAUDITED)
The components of assets and liabilities of discontinued operations in the accompanying consolidated balance sheets are as follows:

	September 30,	December 31,
	2007	2006
Current assets of discontinued operations:
Cash	$-	$1,252
Accounts Receivable	(1,440)	70,245
Inventory	3,579	39,024
Total	$2,139	$110,521
Noncurrent assets of discontinued operations:
Other assets	$-	$15,431
Property and equipment, net	800,000	1,238,049
Total	$800,000	$1,253,480

Current liabilities of discontinued operations:
Accounts payable	$-	$41,105
Current portion of long-term debt	295,875	296,477
Other current liabilities	20,000	23,000
Total	$315,875	$360,582

Long-term liabilities of discontinued operations:
Long-term debt	$1,338,576	$1,570,359

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
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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

On March 31, 2006, the Company adopted a plan to cease the Heartland operations.  The Company included an accrual for discontinued operations in the first quarter of 2006.  On November 15, 2006, we entered into certain lease and purchase agreements with Republic Plastics Ltd. allowing Republic to take over operation of the Heartland plant immediately.  Republic produces Styrofoam products for private label users.  Pursuant to the Agreements, and effective November 15, 2006, Republic assumed the existing lease for the Heartland plant, purchased all remaining cup contracts with Heartland customers, and executed a two-year equipment lease.  The equipment lease includes an option in favor of Republic to purchase all the equipment utilized in the Heartland operations at a specified price.  The option period begins November 15, 2007 and ends November 15, 2008.  On August 3, 2007 the Company was notified by Republic of cessation of operations at Heartland.  The Company is currently in negotiations with Republic concerning the obligations of the lease, and is still evaluating the impact to the Company.

        AMS HEALTH SCIENCES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
        (UNAUDITED)
The Company conducted an assessment of the manufacturing equipment listed in the fixed assets of Heartland Cup as of September 30, 2007.  As a result, the Company has recorded asset write-downs totaling $352,598.  The Company has contracted with an independent valuation firm to further conduct a valuation of the equipment prior to year-end.  At that time any valuation differences will be recorded.

The Company is also exploring strategic acquisitions of network marketing companies with profitable, sustained operations.

In February 2007, the Company introduced a new product offering, SABA, that it believes will be the replacement for the ephedra product banned in 2004.

On June 28, 2006, the Company completed a $2,000,000 private placement financing through the sale of secured convertible notes to Laurus Master Fund Ltd.  The net proceeds of the funding were used primarily for sales and marketing.  For a full description of the terms of the note, see Note 5 to Consolidated Financial Statements.

Management believes that a portion of the working capital needs over the next 12 months will be provided by our operating activities and cash and cash equivalents.  In order to meet the balance of the Company’s working capital requirements, management believes that a refinancing or restructuring of the Company’s existing indebtedness will be necessary.  The Company has signed a contract with an investment firm to assist us in securing additional working capital.

14.	CORRECTION OF ERROR IN REPORTING NET SALES

In the fourth quarter of 2006 it was discovered that the net sales were not being recorded correctly due to an error in system reports.  The error was corrected and an adjustment was made in the fourth quarter of 2006.  The comparative figures for 2006 have been changed to reflect this correction of error in the financial statements for the three and nine months ended September 30, 2007.

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

16.                         SUBSEQUENT EVENTS

On November 1, 2007, a jury verdict was rendered against the Company in the aggregate amount of $984,368, relating to breach of contract claims made by the former owner of Heartland Cup, Inc., a company acquired by AMS in 2005.  See “Part II, Item 1.  Legal Proceedings.”  The Company does not have the cash resources to satisfy a judgment if entered on the jury’s verdict.  Additionally, the entry of such a judgment would have material, adverse consequences to the Company in that any such judgment, if not vacated, discharged, stayed or bonded within 30 days of the entry thereof, would constitute an event of default under the terms of the Company’s secured convertible note with Laurus.  The Company presently is in settlement discussions with Mr. McCarty; pending the outcome of such discussions, no judgment has yet been entered in the matter.  Due to the above, the ultimate loss cannot be resonably estimated; therefore, no liability has been recorded.

******

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
AMS Health Sciences, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of AMS Health Sciences, Inc. and Subsidiaries as of September 30, 2007, and the related consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements, as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006,  for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 19, 2007

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

As described in Footnote 13 to the Financial Statements, we have made the decision to sell or cease operations at Heartland Cup.  As such, our consolidated financial statements reflect Heartland Cup as a discontinued operation.  On November 15, 2006, we entered into certain lease and purchase agreements with Republic Plastics Ltd. (“Republic”), allowing Republic to take over operation of the Heartland plant immediately.  Republic produces Styrofoam products for private label users.  Pursuant to the agreements, and effective November 15, 2006, Republic assumed the existing lease for the Heartland plant, purchased all remaining cup contracts with Heartland customers, and executed a two-year equipment lease.  On August 3, 2007 we were notified by Republic of its cessation of operations at Heartland.  We are currently in negotiations with Republic concerning its lease obligations, and we are still evaluating the impact to the Company.  See "--Liquidity and Capital Resources."

On July 28, 2006, our Chief Executive Officer, outlined a strategic plan for our future operations as follows:

•	Sell Heartland Cup.

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

We have received a comment letter from the SEC related to our December 31, 2006 Form 10-KSB and our June 30, 2007 Form 10-QSB.  We are evaluating the comments and will respond to them in a timely manner, as set forth in the original letter.

Critical Accounting Policies

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

We recognize revenue upon shipment of products, training aids and promotional material to our independent associates.  All of our customers pay for sales in advance of shipment.  As such, we have no trade receivables.  Previously, we provided financing to associates, with associate loans repayable in five years or less, and which were secured by commissions controlled by us.  Associate loans are no longer allowed.  Interest rates on loans were typically two percent or more above the Prime rate and were fixed.  All loans were secured by guaranteed payment sources that were within our control, but subject to increases and decreases depending upon associate sales activity.  Management determined that there was a possibility of default on the associate loans.  As such, we have reserved an allowance for doubtful accounts in connection with the associate loans.  At September 30, 2007, the allowance was approximately $109,000.  Total associate loans still outstanding at September 30, 2007 totaled approximately $143,500.

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

We use an asset and liability approach to account for income taxes.  Deferred income taxes are recognized for the tax consequences of temporary differences and carryforwards by applying enacted tax rates applicable to future years to differences between the financial statement amounts and the tax bases of existing assets and liabilities.  A valuation allowance is established if, in management's opinion, it is more likely than not that some portion of the deferred tax asset will not be realized.  All evidence, both positive and negative, is considered to determine whether a valuation allowance is needed for some or all of a deferred tax asset.  Judgment must be used in considering the relative impact of negative and positive evidence.  The more negative evidence that exists, (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed.  Based on the above factors and management’s evaluation, we determined at December 31, 2004, that a valuation allowance should be established for our entire deferred tax asset, which was approximately $6,000,000 at September 30, 2007.

We write down our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions.  If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required.  Likewise, favorable future demand and market conditions could positively impact future operating results if written-off inventory is sold.  At September 30, 2007, we had a marketing inventory obsolescence reserve of approximately $41,000 for estimated obsolete or unsalable inventory.

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

Results of Operations

The following table sets forth, in dollars and as a percentage of net sales, selected results of operations for the three and nine months ended September 30, 2007 and 2006.  The selected results of operations are derived from our unaudited consolidated financial statements.  The results of operations for the periods presented are not necessarily indicative of our future operations.

[REST OF THIS PAGE INTENTIONALLY LEFT BLANK]

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Net sales	$1,706,402	100.0%	$2,410,251	100.0%	$6,121,032	100.0%	$7,316,600	100.00%
Cost of Sales:
Commissions and bonuses	489,291	28.7	793,570	32.9	1,884,863	30.8	2,353,968	32.2
Cost of products	412,655	24.2	298,023	12.4	1,205,007	19.7	1,219,027	16.7
Cost of shipping	189,776	11.1	331,195	13.7	658,830	10.8	902,432	12.3
Total cost of sales	1,091,722	64.0	1,422,788	59.0	3,748,700	61.3	4,475,427	61.2
Gross profit	614,680	36.0	987,463	41.0	2,372,332	38.7	2,841,173	38.8
Marketing and administrative expenses:
Marketing	106,587	6.2	211,127	8.8	489,114	8.0	454,122	6.2
Administrative	881,924	51.7	1,134,913	47.1	2,695,829	44.0	2,589,997	35.4
Total marketing and administrative expenses	988,511	57.9	1,346,040	55.9	3,184,943	52.0	3,044,119	41.6
Loss from operations	(373,831)	(21.9)	(358,577)	(14.9)	(812,611)	(13.3)	(202,946)	(2.8)
Other income (expense):
Interest and dividends, net	(143,931)	(8.4)	(145,095)	(6.0)	(462,919)	(7.5)	(136,007)	(1.9)
Other income (expense)	4,659	0.3	7,041	0.2	43,851	0.7	51,000	0.7
Total other income (expense)	(139,272)	(8.1)	(138,054)	(5.8)	(419,068)	(6.8)	(85,007)	(1.2)
Loss from continuing operations before taxes	(513,103)	(30.0)	(496,631)	(20.6)	(1,231,679)	(20.1)	(287,953)	(4.0)
Income tax	-	-	-	-	-	-	-	-
Loss from continuing operations	(513,103)	(30.0)	(496,631)	(20.6)	(1,231,679)	(20.1)	(287,953)	(4.0)
Discontinued operations:
Loss from operations of Heartland Cup	(350,142)	(20.5)	(52,475)	(2.2)	(362,579)	(5.9)	(573,707)	(7.8)
Income tax benefit	-	-	-	-	-	-	-	-
Total loss from discontinued operations	(350,142)	(20.5)	(52,475)	(2.2)	(362,579)	(5.9)	(573,707)	(7.8)
Net loss	$(863,245)	(50.5)%	$(549,106)	(22.8)%	$(1,594,258)	(26.0)%	$(861,660)	(11.8)%

Comparison of the Three Months ended September 30, 2007 and 2006

Our net sales during the three months ended September 30, 2007 decreased $703,849 or 29.2%, to $1,706,402 from $2,410,251 during the three months ended September 30, 2006.   Due to the correction of an error, the net sales for the three months ended September 30, 2006 increased by $86,668 from $2,323,583 to $2,410,251.  See Part I, Note 14 for a description of the reported change.

In late February 2007, we launched a new division and product.  Saba weight loss features the Borojo fruit, a fruit which offers essential amino acids for the body, as well as our exclusive formula of adaptogens, which help diminish the impact of physical, mental and emotional stress.  Saba weight loss accounted for approximately $698,000 of net sales for the three months ended September 30, 2007.

Our cost of sales during the three months ended September 30, 2007 decreased $331,066, or 23.3%, to $1,091,722 from $1,422,788 during the same period in 2006.  Total cost of sales, as a percentage of net sales, increased to 64.0% during the three months ended September 30, 2007 from 59.0% during the same period in 2006.  The decrease in cost of sales resulted from:

•	A decrease of approximately $304,000 in associate commissions and bonuses;

•	An increase of approximately $115,000 in cost of products due to inventory adjustments related to obsolete products; and

•	A decrease of approximately $141,000 in the costs of shipping.

The factors discussed above resulted in a decrease in gross profit of $372,783, or 37.8%, to $614,680 for the three months ended September 30, 2007 from $987,463 for the same period in 2006.

Marketing expenses decreased $104,540, or 49.5%, to $106,587 during the three months ended September 30, 2007, from $211,127 during the same period in 2006.  The decrease in expense was primarily attributable to:

•	A decrease in employee costs of approximately $9,000 related to reductions in staff;

•	A decrease in promotional cost of approximately $56,000 related to spending for the AMS National Convention;

•	A decrease in professional services of approximately $27,000 related to less consultant utilization; and

•	A decrease in general and administrative expense of approximately $6,000.

Administrative expenses decreased $252,989 or 22.3%, to $881,924 during the three months ended September 30, 2007 from $1,134,913 during the same period of 2006.  The decrease in expense was primarily attributable to:

•	A decrease in employee costs of approximately $35,000 related reductions in staff;

•	A decrease in shareholder relations expense of approximately $37,000 primarily related to a change in investor relation firms;

•	A decrease in professional services of approximately $85,000 related primarily to consulting services;

•	A decrease in promotional expenses of approximately $29,000 primarily related to the change in IT software used;

•	A decrease in rent and insurance expense of approximately $42,000 primarily related to adjustments made to the lease abandonment accrual; and

•	A decrease in depreciation and amortization expense of approximately $37,000 primarily related to a correction made for the depreciation of the non-competes.

The decrease in administrative expense was partially offset by an increase in vehicle and equipment expense of approximately $4,000.

The marketing and administrative expenses as a percentage of net sales increased to 57.9% during the three months ended September 30, 2007 from 55.9% during the same period in 2006.

Our net other expense (reduced by other income) increased by $1,218 to net other expense of $139,272 at September 30, 2007, from net other expense of $138,054 during the same period in 2006, primarily due to:

•	A decrease in interest expense of approximately $13,000 related to the Laurus debt; and

•	An increase in gain on sale of assets of approximately $6,000 related to the sale of an excess vehicle;

The increase in interest expense was partially offset by:

•	A decrease in other income of approximately $7,000 related to the reduced collection of notes receivable previously written off; and

•	A decrease in income of approximately $10,000 related to the collection of notes receivable interest;

Our net loss from continuing operations increased $16,472 to net loss of $513,103 for the three months ended September 30, 2007, from net loss of $496,631 for the same period in 2006. This decrease was attributable to:

•	The decrease in gross profit to $614,680 during 2007 from $987,463 during 2006;

•	The decrease in marketing and administrative expenses to $988,511 during 2007 from $1,346,040 during 2006; and

•	The increase in other expense to $139,272 during 2007 from $138,054 during 2006.

Net loss from continuing operations as a percentage of net sales increased to 30.0% for the three months ended September 30, 2007, from 20.6% during the same period in 2006.

Net loss increased $314,139 to $863,245 for the three months ended September 30, 2007, compared to $549,106 for the same period of 2006.

Comparison of the Nine Months ended September 30, 2007 and 2006

Our net sales during the nine months ended September 30, 2007 decreased $1,195,568 or 16.3%, to $6,121,032 from $7,316,600 during the nine months ended September 30, 2006.   Due to the correction of an error, the net sales for the nine months ended September 30, 2006 increased by $243,329 from $7,073,271 to $7,316,600.  See Part I, Note 14 for a description of the reported change.

In late February 2007, we launched a new division and product.  Saba weight loss features the Borojo fruit, a fruit which offers essential amino acids for the body, as well as our exclusive formula of adaptogens, which help diminish the impact of physical, mental and emotional stress.  Saba weight loss accounted for approximately $1,342,258 of net sales for the nine months ended September 30, 2007.

Our cost of sales during the nine months ended September 30, 2007 decreased $726,727, or 16.2%, to $3,748,700 from $4,475,427 during the same period in 2006.  Total cost of sales, as a percentage of net sales, increased to 61.3% during the nine months ended September 30, 2007 from 61.2% during the same period in 2006.  The decrease in cost of sales resulted from:

•	A decrease of approximately $469,000 in associate commissions and bonuses;

•	A decrease of approximately $14,000 in cost of products; and

•	A decrease of approximately $244,000 in shipping costs.

The factors discussed above resulted in a decrease in gross profit of $468,841, or 16.5%, to $2,372,332 for the nine months ended September 30, 2007 from $2,841,173 for the same period in 2006.

Marketing expenses increased $34,992, or 7.7%, to $489,114 during the nine months ended September 30, 2007, from $454,122 during the same period in 2006.  The increase in expense was primarily attributable to:

•	An increase in promotional cost of approximately $24,000, related primarily to the 2007 national convention; and

•	An increase in professional services of approximately $110,000 related to consulting fees for the branding of the new SABA division.

The increase in marketing expense was partially offset by:

•	A decrease in general and administrative expense of approximately $2,000 related to postage, supplies, telephone, etc.;

•	A decrease in employee costs of approximately $44,000 related to reductions in staff; and

•	A decrease in travel costs of approximately $6,000 related to outside travel of marketing.

Administrative expense increased $105,832 or 4.1%, to $2,695,829 during the nine months ended September 30, 2007 from $2,589,997 during the same period of 2006.  The increase in expense was primarily attributable to:

•	An increase in employee costs of approximately $78,000 related primarily to the option expense under FAS 123R and employee vacation liability adjustment;

•	An increase in shareholder relations expense of approximately $20,000 related to AMEX fee;

•	An increase in vehicle, equipment, and building expense of approximately $8,000 related to repairs and maintenance costs;

•	An increase in general and administrative expense of approximately $56,000 related to postage, supplies, telephone, etc.; and

•	An increase in rent and insurance expenses of approximately $6,000 related to corrections of the lease abandonment accrual and the addition of director and officer liability insurance.

The increase in administrative expense was partially offset by:

•	A decrease in professional services of approximately $84,000 related primarily to consulting services;

•	A decrease in travel expense of approximately $13,000 related primarily to reduction in staff and outside travel; and

•	A decrease in promotional expenses of approximately $8,000 related to reduced website expenses.

The marketing and administrative expenses as a percentage of net sales increased to 52.0% during the nine months ended September 30, 2007 from 41.6% during the same period in 2006.

Our net other expense (reduced by other income) increased by $334,061 to net other expense of $419,068 at September 30, 2007, from net other expense of $85,007 during the same period in 2006, primarily due to:

•	A decrease in gain on sale of assets of approximately $34,000 related to the sale of assets in 2006;

•	An increase in interest expense of approximately $326,000 related to the Laurus debt executed in 2006; and

•	An increase in Sales Tax Discount expense of approximately $3,000.

The increase in net other expense was partially offset by:

•	An increase in gain on sale of marketable securities of approximately $14,000; and

•	An increase in other income of approximately $17,000 related to the collection of notes receivable previously written off.

Our net loss from continuing operations increased $943,726 to net loss of $1,231,679 for the nine months ended September 30, 2007, from net loss of $287,953 for the same period in 2006. This increase was attributable to:

•	The decrease in gross profit to $2,372,332 during 2007 from $2,841,173 during 2006;

•	The increase in marketing and administrative expense to $3,184,943 during 2007 from $3,044,119 during 2006; and

•	The increase in other expense to $419,068 during 2007 from $85,007 during 2006.

Net loss from continuing operations as a percentage of net sales increased to 20.1% for the nine months ended September 30, 2007, from 3.9% during the same period in 2006.

Net loss increased $656,828 to $1,518,488 for the nine months ended September 30, 2007, compared to $861,660 for the same period of 2006.  This increase was primarily the result of the factors discussed above.

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

Liquidity and Capital Resources

Our primary source of liquidity has been cash provided by sales of our common stock and marketable securities.  At September 30, 2007, we had a working capital deficit of ($1,478,361), compared to a working capital deficit of ($252,426) at December 31, 2006.  Our working capital needs over the next 12 months consist primarily of marketing and administrative expenses and debt service requirements.  As discussed below and in Note 5 of the Notes to the Consolidated Financial Statements, beginning on September 1, 2007, we were required to begin making principal payments on the Laurus debt in the amount of $83,333 per month, in addition to the monthly payments of interest that we had been making since July 2006.  If certain criteria are met, Laurus is required under the terms of the Note to convert the principal and interest payments into share of our common stock, at a price of $0.51 per share, with no effect on cash flow.  To the extent that such conditions are not met, however, or are only partially met, we would be required to make the payments of principal and interest, or some portion thereof, in cash.  Additionally, certain restrictions exist on Laurus’ ability to convert the Note into our common stock.  Most importantly, Laurus is prohibited from converting the Note or exercising its Warrant if such conversion would result in Laurus beneficially owning more than 4.99% of our common stock.  Laurus can waive this restriction upon 61 days’ notice to us.  Additionally, this restriction becomes automatically null and void upon an event of default under the Note.

In October 2007, the Company and Laurus amended the Note to defer a portion of the principal otherwise due under the Note, commencing with the amortization date occurring on October 1, 2007 and ending with the amortization date occurring on January 1, 2008 (the “Deferral Period”), so that the principal payment payable to Laurus for each of the four months during the Deferral Period shall be $15,000, rather than the $83,333 provided under the terms of the Note.  The aggregate deferred principal payment amounts are due in full on the maturity date (as defined in the original Term Note), together with all accrued and unpaid interest and all other amounts due and payable on the maturity date under the original Term Note, the Purchase Agreement and the other Related Agreements referred to in the Purchase Agreement.  In addition, the amendment includes the deletion and replacement of the conditions concerning Optional Redemption.  The Company may now prepay the Note at any time by paying to the holder a sum of money equal to 123% of the principal amount outstanding.  As discussed in the following paragraph, the Company is working with its financial adviser to obtain financing to prepay the Note prior to the end of the Deferral Period.

On March 31, 2006, we adopted a plan to cease the Heartland operations.  We included an accrual for discontinued operations in the first quarter of 2006.  On November 15, 2006, we entered into certain lease and purchase agreements with Republic Plastics Ltd. allowing Republic to take over operation of the Heartland plant immediately.  Republic produces Styrofoam products for private label users.  Pursuant to the Agreements, and effective November 15, 2006, Republic assumed the existing lease for the Heartland plant, purchased all remaining cup contracts with Heartland customers, and executed a two-year equipment lease.  The equipment lease includes an option in favor of Republic to purchase all the equipment utilized in the Heartland operations at a specified price.  The option period begins November 15, 2007 and ends November 15, 2008.  On August 3, 2007 we were notified by Republic of its cessation of operations at Heartland.  We are currently in negotiations with Republic concerning its lease obligations, and we are still evaluating the impact to the Company.  However, we have conducted an assessment of the manufacturing equipment listed in the fixed assets of Heartland Cup as of September 30, 2007.  As a result, we have recorded asset write-downs totaling $352,598.  We have contracted with an independent valuation firm to further conduct a valuation of the equipment prior to year-end.  At that time the valuation differences will be recorded.

On November 1, 2007, a jury verdict was rendered against us in the aggregate amount of $984,368, relating to breach of contract claims made by the former owner of Heartland Cup, Inc., a company acquired by AMS in 2005.  See “Part II, Item 1.  Legal Proceedings.”  The Company does not have the cash resources to satisfy a judgment if entered on the jury’s verdict.  Additionally, the entry of such a judgment would have material, adverse consequences to the Company in that any such judgment, if not vacated, discharged, stayed or bonded within 30 days of the entry thereof, would constitute an event of default under the terms of the Company’s secured convertible note with Laurus.  We presently are in settlement discussions with Mr. McCarty; pending the outcome of such discussions, no judgment has yet been entered in the matter.

Management believes that a portion of the working capital needs over the next 12 months will be provided by our operating activities and cash and cash equivalents.  In order to meet the balance of the Company’s working capital requirements, management believes that a refinancing or restructuring of the Company’s existing indebtedness will be necessary.  We have signed a contract with an investment firm to assist us in securing additional working capital.  During the nine months ended September 30, 2007, net cash used in operating activities was ($489,122), net cash provided by investing activities was $786,496 and net cash used in financing activities was ($409,325).  This represented a net decrease in cash during the period of $111,951.  We are also exploring strategic acquisitions of network marketing companies with profitable, sustained operations.

The following have contributed to our current cash and cash equivalent position:

•
Excessive expenses incurred in the Heartland operations.  We estimate that we have incurred approximately $1.5 million in additional expenses related to the operations of Heartland Cup that we did not anticipate at the time of the acquisition.  Additionally, we suffered a loss of approximately $574,000 in 2006 in connection with the Heartland Cup operations.

•
Recurring losses due to the FDA’s ban on ephedra products.  Because of the ban, the Company was forced to cease sales of AM-300, its primary revenue-generating product containing ephedra.  In 2003, our revenue from ephedra-based products was approximately $6.5 million, only $728,000 in 2004, and $0 after that.  While we have introduced a replacement product line, known as SABA, revenues from sales of the replacement product line have not yet reached the levels of AM-300 sales prior to the ephedra ban.

We have taken the following steps to significantly reduce our cost of sales and marketing, distribution and administrative costs:

•	Reductions in force, encompassing all departments within the Company;

•	The termination of a discount sales program, designed to give customers a cash discount after purchasing a certain dollar amount of product; and

•	The termination of several extra employee benefits, including vehicle allowances and social and country-club privileges

In October 2007, the Company signed an amendment to the previous agreement with Laurus Master Fund, Ltd.  The Company and each relevant holder agreed the amount of the principal portion due each month, commencing with the amortization date occurring on October 1, 2007 and ending with the amortization date occurring on January 1, 2008, shall be $15,000, rather than $83,333.  Monthly payment amounts shall resume pursuant to the Term Note prior to this amendment on February 1, 2008.  The aggregate deferred principal payment amount shall be paid in full on the maturity date (as defined in the original Term Note), together with all accrued and unpaid interest and all other amounts due and payable on the maturity date under the original Term Note, the Purchase Agreement and the other Related Agreements referred to in the Purchase Agreement.  In addition, the amendment includes the deletion and replacement of the conditions concerning the “Optional Redemption.”  The Company may now prepay the Note at any time by paying to the Holder a sum of money equal to 123% of the principal amount outstanding.

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

____________________PART II.   OTHER INFORMATION____________________

Item 1.  LEGAL PROCEEDINGS

On February 6, 2006, AMS Health Sciences, Inc. and AMS Manufacturing, Inc. filed a lawsuit against Truett McCarty.  AMS Health Sciences, Inc. and AMS Manufacturing, Inc. v. Truett McCarty, District Court of Oklahoma County, State of Oklahoma, Case No. CJ-2006-981.  We alleged that Mr. McCarty defrauded us in the sale of his stock in Heartland by failing to disclose the true amount of Heartland's accounts payable and a certain long-term liability of Heartland.  In addition, we alleged that this failure was a breach of the stock purchase agreement Mr. McCarty signed with us.  Mr. McCarty filed an answer denying our allegations.  In addition, Mr. McCarty alleged several counterclaims against us.  Mr. McCarty alleged we defrauded him with regard to the value of the stock he received in exchange for his interest in Heartland, that we breached the terms of the stock purchase agreement by failing to take steps to remove Mr. McCarty as guarantor of certain promissory notes, that we tortiously interfered with a promissory note between Mr. McCarty and Heartland and that we tortiously interfered with an employment agreement between Mr. McCarty and Heartland.  Mr. McCarty sought punitive damages on these claims.  Mr. McCarty also sought to reform the stock purchase agreement in numerous respects, and to pierce the corporate veils of AMS Health Sciences, Inc. and AMS Manufacturing, Inc. in order to hold them liable for any breach by Heartland of the promissory note and employment agreement between Heartland and Mr. McCarty.  In addition, Mr. McCarty brought claims against Heartland for breach of the promissory note and employment agreement.  We denied liability to Mr. McCarty and vigorously defended these counterclaims.  On July 31, 2007, the Court entered summary judgment in favor of the AMS entities on McCarty's fraud claim against them.

A jury trial began on October 29, 2007, and on November 1, 2007, the jury returned its verdict.  The jury found in favor of Mr. McCarty on our claims against him.  In addition, the jury found in Mr. McCarty’s favor on his claim against us for breach of the stock purchase agreement and found that Mr. McCarty was entitled to $800,000.  In addition, the jury found that Heartland had breached the employment agreement with Mr. McCarty and found that Mr. McCarty was entitled to $368.  The jury also found that Heartland breached its promissory note with Mr. McCarty and that Mr. McCarty was entitled to $184,000.  The jury found that the corporate veils of AMS Health Sciences, Inc., AMS Manufacturing, Inc. and Heartland Cup, Inc. should be pierced.  The court allowed the jury to consider a fraud claim by Mr. McCarty against the AMS entities, even though the court had previously granted summary judgment in favor of the AMS entities on McCarty's fraud claim against them. The jury found for Mr. McCarty on the fraud claim, but did not award any additional actual damages for the claim. The jury returned a verdict in our favor on Mr. McCarty’s claim for tortious interference and to reform the stock purchase agreement and awarded Mr. McCarty no damages on his claim against us for fraud.  Although the jury found that the AMS entities had committed conduct which would warrant the award of punitive damages, if any, to be awarded, Mr. McCarty withdrew his request for punitive damages.

As discussed elsewhere in this Report, we do not have the cash resources to satisfy a judgment if entered on the jury’s verdict.  Additionally, the entry of such a judgment would have material, adverse consequences to the Company in that any such judgment, if not vacated, discharged, stayed or bonded within 30 days of the entry thereof, would constitute an event of default under the terms of the Company’s secured convertible note with Laurus.  We presently are in settlement discussions with Mr. McCarty; pending the outcome of such discussions, no judgment has yet been entered in the matter.  See “Part I, Item 2.  Management’s Discussion and Analysis or Plan of Operations—Liquidity and Capital Resources.”

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

Item 5.  OTHER INFORMATION

On September 4, 2007, the Company was notified by the AMEX of its affirmation of the determination to delist the common stock of the Company, in accordance with Sections 1003(a)(i), (ii) and (iii) of the AMEX Company Guide.  The notice provided that the AMEX would (1) suspend trading in the Company’s common stock as soon as practicable, i.e., after the 15 calendar-day period following the September 4, 2007 date of the written notice, during which the Company could file a written appeal of the hearing panel’s decision, and (2) file as soon as practicable an application with the Securities and Exchange Commission (“SEC”) to strike the Company’s common stock from listing and registration on the AMEX.  On September 19, 2007, before the market open, the AMEX suspended trading on the exchange of the Company’s common stock under the ticker symbol “AMM.”  At the market open on such date, the Company’s common stock commenced quotation on the Over-the-Counter Market (OTCBB) under the symbol “AMSI.”

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

REGISTRANT:
AMS HEALTH SCIENCES, INC.

By: /S/ ROBIN L. JACOB
Dated: November 19, 2007	Robin L. Jacob, Vice President and Chief Financial Officer
(Duly Authorized Officer of Registrant and Principal Financial Officer)

Index of Exhibits

3.1	The Registrant's Certificate of Incorporation, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the Commission on March 11, 1998.

3.2	The Registrant's Bylaws, incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-47801) filed with the Commission on March 11, 1998.

10.1	Stock Option Agreement of Advantage Marketing Systems dated January 3, 2001, incorporated by reference to Form 8-K filed with the Commission on January 8, 2001.

10.2*	The Advantage Marketing Systems, Inc. 1995 Stock Option Plan, incorporated by reference to Form SB-2 Registration Statement (No. 33-80629), filed with the Commission on November 20, 1996.

10.3*           Employment Agreement by and between Steven G. Kochen and Registrant dated effective as of
August 9, 2005, incorporated by reference to Form 8-K filed with the Commission on August 12,
2005.

10.4*	Employment Agreement by and between Jerry W. Grizzle and Registrant dated effective as of
January 25, 2006, incorporated by reference to Form 10-KSB filed with the Commission on April 3, 2006.

10.5*	Employment Agreement by and between Robin L. Jacob and Registrant dated effective as of February 12, 2006, incorporated by reference to Form 8-K filed with the Commission on April 12, 2006.

10.6	Consulting Agreement by and between TVC Consulting and Registrant dated effective as of March 1, 2006, incorporated by reference to Form 10-QSB filed with the Commission on May 15, 2006.

10.7	Securities Purchase Agreement dated June 28, 2006 by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.8	Secured Convertible Term Note dated June 28, 2006 by the Company in favor of Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.9	Common Stock Purchase Warrant dated June 29, 2006 by the Company in favor of Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

10.10	Registration Rights Agreement dated June 28, 2006 by and between the Company and Laurus Master Fund, Ltd., incorporated by reference to the Form 10-QSB filed with the Commission on August 14, 2006.

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