Form 10-K
period 2011-02-28
AMS HEALTH SCIENCES INC
filed 2011-06-14
CIK 841866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K

___________________

[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

Commission File Number: 000-53641

SA RECOVERY CORP.

(Name of small business issuer in its charter)

Oklahoma	26-3090646
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3908 Minnesota St., Bartlesville, OK 74006

(Address of principal executive offices)

(877) 488-8380

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☒     No  ☐

As of June 13, 2011, the registrant had 31,073,593 shares of common stock, $.0001 par value, issued and  outstanding.

TABLE OF CONTENTS

PART I.

4

ITEM 1. BUSINESS

4

ITEM 1A. RISK FACTORS

6

ITEM 1B. UNRESOLVED STAFF COMMENTS

12

ITEM 2. PROPERTIES

12

ITEM 3. LEGAL PROCEEDINGS

12

PART II

12

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  12

ITEM 6. SELECTED FINANCIAL DATA

14

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  14

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

15

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  28

PART 9A. CONTROLS AND PROCEDURES

28

PART III

29

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

29

ITEM 11.  EXECUTIVE COMPENSATION

30

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  30

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

31

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

31

PART IV

31

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31

SIGNATURES

32

PART I.  CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained in this filing that are not based on historical fact, including without limitation statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar words, constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events, or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements

ITEM 1.  BUSINESS

Company Overview

SA Recovery Corp.  is a development stage company engaged in the business of designing a mobile unit that removes contaminants from sand [herein referred to as “Mobile Unit”].  SA Recovery Corp. incorporated in Oklahoma on July 28, 2008. As of the date of this filing, we have not completed the development of the Mobile Unit.  As a development stage company we have not generated any revenues as of our recent fiscal year.  The Company will need to raise additional funding to continue the development of the Mobile Unit.

On July 28, 2008, the Company purchased the Sand Extraction Prototype I [herein referred to as “Prototype Unit”] from CGJ Holding, LLC, a Nevada Limited Liability Company (“CGJ”) for the sum of $15,000. The Prototype Unit is an apparatus designed to remove contaminants from sand. Concurrently, the Company entered into a two (2) year License Agreement with CGJ for the sum of $10,000 that granted the Company the exclusive right to make, use, and ultimately sell Mobile Units of the Prototype Unit.  On August 1, 2010, the parties mutually agreed not to renew the License Agreement.  The parties originally entered the License Agreement under the expectation that the Prototype Unit could be readily fabricated and sold as a Mobile Unit.  The parties have since discovered that the Prototype Unit did not perform as anticipated.  As a result of the cancellation of the License Agreement, the Company has no obligation to pay a royalty fee on any future development of the Prototype Unit.

As of the date of this 10K, the development of the Mobile Unit is not complete. Since 2008, the Prototype Unit has faced multiple problems, such as leaking under pressure, overly complex and clogging of the valves from the sand.  The Company is currently seeking additional funding to further finance additional modifications to the Unit to attempt to address the current problems.

In December, 2010, upon ceasing attempts to seek financing to rectify the problems with the Mobile Unit, we became a company with minimal assets and operations.   As such, management has concluded that we are a shell company as defined in Rule 12b-2 of the Exchange Act.

Prior Parent Company:

On July 28, 2008, all officers and Directors of AMS were replaced by James Ditanna as the sole officer and Director.  In addition, the Company underwent a 1/670 reverse stock split that reduced the number of outstanding shares of common stock to 15,000.  Concurrently, the Company’s former operations of nutritional supplements were sold to a third party competitor.  As part of the Plan, the third party purchaser was allowed to keep the name “AMS Health Sciences, Inc.”.  As a result, AMS was required to implement a name change to Jacob Acquisition Corp.  All proceeds from the sale of the former operations of AMS went directly to the Liquidating Trust established by the Bankruptcy.  Pursuant to the Plan, on July 28, 2008, AMS Health issued 25,000,000 restricted shares of common stock to IACE Investments Two, Inc.; issued 6,000,000 shares of restricted shares of common stock to four investors; issued 50,000 shares of common stock to the Bankruptcy Trustee; and 100 shares of common stock to each allowed class 6 and class 7 claim holder approved by the Bankruptcy Trustee.  AMS did not receive any of the proceeds from the sale of the business or issuance of stock.  All proceeds were directed to the Liquidating Trustee to be used for the benefit of the creditors.

Prior to the Bankruptcy, AMS was engaged in the sale of vitamins and weight loss supplements.  Pursuant to the Plan, on July 31, 2008, AMS completed its sale of its operating assets to a third party company owned by a secured creditor, Laurus Master Fund, Ltd.  The Operating Assets sold to the third party included all of the assets of the AMS, including:  (i) the Debtor's books and records; (ii) all furniture, fixtures and equipment used in the AMS’S ordinary course of business and described in the Bankruptcy Schedules or on hand as of the Effective Date; (iii) all Real Property described in the Plan; (iv) all the  inventory and supplies as of the Effective Date;

(v) all the Cash on hand on the Effective Date; (vi) all trademarks identified in the Plan; (vii) all contracts assumed and assigned to the third Party pursuant to the Plan, including the real property; (viii) all Pass Thru Contracts assigned to the third Party pursuant to the Plan; (ix) all rights to the Company’s list of customers and sales associates; (x) the right to use the name AMS Health Sciences, Inc.; and (xi) all other property of the Debtor, tangible or intangible, but excluding the AMS’s rights and interest in AMS Manufacturing Inc. and any other direct or indirect subsidiary or affiliate of the Debtor.   The Bankruptcy Trustee, retained all proceeds from the sale of the former assets and stock for the use and benefit of the creditors.  SA Recovery Corp. did not receive any proceeds from the sale of the former operations of AMS.  Following the sale of the assets, Laurus Master Fund, Ltd., created AMS Health Sciences, Inc. as a Delaware Corporation.  Any sales of the products related to AMS are now under the Delaware company and are not related to SA Recovery Corp.

On July 28, 2008, the Company underwent a Holding Company Reorganization pursuant to section 1081(g) of the Oklahoma General Corporation Act. Pursuant to the reorganization, on July 28, 2008, AMS caused SA Recovery Corp. to be incorporated in the State of Oklahoma, as a direct, wholly-owned subsidiary of AMS and caused Jacob Acquisition, Corp., to also be incorporated in the State of Oklahoma as a direct wholly-owned subsidiary of SA Recovery Corp.  Under the terms of the Reorganization, AMS was merged into Jacob Acquisition. Upon consummation of the Reorganization, each issued and outstanding share of AMS was converted into and exchanged for a share of common stock of SA Recovery Corp. (on a share-for-share basis), having the same designations, rights, powers and preferences, qualifications, limitations, and restrictions as the shares of AMS being converted.  There was no spin-off and AMS corporate existence ceased.  Under the Reorganization, all AMS shareholders became shareholders of SA Recovery Corp in the same proportion.   Immediately following the reorganization on July 28, 2008, SA Recovery terminated its ownership of  Jacob Acquisition Corp to the Bankruptcy Trustee.

Our common stock is currently traded on the Pink Sheets under the symbol SARY.  Prior to November 20, 2008, our common stock was traded on the Pink Sheets under the symbol AMSI.

EMPLOYEES

The Company has no full time employees.

COMPETITION

As a development stage company, we face fierce competition. Our competition includes large and mid-sized independent companies, as well as major companies with international operations and local municipalities that have access to free or cheap disposal sites.  We believe that the principal competitive factor in the market area is the price paid to dispose of contaminated sand.  In the future, we will face competitive pressures from numerous actual and potential competitors. Many of our current and potential competitors in the environmental sector industry have substantial competitive advantages than we have, including:

·	longer operating histories;

·	significantly greater financial, technical and marketing resources;

·	greater brand name recognition;

·	better distribution channels;

·	existing customer bases; and

·	Equipment necessary to remove and dispose of contaminated sand

We are a minor participant in the industry and with many other companies having far greater financial, technical and other resources.

ITEM 1A.  RISK FACTORS

RISKS RELEATED TO OUR FINANCIAL RESULTS

Environmental Law Compliance

The company is unable to determine whether the Unit will comply with applicable environmental laws.  As our business plan involves offering equipment to remove contaminants from sand, we expect that we will be governed by the comprehensive federal and state laws that regulate the discharge of materials into or onto the environment or otherwise relate to health and safety or the protection of the environment.  Our machine has not been tested to determine if it will meet any federal, state or agency requirements related to the discharge of wastewater and of the materials cleaned by our product.  To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

The Company will be required to dispose of the waste water.  The type and degree of contamination will determine where to dispose or release the wastewater.  Waste water that cannot be released on location will be disposed at the local facility that accepts wastewater.  If the wastewater is of the type that cannot be disposed of at a waste water facility then the Company will be required to dispose of the waste water at a facility that accepts industrial waste.

If we are unable to successfully obtain additional financing, we will not have sufficient cash to continue operations.

We will need to raise additional funds in order to satisfy our future liquidity requirements. We currently anticipate that our available cash resources will be insufficient to meet our anticipated needs for working capital and capital expenditures and we will require additional funds earlier to the extent our level of operations significantly expands. We estimate our capital requirements to operate for the next twelve months at approximately $160,000. It is unlikely that we will be able to generate sufficient cash flows from operations to meet any unexpected cash requirements during the next 12 months or to meet our anticipated needs for working capital and capital expenditures thereafter.  It is likely that we will seek to meet these liquidity requirements through public or private equity offerings or debt financings.  Current market conditions present uncertainty as to our ability to secure additional financing.  There can be no assurances that we will be able to secure additional financing, or obtain favorable terms on such financing if it is available, or as to our ability to achieve positive cash flow from operations.  Continued negative cash flows create significant uncertainty about our ability to implement our operating plan and we may have to reduce the scope of our planned operations.  If cash and cash equivalents, together with cash generated from operations, if any, are insufficient to satisfy our liquidity requirements, we will not have sufficient resources to continue operations.  We have made no arrangements to obtain future additional financing at this time, and if required, there can be no assurance that such financing will be available on acceptable terms.

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern.

As of our fiscal period ended February 28, 2011 and 2010, we had not generated sufficient revenues to meet our cash flow needs.  As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern.  We are operating at a net loss, and may continue to incur losses for a period of time.  We cannot assure you that we will be able to obtain sufficient funds from our operating or financing activities to support our continued operations.  If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

We have experienced operating losses since our inception and our auditors have indicated uncertainty concerning our ability to continue operations as a going concern.

From inception (July 28, 2008) to the year ended February 28, 2011, we have incurred accumulated net losses of $189,577.  We expect to continue to incur substantial losses and may not generate significant revenue, if any, for the immediate future.  We have a working capital deficit of $121,966 at February 28, 2011, so our ability to continue as a going concern prior to the generation of significant revenue is dependent upon obtaining additional financing for our planned operations.  If we fail to generate enough working capital, either from future equity or debt sales or revenue from operations, our ability to expand and complete our business plan will be materially affected, and you may lose all or substantially all of your investment.

Our Internal Controls Over Financial Reporting May Be Inadequate

Our management is required to assess the adequacy of our internal control over financial reporting.  In this report on Form 10-K and in our report on Form 10-K, as amended, as of February 28, 2010, we deemed our internal controls over financial reporting inadequate.  In the future, our internal control over financial reporting may not meet the standards required by Section 404 of the Sarbanes-Oxley Act.  We may incur additional costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff.  Ultimately, our efforts may not be adequate to comply with the requirements of Section 404.  If we are unable to implement and maintain adequate internal control over financial reporting or otherwise to comply with Section 404, we may not be able to report financial information on a timely basis and may suffer adverse regulatory consequences, among other things.

The changes necessitated by becoming a public company will require a significant commitment of additional resources and management oversight that will increase our costs and might place a strain on our systems and resources.  As a result, our management’s attention might be diverted from other business concerns.  In addition, we might not be successful in implementing and maintaining controls and procedures that comply with applicable requirements.  If we fail to maintain an effective internal control environment or to comply with the numerous legal and regulatory requirements imposed on public companies, we could make material errors in, and be required to restate, our financial statements.  Any such restatement could result in a loss of public confidence in the reliability of our financial statements and sanctions imposed on us by the SEC.

We do not have a developed product to sale or lease.

Since inception, we have been unable to develop a product to sale or lease.

It is difficult to evaluate our business and prospects because we have a limited operating history.

We were incorporated in July 2008, are a development stage company and have had no revenue to date. Because we have a limited operating history, it is difficult to accurately predict whether and when we will generate revenue or to evaluate our future prospects and an investment in our common stock. Our prospects are uncertain and must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development.

Our Common Stock Market Price may decrease greatly which may result in your inability to sale your shares.

While our stock has a trading symbol to facilitate trades on the OTC "Pink Sheets," there is no significant public trading market for our shares of Common Stock. And there can be no assurance that a liquid market for our Common Stock will be established or that, if established, a market will be sustained at the price the stock was purchased for.  Therefore, if you purchase our Common Stock you may be unable to sell the shares. Accordingly, you should be able to bear the financial risk of losing your entire investment.

Our operating results may prove unpredictable.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Factors that may cause our operating results to fluctuate significantly include the following:

•	our ability to generate enough working capital from future equity sales;

•	the level of commercial acceptance of our products;

•	our ability to enter into marketing and distribution agreements;

•	fluctuations in the demand for crude oil and products associated with refining crude oil;

•

intense competition in the environmental restoration sector, including direct competition from small and large independent companies, substantially all of which have existing relationships with companies that provide products or services that involve cleaning services during the aftermath of a natural disaster, environmental spill or industrial accident, and have significantly greater capital resources and infrastructure than we have;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	general economic conditions and economic conditions specific to the crude oil refining industry; and

•	other competing technologies entering the market.

ADDITIONAL RISK FACTORS

Our inability to obtain additional financing for operations  could impair the value of your investment, and we may not be able to meet our future capital requirements.

We will need to raise additional funds to continue our development of the prototype unit capable of washing contaminated sand on a large commercial scale.  We may be unable to obtain any required additional financing on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we will be unable to fund our expansion, successfully promote our brand and products, develop new products, respond to competitive pressures or take advantage of acquisition opportunities, any of which would have a material adverse effect on our business. It is likely we will seek to raise additional funds through public or private equity offerings or debt financings. If we raise additional funds through the issuance of equity securities, our stockholders will likely experience dilution of their ownership interest, and the newly-issued securities may have rights superior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, including limitations on the payment of dividends. There can be no assurances that we will be able to secure additional financing, or obtain favorable terms on such financing if it is available. Continued negative cash flows create uncertainty about our ability to fully implement our operating plan and we may have to reduce the scope of our planned operations, which may jeopardize our ability to continue our business. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking protection under federal bankruptcy laws.

We are a development stage, independent environmental manufacturing company, with no experience in the market, and failure to successfully compensate for this inexperience may adversely impact our operations and financial position.

We operate as development stage environmental manufacturing company, with few substantial tangible assets in a highly competitive industry. We have little operating history, no customer base and no revenue to date. This makes it difficult to evaluate our future performance and prospects. Our company must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business in an emerging and evolving industry characterized by intense competition, including:

•	our business model and strategy are still evolving and are continually being reviewed and revised;

•	we may not be able to raise the capital required to develop our initial customer base and reputation;

•	we may not be able to successfully implement our business model and strategy;

•

Our success is dependent upon management that has other full time employment, has limited experience and will only devote limited part time working for the Company, and this makes our future even more uncertain;

•

James Ditanna, our sole director and officer, has agreed to provide services on an as needed basis for a term of 24 months. We have not obtained key man life insurance. Notwithstanding the combined limited experience and time commitment of management, loss of the services would adversely affect development of our business and its likelihood of continuing operations; and

•

Our Director who is our sole Officer has a conflict of interest in that he is an officer and director of other companies, which will prevent him from devoting full-time to our operations.  As a result of serving as an officer for other companies, the Director may not be able to provide a material amount of time towards furthering the business plan.

We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and the value of your investment in our company will decline.

We have incurred net operating losses of $189,577 from our inception through February 28, 2011, and our chances of reaching significant operations are remote.

Because we have to scale-up operations and acquire contracts only on a test-pilot basis, the chances that we will have significant commercial operations is remote. The Company also could, if a third party ever desired, license the Company's technology or contract to use our technology, equipment, or services to wash contaminated sand.  Even if our technology works on a commercial scale, we may not succeed either because the technology does not work as well on a commercial scale as it does on a test-pilot scale or because our cost to clean contaminated sand is greater than the market price to remove and replace the contaminated sand. A key strategy for the Company’s growth is substantially dependent upon its ability to acquire contracts in which to use its technology. The Company has no prior experience operating its technology on a commercial scale.

The environmental recovery services industry is extremely competitive and if we are not able to compete successfully against other independent contractors both large and small, we will not be able operate our business and investors will lose their entire investment.

The market for the environmental recovery services industry is extremely competitive and rapidly changing. We currently and in the future face competitive pressures from numerous actual and potential competitors. Many of our current and potential competitors in the environmental recovery services industry have substantial competitive advantages than we have, including:

•	longer operating histories;

•	significantly greater financial, technical and marketing resources;

•	greater brand name recognition;

•	better distribution channels;

•	existing customer bases; and

•	commercially accepted products.

Our competitors may be able to respond more quickly to new or emerging technologies and changes in the environmental recovery services industry and devote greater resources to identify, develop and market new products, and distribute and sell their products than we can.

Our success will be largely dependent upon James Ditanna, our President and CEO, and other key personnel, and if Mr. Ditanna leaves our Company, our operations will largely cease until we can find a new replacement for him.

Our success will be largely dependent upon the continued employment of James Ditanna, our President and Chief Executive Officer, and who has prior experience as an executive officer of a publicly-traded company.  Mr. Ditanna agreed to serve as the sole officer and director for a two year period that expires on July 28, 2010.   The loss of Mr. Ditanna could have a material adverse effect on the implementation of our business plan.  It is possible that Mr. Ditanna will terminate his employment with us

Our success depends in large part on our current key personnel and our ability to attract and retain additional key personnel, which we may or may not be able to do.

Our inability to recruit and train adequate numbers of qualified personnel on a timely basis would adversely affect our ability to design, manufacture, market and support our products.

In addition, our success will depend on our ability to hire additional experienced engineers, senior management and sales and marketing personnel. Opportunities available in other companies could make recruiting and retaining employees, especially design engineers, more difficult for the Company. To attract and retain individuals with the requisite expertise, we may be required to grant large option or other stock-based incentive awards, which may be dilutive to shareholders. We may also be required to pay significant base salaries and cash bonuses, which could harm our operating results. If we do not succeed in hiring and retaining candidates with appropriate qualifications, we will not be able to grow our business and our operation results will be harmed.

Our sole officer and Director does not have any experience in the environmental services sector.

Our Sole Officer and Director has no previous experience in managing or operating a company engaged in the environmental services sector.  As the sole employee, the Company is reliant upon Mr. Ditanna to manage the affairs of the Company.  To supplement the lack business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors.  The selection of any such advisors will be made by our officers without any input from shareholders.  Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to the company.  In the event management considers it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if they are able to provide the required services.

The Company’s sole Director and Officer will not devote all of his time to the Company’s business, the result of which could harm our business.

The Company’s sole Director and Officer will be involved in other business activities that may result in his spending less time than is appropriate or necessary in order to manage the Company’s business successfully. The  sole Director and Officer does not account for how much time he devotes to the Company.  The Company’s arrangements with its officers and directors are that they may spend a material portion of their time providing services to other business pursuits and affiliates on matters unrelated to the business of the Company.

Management has not performed any research to determine if the Unit will be a profitable option to replacing sand.

The Company’s projected profits are dependent on the difference in the cost of cleaning sand compared to the cost associated with the excavating, hauling, disposing and replacement of the contaminated sand with clean sand.  There is a risk the cost to remove, dispose and replace the contaminated sand will be cheaper than the cost to clean the sand with the Unit.   If the costs associated with restoring the sand is more expensive, then there is a risk that few customers will contract to use the unit.  The Company has not performed any research to determine if use of machine will produce satisfactory results on a scale that is cheaper than the replacement cost of the sand.

Our operations are concentrated in the environmental recovery services industry, which means that our business will likely be adversely affected if there is a lack of natural disasters, environmental spills or industrial accidents.

We will initially focus our operations on business connections with companies that operate in the environmental recovery services industry. Accordingly, a lack of lack of natural disasters, environmental spills or industrial accidents involving sand could impact our operations.

Future acquisitions of companies may disrupt our business or distract our management.

In the future, we may seek to acquire or make investments in complementary companies or businesses. We may not be able to acquire or manage additional businesses profitably or to successfully integrate any acquired businesses with our business. Businesses that we acquire may have liabilities that we underestimate or do not discover during our pre-acquisition investigations. Certain liabilities, even if we do not expressly assume them, may be imposed on us as the successor to the business. Further, each acquisition may involve other special risks that could cause the acquired businesses to fail to meet our expectations. For example:

•	the acquired businesses may not achieve expected results;

•	we may not be able to retain key personnel of the acquired businesses;

•	we may incur substantial, unanticipated costs, delays or other operational or financial problems when we try to integrate businesses we acquire with our own;

•	our financial and managerial resources may be diverted from our core business; or

•	our management may not be able to manage the combined entity effectively or to make acquisitions and grow our business internally at the same time;

•	In addition, we may incur debt or issue equity securities to pay for any future acquisitions or investments, which could dilute the ownership interest of our existing stockholders in our company.

If we do not manage our anticipated growth efficiently, we may not be able to operate our business effectively.

We expect to expand our operations by seeking additional financing. If we expand our operations, we may strain our management, operations, systems and financial resources. To manage our anticipated future growth, we must improve and effectively utilize our existing operational, management, marketing and financial systems and successfully recruit, hire, train and manage personnel and maintain close coordination among our technical, finance, marketing, sales and production staffs. In addition, we will need to improve our accounting systems and procedures and computer software and hardware systems in order to operate our business more effectively and manage our expansion. We also will need to manage complex relationships with government agencies, strategic partners, advertisers and other third parties. Our failure to effectively manage our expected growth could disrupt our operations and ultimately prevent us from generating the revenue we expect.

The Company does not own or possess any patent protection of the technology and may significantly impair our competitive advantage.

The Company currently does not own or possess any patent protection of the proprietary technology. We rely on a combination of a license agreement, trade secrets, and nondisclosure to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property. Even if the inventor files for a patent application, the patent and trade secret protection may not be adequate to deter third party infringement or misappropriation of any patents and similar proprietary rights.

In addition, any potential patent issued to the inventor of the technology that is licensed to the Company may be challenged, invalidated or circumvented. Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed. We may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive and patents may not be issued from currently pending or future applications.

We may face costly intellectual property infringement claims, the result of which would decrease the amount of cash we would anticipate to operate and complete our business plan.

Any claims alleging infringement brought of third parties, regardless of merit, could result in protracted and costly litigation, damages for infringement, and the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Litigation, which could result in substantial cost to us and diversion of our resources, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. Any intellectual property litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR CAPITAL STRUCTURE

We are controlled by a majority stockholder, which means that the majority stockholder controls all matters submitted to a vote of the stockholders, including, but not limited to, the election of directors.

Our principal shareholder, IACE Investments Two, Inc. (“IACE”), currently owns approximately 80.45% of our Common Stock.  It will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. Therefore, IACE will be able to control substantially all matters requiring approval by our stockholders, including the election of directors, the amendment to our Articles of Incorporation, the approval of mergers or other business combination transactions, and will also have control over our management and affairs.  As a result of such control, certain transactions may not be possible without the approval of IACE, including proxy contests, tender offers, open market purchase programs or other transactions that could give our stock holders the opportunity to realize a premium over the then-prevailing market prices for their shares of common stock.

IACE Investments Two, Inc (IACE) is the controlling shareholder with control over the Company.

Our principal shareholder, IACE Investments Two, Inc. currently owns approximately 80.45% of our Common Stock.  It will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, the sole shareholder of IACE Investments Two, Inc.  is John Heskett.  In effect, John Heskett will be able to elect all of the members of our board of directors, allowing him to exercise significant control of our affairs and management. In addition, he may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

Some provisions of our Articles of Incorporation and Bylaws may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.

Some of the provisions of our articles of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares possibly at a premium over the then market price.

For example, our articles of incorporation authorizes the board of directors to issue up to 5,000,000 shares of preferred stock of which 5,000,000 are available for issuance. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance shares of preferred stock with superior voting rights to shares of common stock, could delay or inhibit the removal of incumbent directors and could delay, defer, make more difficult or prevent a merger, tender offer or proxy content, or any change in control involving SA Recovery Corp., as well as the removal of management, even if such events would be beneficial to the interests of SA Recovery Corp.’s shareholders, and may limit the price certain investors may be willing to pay in the future for shares of common stock. The issuance of any preferred stock could diminish the rights of holders of our common stock and therefore, could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent, or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.

In addition, IACE’s substantial ownership positions and right to elect one member to the board of directors may have the effect of delaying, deferring, or preventing a change in control of our company, may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company does not own or rent any real property.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any suit or threatened suit.

ITEM 4.  REMOVED AND RESERVED.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER

   PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the OTC Markets under the symbol “SARY”. As of October 26, 2010, the bid price of the Company’s shares was $.07 per share (last sale of common stock occurred  October 26, 2010.)

The following table shows the high and low sale prices per share for the common stock as reported by NASDAQ:

Quarter Ended	High	Low	Shares Traded
05/31/09	$2.10	$2.10	-
08/31/09	2.10	0.10	321
11/30/09	0.10	0.10	-
02/28/10	0.10	0.10	-
05/31/10	0.10	0.10	160
08/31/10	0.10	0.07	100
11/30/10	0.07	0.05	188
02/28/11	0.07	0.05	-

Holders of Our Common Stock

As of February 28, 2011, we had 258 shareholders of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

  OPERATIONS

Forward Looking Statements

There are statements in this report that are not historical facts.  These “forward-looking statements” can be identified by the use of terminology such as “believe”, “hope”, “may”, “anticipate”, “should”, “intend”, “plan”, “will”, “expect”, “estimate”, “project”, “position”, “strategy” and similar expressions.  You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.  For a discussion of these risks, you should read this entire report carefully, especially the risks discussed under “Risk Factors”.  Although management believes that the assumptions underlying the forward-looking statements included in this report are reasonable, they do not guarantee our future performance and actual results could differ from those contemplated by these forward-looking statements.  The assumptions used for purposes of the forward-looking statements specified in the following information represents estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances.  As a result, the identification, interpretation of data, other information, and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipate or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  In the light of the risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this report will in fact transpire.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as their dates.  We do not undertake any obligation to update or revise any forward-looking statements.

Overview

Results of Operations

Liquidity and Capital Resources

At February 28, 2011, SA Recovery Corp. had $2,238 in cash and no other assets.  Our activities currently consist principally of keeping the Company current with our Exchange Act filings.  These costs have been met by cash loans by our principal shareholder..

For the year ended February 28, 2011, the Company had an operating loss of $41,967.

Plan of Operation

The plan of operation for the next 12 months is either to seek approximately $160,000 to address the technical problems with the Mobile Unit, to undertake other business activities, or to merge with another operating company.

Because the Company lacks funds, it may be necessary for officers, directors and shareholders to advance funds to the Company and to accrue expenses for Exchange Act compliance costs until such time as a successful business consolidation can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, directors will defer any compensation until such time as the Company generates sufficient revenue to pay expenses. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

If the Company needs to raise capital, most likely the only method available would be the private sale of securities. Because the Company is a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or a private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

The Company does not intend to use any employees, with the exception of our sole officer Mr. Ditanna. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months. Also, the Company does not anticipate making any other significant capital expenditures until it can successfully complete an acquisition or merger.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

SA Recovery Corp.

We have audited the accompanying Balance Sheets of SA Recovery Corp., (a Development Stage Enterprise), as of February 28, 2011 and 2010, respectively, and the related Statements of Operations, Stockholders’ Equity (Deficit), and Cash Flows for the years then ended and the period from July 28, 2008 (inception) through February 28, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SA Recovery Corp. as of February 28, 2011 and 2010, and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no current source of income or cash. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. See note 2 to the financial statements for further information regarding this uncertainty.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

www.mkacpas.com

Houston, TX

May 31, 2011

SA RECOVERY CORP.

 (A DEVELOPMENT STAGE ENTERPRISE)

INDEX TO FINANCIAL STATEMENTS

Our financial statements included in this Form 10-K are as follows:

F-1	Balance Sheets as of February 28, 2011 and 2010;

F-2	Statements of Operations for the years ended February 28, 2011 and 2010 and the period from July 28, 2008 (inception) to February 28, 2011;

F-3	Statements of Cash Flows for the years ended February 28, 2011 and 2010 and the period from July 28, 2008 (inception) to February 28, 2011;

F-4	Statement of Stockholder’s Deficit from inception (July 28, 2008) through February 28, 2011;

F-5	Notes to Financial Statements.

SA RECOVERY CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS

	Year Ended February 28,
	2011	2010

ASSETS
Current Assets
Cash	$2,238	$2,170
Total current assets	2,238	2,170

TOTAL ASSETS	2,238	2,170

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$7,450	$191
Accrued director salary	10,000	5,000
Note payable - related party	33,375	9,150
Convertible notes and interest payable	73,379	70,129

Total current liabilities	124,204	84,470

TOTAL LIABILITIES	124,204	84,470

Shareholders' deficit
Common stock, par value $0.001; 495 million shares authorized; 31,073,593 shares issued and outstanding at November 30, 2010 and February 28, 2010	3,107	3,107
Additional paid in capital	64,504	62,203
Deficit accumulated during the development stage	(189,577)	(147,610)
Total shareholders' deficit	(121,966)	(82,300)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$2,238	$2,170

The accompanying notes are an integral part of these financial statements.

F1

SA RECOVERY CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

	Year Ended February 28,		Inception (07/28/08) to 2/28/11
	2011	2010

REVENUES	$-	$-	$-

EXPENSES
Director salary	5,000	3,117	10,000
General and administrative	31,416	17,253	55,032
Research and development	-		46,500
Asset impairments	-	2,055	2,055
Interest	5,551	32,522	75,990
Total expenses	41,967	54,947	189,577

Net Loss	$(41,967)	$(54,947)	$(189,577)

Weighted average shares outstanding	31,073,593	31,073,593
Loss per share (basic and fully diluted)	$-	$-

The accompanying notes are an integral part of these financial statements.

F2

SA RECOVERY CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

	Year Ended February 28,		Inception (07/28/08) to 2/28/11
	2011	2010

OPERATING ACTIVITIES:
Net loss	$(41,967)	$(54,947)	$(189,577)

Adjustments to reconcile net loss to cash flows from operations:
Amortization of discount on note payable	-	27,083	65,000
Amortization of intangible	-	5,000	7,945
Asset impairment	-	2,055	2,055
Interest imputed on related-party note	2,301	310	2,611

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	15,509	8,246	25,829
Cash used in operating activities	(24,157)	(12,253)	(86,137)

INVESTING ACTIVITIES
Purchase of license permit	-	-	(10,000)
Cash used in investing activities	-	-	(10,000)

FINANCING ACTIVITIES
Proceeds from note payable	-	-	65,000
Proceeds from related-party note payable	24,225	9,150	33,375
Cash provided by financing activities	24,225	9,150	98,375

Net increase in cash and cash equivalents during the year	68	(3,103)	2,238
Cash and cash equivalents at beginning of period	2,170	5,273	-
Cash and cash equivalents at end of period	$2,238	$2,170	$2,238

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

F3

SA RECOVERY CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF STOCKHOLDERS’ DEFICIT

From the Period for Inception (July 28, 2008) to February 28, 2011

	Date	Capital Stock		Additional Paid In Capital	Accumulated Loss	Total
		Shares	Amount

Balances, 7/28/08		-	$-	$-	$-	$-

Shares issued to former shareholders of AMS Health Sciences, Inc.	07/28/08	13,593	1	(1)		-

Founders' shares	07/28/08	31,000,000	3,100	(3,100)		-

Shares issued to escrow agents for settlements with creditors of AMS Health Sciences, Inc.	07/28/08	60,000	6	(6)		-

Discount on note payable				65,000		65,000

Net loss, inception (7/28/08) to 2/28/09					(92,663)	(92,663)

Balances, 2/28/09		31,073,593	3,107	61,893	(92,663)	(27,663)

The accompanying notes are an integral part of these financial statements.

F4

SA RECOVERY CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF STOCKHOLDERS’ DEFICIT

From the Period for Inception (July 28, 2008) to February 28, 2011

(Continued)

	Date	Capital Stock		Additional Paid In Capital	Accumulated Loss	Total
		Shares	Amount

Interest imputed on related party advances				310		310

Net loss, year ended 2/28/10					(54,947)	(54,947)

Balances, February 28, 2010		31,073,593	3,107	62,203	(147,610)	(82,300)

Interest imputed on related party advances				2,301		2,301

Net loss, year ended 2/28/11					(41,967)	(41,967)

Balances, 2/28/11		31,073,593	$3,107	$64,504	$(189,577)	$(121,966)

F5

SA RECOVERY CORP.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization, Nature of Operations and Basis of Presentation

Organization and History

SA Recovery Corp. was incorporated on July 28, 2008 in the State of Oklahoma. Our former parent company, AMS Heath Sciences, Inc., (“AMS”) was originally incorporated on May 22, 1987.  On December 27, 2007, AMS filed a voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of Oklahoma, Case no. 07-14678. On July 15, 2008, the Bankruptcy Court issued an Order Confirming the First Amended Plan of Reorganization with an effective date of July 28, 2008.

 As part of the reorganization, AMS caused SA Recovery Corp., to be incorporated as a wholly owned subsidiary.  On July 28, 2008, AMS completed the reorganization and merger.  The assets and operations of AMS were sold under the Bankruptcy Court Plan.  Under the terms of the reorganization, each issued and outstanding share of AMS Health Science, Inc. was converted into a share of SA Recovery Corp., having the same designations, rights, powers, and preferences, and qualifications, limitations, and restrictions.  The former name “AMS Health Sciences, Inc.” was severed during the Bankruptcy proceedings and is not related to SA Recovery Corp.

Nature of Operations

SA Recovery Corp. is an environmental equipment company that manufacturers a mobile unit that removes contaminants from sand.  We are a development stage company that has not generated any revenues as of our most recent fiscal year.

On July 28, 2008, the Company purchased the Sand Extraction Prototype I  from CGJ Holding, LLC, a Nevada Limited Liability Company (“CGJ”) for the sum of $15,000. The Sand Extraction Prototype I is an apparatus designed to remove contaminants from sand.

The Sand Extraction Prototype I is capable of washing two cubic yards of contaminated sand per hour.  Our technology utilizes a fluidized bed, vibrating feeds in a counter-flow of wash water in the sand cleaning process. During that hour, the machine is capable of producing two cubic yards of cleaner sand.  Typically, during a natural disaster, environmental spill, or industrial accident, the sand must be removed and replaced with additional sand.  The process of removing and replacing large quantities of sand can be cumbersome and difficult because of the size and volume of the sand required, which must be moved by multiple loads of large trucks into the location.  Our commercial unit will be mobile and outfitted onto a standard 50-foot trailer to send directly to an environmental disaster, accident, or cleanup site. The mobile unit will consist of all the equipment necessary to remove contaminants from sand at the  location. The mobile unit will require two people to operate.  The Sand Extraction Prototype I is still in the development stage.

However, in December, 2010, upon ceasing attempts to seek financing to rectify certain problems with the Mobile Unit, we became a company with minimal assets and operations.   As such, management has concluded that we are a shell company as defined in Rule 12b-2 of the Exchange Act.

Development Stage

The Company has not earned revenue from planned principal operations since inception (July 28, 2008). Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as American Standards of Codification (“ASC”) Codification Topic 915, Development Stage Entities.  Among the disclosures required by Topic 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Presentation and Summary of Significant Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents:  For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. As of February 28, 2011 and 2010, there were no cash equivalents.

Property and Equipment:   New property and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Revenue Recognition:  SA Recovery recognizes revenue when persuasive evidence of an agreement exists, services have been rendered, the sales price of a unit is fixed or determinable, and collectability is reasonable assured.  Since our inception on July 28, 2008 to our fiscal year ended February 28, 2011, SA Recovery had no revenues.

Valuation of Long-Lived Assets:  We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation:  Stock-based awards to non-employees are accounted for using the fair value method in accordance with ASC Codification Topic 718 – Share-Based Payments.

We adopted the provisions of Topic 718 which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with ASC Codification Topic 815 – Derivatives and Hedging.  This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Fair Value of Financial Instruments:   ASC Codification Topic 820 – Fair Value Measurements and Disclosures, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2011. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding for the years ended February 28, 2010 and 2009.

Income Taxes:  We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance ASC Codification Topic 740 – Income Taxes. Under this guidance, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse.

Topic 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that SA Recovery Corp. will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $86,137 for the period from inception (July 8, 2008) to February 29, 2011, and a working capital deficit of $121,966 at February 28, 2011.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Note 3 – Capital Structure

Common Stock

We are authorized to issue up to 495 million shares of common stock.  At February 28, 2011, we have issued 31,073,593 shares, all of which have been treated for accounting purposes as founders’ shares.

Preferred Stock

We are authorized to issue up to 5 million shares of preferred stock.  At February 28, 2011, none of these shares has been issued and none is outstanding.

Potentially Dilutive Securities

As is discussed in Note 4, On August 1, 2008, we issued a $65,000 note payable which, at the option of the holder, may be converted to 2 million shares of common stock.

Note 4 – Notes Payable

On August 1, 2008, the Company borrowed $65,000 for working capital purposes and we issued a one-year note payable.  The note matured on August 1, 2009 and bears interest at 5% per year.  The holder has the right, with proper notice to convert the note into two-million shares of common stock.

On July 28, 2009, the maturity date of this note payable was extended until February 28, 2011.  As of the date of the filing of this report, the promissory note is in default.

Note Discount

In accounting for this note payable, we applied guidance contained in ASC Codification Topic 470 - Debt.  Topic 470 requires issuers of convertible debt instruments that may be settled in cash upon conversion to account separately for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

We therefore initially accounted for conversion feature as equity by discounting the note in its entirety (recording a discount in the amount of $65,000) and crediting “Additional Paid-In Capital”.  As of February 28, 2010, we have fully amortized the discount to interest expense.

Related-Party Note Payable

For the years ended February 28, 2011 and 2010, we received $18,700 and $9,150, respectively, in cash from an affiliate to pay our operating costs.  Additionally, during the year ended February 28, 2011, this affiliate paid $3,525 of our operating expenses which have been added to the balance of the note.  These advances are not evidenced by a promissory note.  We therefore imputed interest at 8%, crediting Additional Paid-In Capital for $2,301 and charging Interest Expense.

Note 5 – Intangibles:  License Permits and Agreement with CGJ Holding, LLC

On July 28, 2008, the Company purchased the Sand Extraction Prototype I from CGJ Holding, LLC, a Nevada Limited Liability Company (“CGJ”) for the sum of $15,000.  We included the cost of this prototype in Research and Development Expenses for the year ended February 28, 2009.

The Sand Extraction Prototype I is an apparatus designed to remove contaminants from sand. Concurrently, the Company entered into a two (2) year License Agreement with CGJ for the sum of $10,000  that grants the Company the exclusive right to make, use, and ultimately sell commercial units capable of removing contaminants, including asphalt, from sand or rock composite.  We have capitalized the cost of this intangible asset in “Intangible – license permit” and are amortizing this cost over the two-year life of our agreement with CGJ.  For the period from inception (July 28, 2008) to February 28, 2010 and 2009, we have amortized $10,000 and $2,945, respectively, of this cost to expense.

The License is renewable in the event that the Company is able to sell a commercial version of the Sand Extraction Prototype I.  Pursuant to the License Agreement, the Company is required to pay a ten percent (10%) royalty fee for each commercial unit sold. The License Agreement contains a languishing clause that terminates the License Agreement in the event that the Company is unable to design, manufacturer and sell a commercial unit during the two year time period.

Note 6 - Commitments and Contingencies

We have no outstanding commitments for office rental or other obligations for which we would require payout disclosures.  Our only commitment is our 10% royalty fee, explained in Note 5, which does not begin until commercialization.

Note 7 – Related-Party Transactions

As is discussed in Note 4, we borrowed funds from an affiliate to pay operating expenses.

Note 8 – License Agreement with CGL Holdings, LLC

On August 1, 2010, the Company and CGL Holding, LLC mutually agreed to not extend the License Agreement that expired on July 28, 2010.  The parties originally anticipated that the Prototype Unit purchased on July 28, 2008, would be readily and cheaply converted into larger units for sale.  The parties have agreed that any development of the Mobile Unit shall remain exclusively with the Company and shall not require any Royalty payments.  In the event that the Company elects to fabricate the original Prototype Unit as a product, then the Company would be required to obtain a new license agreement.  The Company has no intent of fabricating Prototype Units for sale.  Instead, the Company will focus on developing a Mobile Unit.

Note 9 – Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses.  The Company accounts for income taxes pursuant to ASC 740 – Income Taxes.

At February 28, 2011 and 2010 the Company had approximately $187,276 and $147,300 respectively  in unused federal net operating loss carry-forwards, which begin to expire principally in the year 2023.  The resulting deferred taxes assets (shown in the table below) have been fully reserved because of the uncertainty of realizing the benefits of such assets.

Deferred tax asset and the valuation account are as follows:

	February 28,
	2011	2010

Deferred tax asset	$63,674	$50,082
Valuation allowance	(63,674)	(50,082)
Net deferred tax asset	$-	$-

Note 10 – Subsequent Events

We have evaluated subsequent events through the date of this report.  No subsequent events have been noted.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

   DISCLOSURE

None.

PART 9A.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2011 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of February 28, 2011 due to lack of employees to segregate duties related to preparing the financial reports.  Management is attempting to correct this weakness by raising additional funds to hire additional employees.    Management with the assistance of its Securities Counsel will closely monitor all future filings to ensure that the company filings are made on a timely manner.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that the Company did not maintain adequate controls in the following areas:

As of February 28, 2011, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

As of February 28, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As of February 28, 2011, effective controls over impairment transactions were not maintained. Specifically, controls were not designed and in place to ensure that impairments were properly reflected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2011. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2011.

(b)	Changes in Internal Control, Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended February 28, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)

Identifying Directors and Executive Officers

The following table describes certain information about our executive officers and directors as of February 28,2011.

Name	Age	Position	Director Since
James Ditanna	58	President, Chief Executive Officer	July 28, 2010

Set forth below is a brief description of the background and business experience of our sole executive officer and director.

James Ditanna is a graduate of Drexel University, Philadelphia, Pennsylvania, receiving a Bachelor of Science degree in Business Administration with an accounting and taxation major. Mr. Ditanna graduated from the University of Pennsylvania with dual masters degrees (MBA/MGA) Magna Cum Laude. Mr. Ditanna is also affiliated with American Financial International Group, which has offices throughout the United States and in London, England. Mr. Ditanna has no prior relationship with the Debtors, their officers and directors, any substantial creditors of the debtors or the professionals retained by the Debtors or the Committee. Mr. Ditanna served as a Director in New Harvest Capital Corporation n/k/a Azur Holdings, Inc.; was the CFO and a Director of Tuff Coat Manufacturing, Inc. f/k/a Osage Acquisition Corporation; CFO of Nexmed, Inc.; a Director of Ideal Accents, Inc., and Dexterity Surgical, Inc.

Term of Office. Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

(b)

Significant Employees.

We have no significant employees other than James Ditanna.

(c)

Family Relationships.

There are no family relationships among the directors, executive officers or persons nominated or chosen by SA Recovery Corp. to become directors or executive officers.

(d)

Certain Legal Proceedings

No director or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

(e)

Compliance with Section 16(A) of the Exchange Act

James Ditanna did not file a Form 3 upon becoming a director/officer of the Company. No Form 4 or Form 5 was filed with respect to the foregoing.

(f)

Audit Committee Financial Expert

We do not have an audit committee financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, management believes the services of a financial expert are not warranted.

(g)

Identification of Audit Committee

We do not have a separately designated standing audit committee. Instead, our Director performs the required functions of an audit committee. James Ditanna is the only member of our Board of Directors and is its functional-equivalent of an audit committee. Our director does not meet the independent requirements for an audit committee member. The Director selects our independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors engaged by the Board. We have not adopted an audit committee charter, as the current system is deemed by management to be sufficient to meet our requirements at this time.

(h)

Disclosure Committee and Charter

We have no disclosure committee or disclosure committee charter, as we have not been operating and have only one officer and director.

(i)

Code of Ethics

We do not have a formal Code of Ethics as we have not been operating and have had no reason to adopt such a code at this time.

ITEM 11.  EXECUTIVE COMPENSATION

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual	Restricted Stock Awards	Securities Underlying Options	All Other Compensation

James Ditanna, President and Sole Director	2011	$ -	$ -	$ -	$ -	$ -	$ -
	2010	-	-	-	-	-	-

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

    STOCKHOLDER MATTERS

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and those persons who beneficially own more than 10% of the Company’s outstanding shares of common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, except for Forms 3 that were omitted to be filed, we believe that during the years ended February 28, 2011 and 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

James Ditanna as the sole director and executive officer does not own any SA Recovery Corp. common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

There are certain conflicts of interest between the Company and our officers and directors.  Mr. Ditanna has other business interests to which he currently devotes attention, and may be expected to do so although management time should be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the company.

For the years ended February 28, 2011 and 2010, we received $18,700 and $9,150, respectively, in cash from an affiliate to pay our operating costs.  Additionally, during the year ended February 28, 2011, this affiliate paid $3,525 of our operating expenses which have been added to the balance his promissory note.  These advances are not evidenced by a promissory note.  We therefore imputed interest at 8%, crediting Additional Paid-In Capital for $2,301 and charging Interest Expense.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our independent auditors, for the audit of our annual  financial statements was $10,150 and $8,500 for fiscal years ended February 28, 2011 and 2010, respectively.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
31	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2011	By:	SA RECOVERY CORP. /s/ James A. Ditanna James A. Ditanna President, Chief Executive Officer and Sole Director

30